Form 10KSB40
period 1998-12-31
COMMUNITY SHORES BANK CORP
filed 1999-03-30
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998        Commission File No. 333-63769

                        COMMUNITY SHORES BANK CORPORATION
                 (Name of small business issuer in its charter)

         MICHIGAN                                          38-3423227
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)

                 1030 W. NORTON AVENUE, MUSKEGON, MICHIGAN 49441
                    (Address of principal executive offices)

                                 (616) 780-1800
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act: NONE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
   ------    ------

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $13,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $7,357,000 as of February 1, 1999; based on the average of the closing bid and asked prices ($8.75) on that date.

         As of March 16, 1999, 1,170,000 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and III       Portions of 1998 Annual Report
                       to the Shareholders of the issuer for the period from July 23, 1998 (inception) to
                       December 31, 1998.

Part III Portions of the Proxy Statement of the issuer for its April 15, 1999 Annual Meeting

Transitional Small Business Disclosure Format      YES         NO      X
                                                       ------       -------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

         Community Shores Bank Corporation (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on July 23, 1998, under the laws of the State of Michigan, and formed Community Shores Bank (the "Bank"), which commenced business on January 15, 1999. The Corporation exists primarily for the purpose of holding all of the stock of the Bank, and of such other subsidiaries as the Corporation may acquire or establish.

         The expenses of the Corporation to date have generally been paid using the proceeds from its initial public stock offering in December of 1998. The Corporation's principal source of future operating funds is expected to be dividends from the Bank.

THE BANK

         The Bank is a state banking corporation which operates under the laws of the State of Michigan, pursuant to a charter issued by the Financial Institutions Bureau of the State of Michigan. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation. The Bank's primary service area is Muskegon County, which includes the City of Muskegon, and Northern Ottawa County, which includes the City of Grand Haven.

         The Bank, through its office at 1030 W. Norton Avenue, Muskegon, Michigan provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, and finances commercial transactions. The Bank has an automated teller machine ("ATM") which participates in MAC, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours, and is considering a system to perform certain transactions by telephone to be provided by its data processing vendor. The Bank does not have trust powers.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves with the Federal Reserve Bank on a pass-through basis through a correspondent financial institution.

REGULATION AND SUPERVISION

         The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has no current plans to engage in non-banking activities.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1998, the Corporation employed 17 persons.


LOAN POLICY

         The Bank makes loans primarily to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of qualified businesses and individuals who become customers of the Bank. The Board of Directors of the Bank recognizes that, in the normal business of lending, some losses on loans will be inevitable. These losses will be carefully monitored and evaluated and are recognized as a normal cost of conducting business.

         The Bank's loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy is designed to assist the Bank in managing the business risk involved in extending credit. It sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes criteria for evaluating a borrower's ability to support debt, including character of the borrower, evidence of financial responsibility, knowledge of collateral type, value and loan to value ratio, terms of repayment, source of repayment, payment history, and economic conditions.

         The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Senior Vice President and Senior Lender, the Chairman of the Board, President and Chief Executive Officer, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Board Committee") whose lending authority is approximately $1,395,000. Loan requests in excess of the Board Committee's limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of March 1, 1999, was approximately $1,395,000, subject to a higher legal lending limit of approximately $2,325,000 in specific cases with approval by two-thirds of the Bank's Board of Directors.

         In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The Chairman of the Board, President and Chief Executive Officer, and the Senior Vice President and Senior Lender have been delegated authority, where they deem it appropriate, to approve loans up to the limit authorized for the Board Committee. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

         The loan policy outlines the amount of funds that may be loaned against specific types of collateral. The loan to value ratios for first mortgages on residences are expected to comply with the guidelines of secondary market investors. First mortgages held within the Bank's portfolio are expected to mirror secondary market requirements. In those instances where loan to value ratio exceeds 80%, it is intended that private mortgage insurance will be obtained to minimize the Bank's risk. Loans secured by a second or junior lien generally will be limited to a loan to value ratio of 100%. Loans for improved residential real estate lots generally will not exceed a loan to value ratio of 80%, and loans for unimproved residential sites generally will not exceed a loan to value ratio of 75%. For certain loans secured by real estate, an appraisal of the property offered as collateral, by a state licensed or certified independent appraiser, will be required.

         The loan policy also provides general guidelines as to collateral, provides for environmental policy review, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending practices.


LENDING ACTIVITY

         Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders, including the Chairman of the Board, President and Chief Executive Officer, and the Senior Vice President and Senior Lender. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

         Working capital loans that are structured as a line of credit are reviewed periodically in connection with the borrower's year end financial reporting. These loans generally are secured by assets of the borrower and have an interest rate tied to the prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a margin over the prime rate or a U.S. Treasury Index.

         The Bank evaluates many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting commercial loans requires an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. On certain transactions, where real estate is the primary collateral, and in some cases where equipment is the primary collateral, appraisals are obtained from licensed or certified appraisers. In certain situations, for creditworthy customers, the Bank may accept title reports instead of requiring lenders' policies of title insurance.

         Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operations. the Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to owner operated properties of well known customers or new customers with an established profitable history. In certain cases, risk may be further reduced by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit, and
(ii) avoiding certain types of commercial real estate financing.

         Single Family Residential Real Estate Loans. The Bank originates first mortgage residential real estate loans in its market area according to secondary market underwriting standards. These loans are likely to provide borrowers with a fixed or adjustable interest rate with terms up to 30 years. A majority of the single family residential real estate loans are expected to be sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank may periodically elect to underwrite certain residential real estate loans, generally with maturities of seven years or less, to be held in its own loan portfolio.

         Consumer Loans. The Bank originates consumer loans for a variety of personal financial needs. Consumer loans are likely to include fixed home equity and equity lines of credit, new and used automobile loans, boat loans, personal unsecured lines of credit, credit cards (through third-party providers to minimize risk) and overdraft protection for checking account customers.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually will involve greater credit risk due to the type and nature of the collateral securing the debt. Strong emphasis is placed on the amount of the down payment, credit quality, employment stability and monthly income. Hazard insurance is obtained (in favor of the Bank) on certain loan types, including automobiles and boats.

         Consumer loans are generally repaid on a monthly basis with the source of repayment tied to the borrower's periodic income. It is recognized that consumer loan delinquency and losses are dependent on the borrower's continuing financial stability. Job loss, illness and personal bankruptcy may adversely affect repayment. In many cases, repossessed collateral (on a secured consumer loan) may not be sufficient to satisfy the outstanding loan balance. This is a common occurrence due to depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Consumer loans are expected to be an important component in the Bank's efforts to meet the credit needs of the communities and customers that it serves.

INVESTMENTS

         The principal investment of the Corporation is its investment in the common stock of the Bank. Funds retained by the Corporation from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Although the Corporation is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use, the Corporation has no present plans to make any such equity investment. The Corporation's Board of Directors may alter the Corporation's investment policy without shareholder approval.

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to a determination by a majority of the Bank's Board of Directors at least annually of the advisability of retaining the property, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Commissioner of the Michigan Financial Institutions Bureau may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval.

COMPETITION

         All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Muskegon County and Ottawa County, Michigan. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

         The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, charges on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes is better suited to its customers than that offered by other institutions in the local market.

SELECTED STATISTICAL INFORMATION

         A.       Distribution of Assets, Liabilities and Shareholder's Equity
         B.       Interest Rates and Interest Differential

         The information required by these sections are not applicable to the Corporation and the Bank had not yet commenced operation as of December 31, 1998.

SECURITIES PORTFOLIO

         A. Book value of investments in US Treasury and other U.S. Government agencies; States of the U.S. and political subdivisions; and other securities and maturities along with weighted average yield of each.

         As of December 31, 1998, no securities portfolio was held by the Corporation, and the Bank had not yet commenced operations.

LOAN PORTFOLIO

         A.  Schedule of maturities and interest rate sensitivity.

         The information required by this section is not applicable to the Corporation; and the Bank had not yet commenced operation as of December 31, 1998.

ALLOWANCE FOR LOAN LOSSES

         A. Analysis of the allowance and related detail on charge offs and recoveries.

         The information required by this section is not applicable to the Corporation; and the Bank had not yet commenced operation as of December 31, 1998.

DEPOSITS

         A. Average amount and rate paid on deposit categories which are in excess of 10% of average total deposits.
         B.  Aggregate amount of deposits by foreign depositors, if material.
         C. Amount outstanding of time deposits of $100,000 or more by time remaining until maturity.

         The information required by this section is not applicable to the Corporation; and the Bank had not yet commenced operation as of December 31, 1998. The Bank held no deposits as of December 31, 1998.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:


                                        Period from July 23, 1998 (inception)
                                                to December 31, 1998
                                           ------------------------------
Return on average total assets                         (16.9%)
Return on average equity                                (24%)
Dividend payout ratio                                    N/A
Average equity to average assets                        70.6%

ITEM 2.  DESCRIPTION OF PROPERTY

         The Corporation is constructing a new one-story building at 1030 W. Norton Avenue, in Roosevelt Park, Michigan, a suburb of Muskegon, for use as the Bank's main office and the Corporation's headquarters. The building will be approximately 11,500 square feet with a two lane drive-up facility, one drive-up ATM, safe deposit boxes and a night depository. There is expected to be free on-site parking of approximately 60 spaces.

         The Bank is utilizing temporary, modular office space on the permanent site until the new premises is completed. This temporary facility will be leased by the Bank until the construction of the Bank's main office is complete. The temporary office space consists of three attached modular units totaling approximately 3,400 square feet with a drive-up window and ATM. The Bank is also leasing approximately 1,900 square feet of office space on the first floor of an office building at 1060 W. Norton Avenue adjacent to the Bank's temporary facility. The lease of this adjacent office space is a ten month lease expiring September 30, 1999, which is renewable on a month-to-month basis. The Bank expects to complete and move into its permanent facility in the second half of 1999.

ITEM 3.  LEGAL PROCEEDINGS

         As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

         No litigation is pending in which the Corporation, or the Bank, is likely to experience loss or exposure which would materially affect the Corporation's equity, financial position, or liquidity as presented herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information shown under the caption "Stock Information" in the Notice of Annual Meeting, Proxy Statement & 1998 Annual Report of the Corporation ("Proxy Statement & 1998 Annual Report") furnished to the Securities and Exchange Commission ("SEC") as Exhibit 13 to this Report is incorporated here by reference.

         In December of 1998, the Corporation commenced an initial public offering of its Common Stock. Pursuant to the public offering, the Corporation registered for sale to the public under the Securities Act of 1933, shares of its Common Stock. The registration statement for the public offering was assigned SEC file number 333-63769, and became effective on December 17, 1998. Of the shares registered with the SEC, the closing for the 1,100,000 firm shares included in the offering occurred on December 22, 1998, and the closing for 70,000 of the shares included in the Underwriter's over-allotment option occurred on January 21, 1999. Accordingly, the public offering terminated by January 21, 1999, after 1,170,000 shares covered by the registration statement had been sold by the Corporation. The managing underwriter for the offering was Roney Capital Markets, a division of First Chicago Capital Markets, Inc. The shares were sold to the public at a price of $10 per share for an aggregate offering price of $11,170,000.

         In connection with the offering, the Corporation paid underwriting discounts and commissions of approximately $654,000, and other expenses of approximately $167,000; for a total of approximately $821,000 of aggregate underwriting discounts and commissions, and other expenses of the offering. The net proceeds of the offering received by the Corporation, after deducting the discounts, commissions, and other expenses of the offering was approximately $10,879,000.

         From the net proceeds of the offering, the Corporation used $1,155,000 to repay director loans, with interest at 5% per annum, which were made to the Corporation by members of it's Board of Directors to finance, on an interim basis, the Bank's pre-opening expenses which consisted mainly of purchasing the capital assets discussed below as well as expenses for salaries and benefits ($279,000), offering costs ($167,000) other than the Underwriters discount and many other miscellaneous start-up expenses ($64,000).

         Additionally, from the net proceeds of the offering, the Corporation contributed $8,063,000 in cash to the Bank and $1,237,000 in capital assets including $445,000 of land purchased to build the Bank's main office and $477,000 of banking equipment. In return for this capital infusion the Corporation received 100% of the Bank's authorized common stock. The purchase of the Bank's stock was intended to provide the Bank with the capital required by the regulators to commence operations and to support asset growth, fund loans, acquire investments, construct the main office, purchase any remaining equipment necessary for operation and to provide payment for operating expenses. On January 21, 1999, the Corporation opened a Money Market account with the Bank in the amount of $1,000,000 and plans to leave most of this money on deposit until more capital is needed by the Bank to finance future growth.

         A summary of the sources and uses of the proceeds from the initial public offering is set forth below:


(Dollars in thousands)                                                               Amount       Percentage
                                                                                     ------       ----------
Sources:
         Sale of 1,170,000 shares of Common Stock .............................      $11,700          100%
Uses:
Capital Contribution to the Bank
                  Asset  Transfer .............................................        1,237           11%
                  Cash ........................................................        8,063           69%
         Underwriting Discounts ...............................................          654            6%
         Offering  Expenses ...................................................          167            1%
         Operating and Startup Expenditures ...................................          579            5%
         Money Market Deposit Account .........................................        1,000            8%
                                                                                     -------          ---
Total  Uses ...................................................................      $11,700          100%


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information shown under the caption "Plan of Operation" in the Proxy Statement & 1998 Annual Report of the Corporation, furnished to the SEC as
Exhibit 13 to this Report is incorporated here by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Changes in Shareholders' Equity," "Consolidated Statement of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated February 4, 1999, in the Proxy Statement & 1998 Annual Report of the Corporation, furnished to the SEC as
Exhibit 13 to this Report are incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors, Nominees and Executive Officers in the Proxy Statement & 1998 Annual Report of the Corporation furnished to the SEC as Exhibit 13 to this Report is incorporated here by reference.

         The Corporation does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 1998," and "Aggregated Stock Option Exercises in 1998 and Year End Option Values" in the Proxy Statement & 1998 Annual Report of the Corporation furnished to the SEC as Exhibit 13 to this Report is incorporated here by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement & 1998 Annual Report of the Corporation furnished to the SEC as Exhibit 13 to this Report is incorporated here by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Proxy Statement & 1998 Annual Report of the Corporation furnished to the SEC as
Exhibit 13 to this Report is incorporated here by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


        EXHIBIT NO.                                            EXHIBIT DESCRIPTION
            3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's
                             Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on
                             December 17, 1998)

            3.2              Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's
                             Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on
                             December 17, 1998

           10.1              1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the
                             Corporation's Registration Statement on Form SB-2 (SEC File


                             No. 333-63769) which became effective on December 17, 1998 (Management contract or compensatory plan)

           10.2              Development Coordination and Construction Oversight Agreement between the Corporation and
                             Investment Property Associates, Inc. is incorporated by reference to exhibit 10.2 of the
                             Corporation's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998

           10.3              First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit
                             10.3 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-63769)
                             which became effective on December 17, 1998

           10.4              Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Corporation's Registration Statement on Form SB-2 (SEC
                             File No. 333-63769) which became effective on December 17, 1998

            13               Proxy Statement & 1998 Annual Report of the Corporation. Except for the portions of the
                             Proxy Statement & 1998 Annual Report that are expressly incorporated by reference in this
                             Annual Report on Form 10-KSB, the Proxy Statement & 1998 Annual Report of the Corporation
                             shall not be deemed filed as a part thereof

            20               Proxy Statement of the Corporation for its April 15, 1999 Annual Meeting is included as part of the Proxy Statement & 1998 Annual Report of the Corporation (front cover through page 10 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB.
                             Except for the portions of the Proxy Statement & 1998 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1998
                             Annual Report of the Corporation shall not be deemed filed as a part thereof

            21               Subsidiaries of the Issuer

            27               Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                                     COMMUNITY SHORES BANK CORPORATION


                                     /S/ JOSE' A. INFANTE
                                     --------------------------------------
                                     Jose' A. Infante
                                     Chairman of the Board, President
                                       and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 23, 1999.



/S/ DAVID C. BLISS                                           /S/ MICHAEL D. GLUHANICH
-----------------------------------                          ----------------------------------------------
David C. Bliss, Director                                     Michael D. Gluhanich, Director

/S/GARY F. BOGNER
-----------------------------------                          ----------------------------------------------
Gary F. Bogner, Director                                     Donald E. Hegedus, Director

-----------------------------------                          ----------------------------------------------
John C. Carlyle, Director                                    John L. Hilt, Director

/S/ROBERT L. CHANDONNET                                      /S/ JOSE' A. INFANTE
-----------------------------------                          ----------------------------------------------
Robert L. Chandonnet, Director                               Jose' A. Infante, Chairman of the Board,
                                                             President and Chief Executive Officer and
                                                             Director (principal executive officer)

/S/DENNIS L. CHERETTE                                        /S/ JOY R. NELSON
-----------------------------------                          ----------------------------------------------
Dennis L. Cherette, Director                                 Joy R. Nelson, Director

/S/ BRUCE J. ESSEX                                           /S/ TRACEY A. WELSH
-----------------------------------                          ----------------------------------------------
Bruce J. Essex , Director                                    Tracey A. Welsh  (principal financial
                                                             and accounting officer)


                                  EXHIBIT INDEX


        Exhibit No.                                            EXHIBIT DESCRIPTION
            3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's
                             Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on
                             December 17, 1998)

            3.2              Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's
                             Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on
                             December 17, 1998

           10.1              1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the
                             Corporation's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998 (Management contract or compensatory plan)

           10.2              Development Coordination and Construction Oversight Agreement between the Corporation and
                             Investment Property Associates, Inc. is incorporated by reference to exhibit 10.2 of the
                             Corporation's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998

           10.3              First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit
                             10.3 of the Corporation's Registration Statement on Form SB-2 (SEC File No. 333-63769)
                             which became effective on December 17, 1998

           10.4              Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Corporation's Registration Statement on Form SB-2 (SEC
                             File No. 333-63769) which became effective on December 17, 1998

            13               Proxy Statement & 1998 Annual Report of the Corporation. Except for the portions of the
                             Proxy Statement & 1998 Annual Report that are expressly incorporated by reference in this
                             Annual Report on Form 10-KSB, the Proxy Statement & 1998 Annual Report of the Corporation
                             shall not be deemed filed as a part thereof

            20               Proxy Statement of the Corporation for its April 15, 1999 Annual Meeting is included as part of the Proxy Statement & 1998 Annual Report of the Corporation (front cover through page 10 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB.
                             Except for the portions of the Proxy Statement & 1998 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1998
                             Annual Report of the Corporation shall not be deemed filed as a part thereof

            21               Subsidiaries of the Issuer

            27               Financial Data Schedule

