Form 10QSB
period 1999-03-31
COMMUNITY SHORES BANK CORP
filed 1999-05-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from         to         .

                          Commission File No. 333-63769

                        COMMUNITY SHORES BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Michigan                                   38-3423227
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                 1030 W. NORTON AVENUE, MUSKEGON, MICHIGAN 49441
                    (Address of principal executive offices)

                                 (616) 780-1800
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No
                                      ---      ---

At March 31, 1999, 1,170,000 shares of Common Stock of the issuer were outstanding


Transitional Small Business Disclosure Format:
                                    Yes      No X
                                       ---     ---

PART 1.  Financial Information                                             Page No.

         Item I. Financial Statements                                            1

         Item 2. Management's Discussion and Analysis or
                 Plan of Operations........................................     14


PART II. Other Information

         Item 1. Legal Proceedings.........................................     20

         Item 2. Changes in Securities and Use of Proceeds.................     20

         Item 3. Defaults upon Senior Securities...........................     20

         Item 4. Submission of Matters to a Vote of Security Stockholders..     20

         Item 5. Other Information.........................................     20

         Item 6. Exhibits and Reports on Form 8-K..........................     21

         Signatures........................................................     22

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,                  December 31,
                                                                            1999                        1998
                                                                     -----------------          -------------------
                                                                       (Unaudited)
ASSETS
            Cash and due from banks                                   $        710,000           $       8,612,377
            Federal Funds Sold                                               5,000,000                           0
                                                                     -----------------          ------------------
                 Total cash and cash equivalents                             5,710,000           $       8,612,377

            Securities available for sale,net of SFAS 115                    7,730,413                           0

            Total loans                                                     16,362,933                           0
            Allowance for loan losses                                          244,400                           0
                                                                     -----------------          ------------------
                 Net loans                                                  16,118,533                           0

            Accrued interest receivable                                        100,440                      11,400
            Premises and equipment-net                                       1,436,736                   1,237,489
            Other assets                                                       100,848                           0
                                                                     -----------------          ------------------

                 Total assets                                         $     31,196,970           $       9,861,266
                                                                     =================          ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
            Deposits
                 Non interest-bearing                                 $      1,206,507           $               -
                 Interest bearing                                           19,039,883                           0
                                                                     -----------------          ------------------
                      Total                                                 20,246,390                           0

            Securities sold under agreements to repurchase                   1,031,524                           0

            Accrued expenses and other liabilities                              86,976                      72,214
                                                                     -----------------          ------------------


                 Total liabilities                                          21,364,890                      72,214

            Shareholders' Equity
                 Preferred Stock, no par value: no shares                            0                           0
                   authorized and none issued
                 Common Stock, no par value: 9,000,000                      10,871,211                  10,227,604
                   shares authorized and 1,170,000 shares
                   outstanding
                 Retained Deficit                                           (1,036,023)                   (438,552)
                 Unrealized loss on securities available for sale               (3,108)                          0
                                                                     -----------------          ------------------

                 Total shareholders' equity                                  9,832,080                   9,789,052
                                                                     -----------------          ------------------

                 Total liabilities and shareholders' equity           $     31,196,970           $       9,861,266
                                                                     =================          ==================


See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                             March 31,                  December 31,
                                                                                1999                        1998
                                                                       -----------------------      ----------------------
                                                                            (Unaudited)
Interest Income
              Loans, including fees                                                  $ 96,720                         $ -
              Federal Funds Sold                                                       42,796                           0
              Securities, taxable                                                      67,864                           0
              Other                                                                    13,924                      12,716
                                                                       -----------------------      ----------------------

                   Total interest income                                              221,304                      12,716

Interest expense
              Deposits                                                                 69,556                           0
              Other                                                                     3,235                      17,536
                                                                       -----------------------      ----------------------

                   Total interest expense                                              72,791                      17,536
NET INTEREST INCOME                                                                   148,513                      (4,820)

Provision for loan losses                                                             244,400                           0
                                                                       -----------------------      ----------------------

Net interest income after provision for loan losses                                   (95,887)                     (4,820)

Noninterest income
              Service charge income                                                     2,216                           0
              Mortgage referral income                                                  4,787                           0
              Other                                                                       939                           0
                                                                       -----------------------      ----------------------

                   Total noninterest income                                             7,942                           0

Noninterest expense
              Salaries and benefits                                                   267,520                     279,481
              Occupancy                                                                45,210                      17,336
              Equipment                                                                46,830                       7,943
              Legal and professional                                                   70,697                      67,842
              Supplies                                                                 50,816                           0
              Other                                                                    28,453                      61,130
                                                                       -----------------------      ----------------------

                   Total noninterest expense                                          509,526                     433,732

LOSS BEFORE FEDERAL INCOME TAX                                                       (597,471)                   (438,552)

Federal income tax expense                                                                  0                           0
                                                                       -----------------------      ----------------------

NET LOSS                                                                           $ (597,471)                 $ (438,552)
                                                                       =======================      ======================

Basic loss per share                                                                  $ (0.52)                    $ (0.40)
                                                                       =======================      ======================
Weighted average shares outstanding                                               $ 1,154,444                 $ 1,100,000
                                                                       =======================      ======================


See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION

                        CONDENSED CONSOLIDATED STATEMENT
                         OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                             Three Months Ended
                                                               March 31, 1999
                                                              ------------------

Net Loss                                                      $        (597,471)

Other Comprehensive income, net of tax;
     Change in unrealized loss on securites                              (3,108)
                                                              ------------------

Comprehensive loss                                            $        (600,579)
                                                              ==================



See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION

                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Net Unrealized
                                                                                              Loss on
                                                                                             Securities                Total
                                                Common                Retained             Available for           Shareholders'
                                                Stock                 Earnings                  Sale                   Equity
                                           -----------------      -----------------       -----------------       -----------------

Balance at January 1, 1999                     $ 10,227,604             $ (438,552)               $      -             $ 9,789,052

Net proceeds from IPO over-
  allotment, January 21, 1999                       643,607                                                                643,607

Net loss for period from
   January 1, 1999 through
   March 31, 1999                                                         (597,471)                                       (597,471)

Unrealized gain sale of
  securities available for sale,
  net of tax                                                                                        (3,108)                 (3,108)
                                           -----------------      -----------------       -----------------       -----------------

Balance, March 31, 1999                        $ 10,871,211            $(1,036,023)               $ (3,108)            $ 9,832,080
                                           =================      =================       =================       =================





See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                    March 31, 1999
                                                                                  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                            $ (597,471)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Depreciation and amortization                                                      60,305
          Provision for loan losses                                                         244,400
          Net change in accrued interest receivable                                         (89,040)
          Net change in other assets                                                       (100,848)
          Net change in accrued expenses and other liabilities                               14,762
                                                                                  ------------------

               Net cash from operating activities                                          (467,891)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                                (16,362,933)
     Purchase of securities available for sale                                           (7,733,521)
     Purchase of premises and equipment                                                    (259,552)
                                                                                  ------------------

               Net cash from investing activities                                       (24,356,007)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                            20,246,390
     Net increase in securities sold under agreements to repurchase                       1,031,524
     Net proceeds from IPO Over-allotment                                                   643,607
                                                                                  ------------------

               Net cash from financing activities                                        21,921,521

Net change in cash and cash equivalents                                                  (2,902,377)

Cash and cash equivalents, beginning balance                                              8,612,377
                                                                                  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 5,710,000
                                                                                  ==================



Supplemental disclosures of cash flow information
     Cash paid during the period for interest                                             $ 47,431



See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The unaudited financial statements for the three months ended March 31, 1999 include the consolidated results of operations of Community Shores Bank Corporation ("Corporation") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1998.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

         Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

         Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

         Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

         Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgement, should be charged-off.

         A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

         Repurchase Agreement: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

         Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

         Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, banking.


3.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1999:


                 Balance at January 1, 1999                              $           -

                 Provision for loan losses charged against
                   operating expense                                           244,400
                                                                        ---------------

                 Balance at March 31, 1999                                   $ 244,400
                                                                        ===============

4.       LOANS

         Between the opening of Community Shores Bank on January 18, 1999 and the end of the first quarter, March 31, 1999, $16.4 million of loans were made to customers. The components of the outstanding balances and their percentage of the total portfolio is as follows:


                                                          March 31, 1999
                                               Balance                       %
                                           ----------------             ------------

Consumer Loans                                   $ 948,428                      5.8 %
Commercial, financial and other                  5,905,302                     36.1
Commercial real estate and
   construction                                  8,805,168                     53.8
Residential real estate, mortgages
   and construction                                704,035                      4.3
                                           ----------------             ------------

Total loans                                    $16,362,933                    100.0 %
                                           ================             ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.       PREMISES AND EQUIPMENT - NET

         Premises and equipment are comprised of the following:

                                                             March 31,            December 31,
                                                                1999                  1998
                                                          -----------------     -----------------
              Land                                               $ 450,440             $ 450,440
              Leasehold improvements                                80,159                     0
              Furniture and equipment                              574,939               477,119
              Construction in progress                             384,510               309,930
                                                          -----------------     -----------------
                                                                 1,490,048             1,237,489
              Less accumulated depreciation                        (53,312)                    0
                                                          -----------------     -----------------
              Total net premises and equipment                 $ 1,436,736           $ 1,237,489
                                                          =================     =================



         Depreciation expense for the first quarter 1998 amounted to $53,312.



6.       DEPOSITS

         Community Shores Bank began operations on January 18, 1999. Between that date and the end of the first quarter, March 31, 1999, deposit accounts totaling $20.2 million were opened. The components of the outstanding balances and their percentage of the total portfolio is as follows:


                                                                    March 31, 1999
                                                              Balance             %
                                                          -----------------     -------
             Noninterest-bearing
                   Demand                                       $1,206,507         6.0 %
              Interest-bearing
                   Checking                                      1,120,904         5.5
                   Money Market                                    821,232         4.1
                   Savings                                          74,090         0.4
                   Time, under $100,000                          6,467,970        31.9
                   Time, over $100,000                          10,555,687        52.1
                                                          -----------------     -------

              Total Deposits                                   $20,246,390       100.0 %
                                                          =================     =======

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.       BORROWINGS

         Information relating to securities sold under agreements to repurchase follows:


                                                                       March 31,
                                                                         1999
                                                                  -----------------
              Outstanding balance                                      $ 1,031,524
              Average interest rate                                          4.34%

              Average balance                                            $ 288,502
              Average interest rate                                          4.34%

              Maximum outstanding at any month end                     $ 1,031,524


         Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.


8.       EMPLOYEE BENEFIT PLANS

         The Corporation established a 401(k) plan effective January 1, 1999, covering substantially all its employees. The Corporation's first quarter 1999 matching 401(k) contribution charged to expense was $10,113. The percent of the Corporation's matching contributions to the 401(k) is currently 4.50% and was approved by the Board of Directors in a meeting on January 26, 1999.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.       COMMITMENTS AND OFF-BALANCE-SHEET RISK

         Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

         A summary of the notional and contractual amounts of financing instruments with off-balance-sheet risk at March 31, 1999 follows:

                                                        March 31,
                                                          1999
                                                       -----------
Letters of credit                                      $    50,000
Commercial unused lines of credit                        8,611,982
Consumer unused lines of credit                            504,605
Residential construction commitments                   $   386,012



         Commitments to make loans generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




10.      REGULATORY MATTERS


         The Corporation and Bank are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.


         The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.



                                                Capital to risk weighted
                                                         assets
                                              ------------------------------        Tier 1 Capital
                                                 Total            Tier 1           to average assets
                                              ------------     -------------     ----------------------
             Well capitalized                          10 %               6 %              5 %
             Adequately capitalized                     8                 4                4
             Undercapitalized                           6                 3                3

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Actual capital levels (in thousand) and minimum required levels for the Corporation and Bank were:

                                       Actual              Adequately Capitalized         Well Capitalized
                               -----------------------     -----------------------    -----------------------
                                  Amount        Ratio        Amount         Ratio       Amount         Ratio
                               ------------    -------     -----------     -------    -----------     -------
March 31, 1999
--------------------------
Total capital (to risk-
   weighted assets)
      Consolidated             $ 10,079,588    50.43 %     $ 1,599,111      8.00 %    $ 1,998,889     0.00 %
      Bank                        8,968,496    44.91         1,597,663      8.00        1,997,079     0.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated                9,835,188    49.20           799,556      4.00        1,199,333     6.00
      Bank                        8,724,096    43.68           798,832      4.00        1,198,248     6.00

Tier 1 capital (to
   average assets)
      Consolidated                9,835,188    57.53           683,853      4.00          854,817     5.00
      Bank                        8,724,096    58.00           601,646      4.00          752,057     5.00




         The Corporation and the Bank were categorized as well capitalized at March 31, 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.


Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and risk factors described from time to time in the Corporation's filings with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


Community Shores Bank Corporation was incorporated on July 23, 1998 to establish and own Community Shores Bank which began operations on January 18, 1999. Since opening its doors on January 18, the Bank has seen steady growth. In fact, during the first quarter of 1999, the assets of Community Shores Bank Corporation increased from $9,861,266 on December 31, 1998, to $31,196,970 on March 31, 1999. This represents the total increase in assets of $21,335,704.

The following table sets forth certain information relating to the Corporation's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expenses by the average daily balance of assets or liabilities, respectively, for the period presented. During the period presented, there were no nonaccrual loans.



                                                                                Quarter ended March 31, 1999
                                                                         Average                              Average
                                                                         balance            Interest           rate
                                                                     ----------------     -------------     ------------
              Assets
                   Federal funds sold and interest-bearing
                      deposits with banks                                 $5,484,997           $56,720             4.14 %
                   Investment securities-available for sale                5,542,607            67,864             4.90
                   Loans                                                   4,407,091            96,720             8.78
                                                                     ----------------     -------------     ------------
                                                                          15,434,695           221,304             5.74
                   Other assets                                            1,661,640
                                                                     ----------------

                                                                         $17,096,335
                                                                     ================

              Liabilities and Shareholders' Equity
                   Interest-bearing deposits                              $6,047,763           $69,556             4.60
                   Other borrowings                                          288,502             3,235             4.49
                                                                     ----------------     -------------     ------------
                                                                           6,336,265            72,791             4.60
                   Noninterest-bearing deposits                              603,712
                   Other liabilities                                          29,983
                   Shareholders' Equity                                   10,126,374
                                                                     ----------------

                                                                         $17,096,335
                                                                     ================

              Net interest income                                                             $148,513
                                                                                          =============

              Net interest margin on earning assets                                                                1.14 %
                                                                                                            ============

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999, which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                                  Interest rate sensitivity period
                                                 Within         Three to          One to          After
                                                  three          twelve            five           five
                                                 months          months           years          years         Total
                                              ------------    ------------      ----------     ----------    ----------
Earning assets
     Federal funds sold                        $ 5,000,000    $          -      $        -     $        -    $5,000,000
     Securities available for sale                       0       7,730,413                0             0     7,730,413
     Loans                                       3,419,634         242,150        8,991,940     3,709,209    16,362,933
                                              ------------    ------------       ----------    ----------    ----------
                                                 8,419,634       7,972,563        8,991,940     3,709,209    29,093,346

Interest-bearing liabilities
     Savings and money market                      895,322               0                0             0       895,322
     Time deposits< $100,000                       725,327       5,514,942          228,000             0     6,468,269
     Time deposits>$100,000                      7,321,799       3,133,879          100,006             0    10,555,684
     Other borrowings                            2,152,428               0                0             0     2,152,428
                                              ------------    ------------       ----------    ----------    ----------
                                                11,094,876       8,648,821          328,006             0    20,071,703

Net asset (liability) gap                      $(2,675,242)     $ (676,258)      $8,663,934    $3,709,209    $9,021,643
                                              ============    ============       ==========    ==========    ==========

Cumulative net asset (liability) gap           $(2,675,242)    $(3,351,500)      $5,312,434    $9,021,643
                                              ------------    ------------       ----------    ----------


Although there was a $2,902,377 decrease in cash and cash equivalents, the investment securities increased by $7,730,413. This increase was partially driven by the growth in our Repurchase Account deposit product, which is essentially a combined sweep account and repurchase account collateralized by securities. Other purchases were prompted by a liquidity need in light of our rapid loan growth. All of the investments in the security portfolio were classified as "available for sale" at March 31, 1999.

As management had expected the majority of the bank's growth has occurred in the commercial loan area.

See the loan composite table below:

                                                  March 31, 1999
                                             Balance              %
                                           -----------       ----------
Consumer Loans                             $   948,428              5.8 %
Commercial, financial and other              5,905,302             36.1
Commercial real estate and
   construction                              8,805,168             53.8
Residential real estate, mortgages
   and construction                            704,035              4.3
                                           -----------       ----------

Total loans                                $16,362,933            100.0 %
                                           -----------       ----------

Out of the $16.4 million loan portfolio at quarter end, nearly 90% is held in the commercial loan category. This significant concentration is in line with our strategy of focusing our initial efforts in the commercial "wholesale" sector of business due in part to the fact that commercial customers tend to generate demand deposit growth as well as loan volume.

The "retail" portion of our loan portfolio, consumer and mortgage loans, comprise approximately 10% of the March 31, 1999 loan portfolio as management expected. The Bank has recently begun heavier marketing for mortgage loans in particular. The Bank intends to aggressively grow this business segment.

Consumer loan volume should increase at a steady pace and account for a larger percentage of total assets over time.

Additionally the loan maturities and rate sensitivity of the loan portfolio at March 31, 1999 have been included below:

                                         Within       Three to         One to          After
                                          three        twelve           five            five
                                         months        months           years          years             Total
                                       -----------   -----------     -----------     -----------     -------------
Consumer loans                           $129,693       $31,854        $547,488        $239,393          $948,428
Commercial, financial and other         3,199,610       172,209       2,274,924         258,559         5,905,302
Commercial real estate and
   construction                            90,331             0       6,169,528       2,545,309         8,805,168
Residential real estate, mortgages
   and construction                             0        38,087               0         665,948           704,035
                                       -----------   -----------     -----------     -----------     -------------
                                       $3,419,634      $242,150      $8,991,940      $3,709,209       $16,362,933
                                       ===========   ===========     ===========     ===========     =============

Loans at fixed rates                      108,500       242,150       8,991,940       3,243,261        12,585,851
Loans at variable rates                 3,311,134             0               0         465,948         3,777,082
                                       -----------   -----------     -----------     -----------     -------------
                                       $3,419,634      $242,150      $8,991,940      $3,709,209       $16,362,933
                                       -----------   -----------     -----------     -----------     -------------

Deposits were $20.2 million at quarter end. See the components below:

                                                                    March 31, 1999
                                                              Balance             %
                                                          -----------------     -------
              Noninterest-bearing
                   Demand                                       $1,206,507         6.0 %
              Interest-bearing
                   Checking                                      1,120,904         5.5
                   Money Market                                    821,232         4.1
                   Savings                                          74,090         0.4
                   Time, under $100,000                          6,467,970        31.9
                   Time, over $100,000                          10,555,687        52.1
                                                          -----------------     ------

              Total Deposits                                   $20,246,390       100.0 %
                                                          -----------------     ------


Management has chosen to fund the rapid loan growth by obtaining brokered and out-of-state deposits. Brokered deposits are time deposits obtained from depositors located outside our market area and are placed with our Bank by a deposit broker. Deposits of this type totaled $8,667,000 (approximately 43% of total deposits) at quarter end.

Our reliance on deposits of this type is expected to be ongoing but we are actively pursuing local business and public deposits in order to neutralize the portfolio concentration levels.

As of March 31, 1999, the Corporation had a retained deficit of $1,036,023. The retained deficit was primarily the result of preopening fees and expenses as well as a provision for loan losses of $244,400 made in the first quarter. Management believes that the Corporation will generate a net loss for 1999 as a result of expenditures made to organize and grow the Bank to the size necessary to generate revenues to exceed the cost of its overhead structure. Significant ongoing additions to loan loss reserves will also contribute to this deficit due to the projected increase in the loan portfolio. The expenditures made will create the infrastructure and lay the foundation for growth in subsequent years.

At this time, Management believes that the Bank is likely to have adequate funds to meet its capital requirements for the next twelve months. The Bank projects that during the next twelve months it will spend approximately $1.3 million for the construction of its main office and approximately $500,000 for furniture, fixtures, equipment, and other assets. Construction of the Bank's permanent main office was started on March 8, 1999 with good progress occurring. Completion is expected by the end of this year. The Bank is negotiating the lease of a facility in Grand Haven, Michigan that is expected to be ready to serve as a branch bank in the second half of 1999. The

Bank presently has the equivalent of 21 full-time employees. Management will continue to review staffing levels and may hire several additional employees within the next twelve months. In determining staffing levels, Management seeks to employ an adequate number of employees to provide excellent customer service while maintaining expenses at a reasonable level.

The approach of the Year 2000 presents potential problems to businesses that utilize computers. Some computer systems may not be able to properly interpret or process dates after December 31, 1999 because they use only two digits to indicate the year in the date. These computer systems do not properly recognize a year that begins with "20" instead of the familiar "19". The effects of this problem may vary from system to system. If not corrected, many computer applications could fail or create erroneous results. The Corporation has obtained information and account processing services and reports ("Processing Services") from a reputable and experienced company that provides such services for many financial institutions. The Corporation is obtaining written assurances from its Processing Services supplier and computer equipment suppliers that their products are or will be year 2000 ready or compliant. The Corporation is assessing year 2000 compliance of the Bank and its vendors. Vendors whose year 2000 compliance may affect the Corporation's business and operations include its Processing Services supplier, electronic banking vendors, correspondent banks, utilities and communications companies. Security systems, heating, ventilating, air conditioning and other systems may also be affected. The Corporation expects to require information from commercial borrowers as to their year 2000 compliance as part of the loan application and review process. The Corporation has appointed one of its senior officers to oversee its year 2000 programs, and the Corporation is apprising its Board of Directors of the progress being made on a regular basis. Costs to the Corporation related to year 2000 matters are estimated to be less than $25,000. These costs may include testing of equipment and software programs, equipment upgrades and customer education. It is difficult to predict such costs, and additional funds may be needed for expenses relating to year 2000 testing, training, education, system or software failure replacements, or losses due to vendor or customer failure to be year 2000 compliant. The failure of the Corporation, its vendors, or customers to successfully address year 2000 issues could interfere with the Corporation's ability to operate its business and have a material adverse effect on the Corporation's financial condition and results of operation. The Corporation is in the process of developing a contingency plan to address year 2000 problems that may occur after December 31, 1999, and expects to develop the plan by the end of the first half of 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Corporation and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation or the Bank, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  EXHIBIT NO.                      EXHIBIT DESCRIPTION
  -----------                      -------------------

      3.1       Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form
                SB-2 (Commission File no. 333-63769) that became effective on December 17, 1998

      3.2       Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form
                SB-2 (Commission File No. 333-63769) that became effective on
                December 17, 1998

      11        Statement re Computation of Per Share Earnings

      27        Financial Data Schedule



(b) Reports on Form 8-K.

         No reports were filed by the Corporation on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1999.


                                COMMUNITY SHORES BANK CORPORATION



                                By:  /s/ Jose' A. Infante
                                   -----------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer (principal executive officer)





                                By:  /s/ Tracey A. Welsh
                                   -----------------------------------------
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                  EXHIBIT DESCRIPTION
-----------                  -------------------

3.1                          Articles  of  Incorporation  are  incorporated  by  reference  to  exhibit  3.1  of  the
                             Corporation's  Registration  Statement on Form SB-2 (Commission File no. 333-63769) that became effective on December 17, 1998

3.2                          Bylaws  of  the  Corporation  are  incorporated  by  reference  to  exhibit  3.2  of the
                             Corporation's  Registration  Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998

11                           Statement re Computation of Per Share Earnings

27                           Financial Data Schedule