Form 10QSB
period 1999-06-30
COMMUNITY SHORES BANK CORP
filed 1999-08-16
CIK 1070523

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to         .


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
                        Yes   X           No
                             ---            ---


At June 30, 1999, 1,170,000 shares of Common Stock of the issuer were outstanding



Transitional Small Business Disclosure Format:
                        Yes               No X
                             ---            ---


PART 1.   Financial Information                                                                   Page No.

          Item I.  Financial Statements..........................................................     1

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operations............................................................    14


PART II.  Other Information

          Item 1.  Legal Proceedings.............................................................    21

          Item 2.  Changes in Securities and Use of Proceeds.....................................    21

          Item 3.  Defaults upon Senior Securities...............................................    21

          Item 4.  Submission of Matters to a Vote of Security Stockholders......................    21

          Item 5.  Other Information.............................................................    21

          Item 6.  Exhibits and Reports on Form 8-K..............................................    22

          Signatures.............................................................................    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,              December 31,
                                                                                  1999                    1998
                                                                         ----------------------    ------------------
                                                                              (Unaudited)
ASSETS
              Cash and due from banks                                    $            1,594,610    $        8,612,377
              Federal Funds Sold                                                      1,000,000                     0
                                                                         ----------------------    ------------------
                   Total cash and cash equivalents                                    2,594,610           $ 8,612,377

              Securities available for sale                                          10,716,852                     0

              Total loans                                                            31,118,750                     0
              Allowance for loan losses                                                 467,100                     0
                                                                         ----------------------    ------------------
                   Net loans                                                         30,651,650                     0

              Accrued interest receivable                                               242,812                11,400
              Premises and equipment-net                                              1,743,120             1,237,489
              Other assets                                                              167,554                     0
                                                                         ----------------------    ------------------

                   Total assets                                          $           46,116,598    $        9,861,266
                                                                         ======================    ==================

LIABILITIES  AND SHAREHOLDERS' EQUITY
              Deposits
                   Non interest-bearing                                  $            2,495,091    $                -
                   Interest bearing                                                  32,534,408                     0
                                                                         ----------------------    ------------------
                        Total                                                        35,029,499                     0

              Securities sold under agreements to repurchase                          1,647,617                     0

              Accrued expenses and other liabilities                                    151,139                72,214
                                                                         ----------------------    ------------------

                   Total liabilities                                                 36,828,255                72,214

              Shareholders' Equity
                   Preferred Stock, no par value: no shares                                   0                     0
                     authorized and none issued
                   Common Stock, no par value: 9,000,000                             10,871,211            10,227,604
                     shares authorized and 1,170,000 shares
                     outstanding
                   Retained Deficit                                                  (1,557,142)             (438,552)
                   Unrealized loss on securities available for sale                     (25,726)                    0
                                                                         ----------------------    ------------------

                   Total shareholders' equity                                         9,288,343             9,789,052
                                                                         ----------------------    ------------------

                   Total liabilities and shareholders' equity            $           46,116,598    $        9,861,266
                                                                         ----------------------    ------------------



          See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Three months ended        Six months ended
                                                       June 30, 1999            June 30, 1999
                                                   ----------------------   ---------------------
                                                        (Unaudited)              (Unaudited)
Interest Income
              Loans, including fees                $              491,486    $            588,206
              Federal Funds Sold                                   44,379                  87,174
              Securities, taxable                                 106,935                 174,799
              Other                                                   553                  14,477
                                                   ----------------------    --------------------

                   Total interest income                          643,353                 864,656

Interest expense
              Deposits                                            325,581                 395,137
              Secured Borrowings                                   14,301                  17,536
              Federal Funds Purchased                                 263                     263
              Other                                                     0                       0
                                                   ----------------------    --------------------

                   Total interest expense                         340,145                 412,936

NET INTEREST INCOME                                               303,208                 451,720

Provision for loan losses                                         222,700                 467,100
                                                   ----------------------    --------------------

Net interest income after provision for loan losses                80,508                 (15,380)

Noninterest income
              Service charge income                                 9,986                  12,202
              Mortgage referral income                             32,300                  37,087
              Other                                                 7,588                   8,527
                                                   ----------------------    --------------------

                   Total noninterest income                        49,874                  57,816

Noninterest expense
              Salaries and benefits                               357,150                 624,670
              Occupancy                                            45,818                  91,028
              Equipment                                            60,104                 106,934
              Legal and professional                               68,233                 138,930
              Supplies                                              6,929                  57,745
              Other                                               113,267                 141,719
                                                   ----------------------    --------------------

                   Total noninterest expense                      651,501               1,161,026

LOSS BEFORE FEDERAL INCOME TAX                                   (521,119)             (1,118,590)

Federal income tax expense                                              0                       0
                                                   ----------------------    --------------------

NET LOSS                                           $             (521,119)   $         (1,118,590)
                                                   ======================    ====================

Basic loss per share                               $                (0.44)   $              (0.96)
                                                   ======================    ====================
Weighted average shares outstanding                           $ 1,170,000             $ 1,162,265
                                                   ----------------------    --------------------


         See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                         OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



                                                      Three Months Ended       Six Months Ended
                                                         June 30, 1999          June 30, 1999
                                                     ---------------------   --------------------
Net Loss                                             $            (521,119)  $         (1,118,590)

Other Comprehensive income, net of tax;
     Change in unrealized loss on securites                        (22,618)               (25,726)
                                                     ---------------------   --------------------

Comprehensive loss                                   $            (543,737)  $         (1,144,316)
                                                     ---------------------   --------------------


See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                             Net Unrealized
                                                                                 Loss on
                                                                               Securities             Total
                                           Common           Retained          Available for       Shareholders'
                                           Stock            Earnings              Sale               Equity
                                      -----------------  ----------------   ------------------   ----------------
Balance at January 1, 1999            $      10,227,604  $       (438,552)  $                -   $      9,789,052

Net proceeds from IPO over-
  allotment, January 21, 1999                   643,607                                                   643,607

Net loss for period from
   January 1, 1999 through
   June 30, 1999                                               (1,118,590)                             (1,118,590)

Unrealized gain sale of
  securities available for sale,
  net of tax                                                                          (25,726)            (25,726)
                                      -----------------  ----------------   -----------------    ----------------

Balance, June 30, 1999                $      10,871,211  $     (1,557,142)  $         (25,726)   $      9,288,343
                                      -----------------  ----------------   -----------------    ----------------



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                        June 30, 1999            June 30, 1999
                                                                    ---------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                       $            (521,119)  $             (1,118,590)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Depreciation and amortization                                            70,366                    130,671
          Provision for loan losses                                               222,700                    467,100
          Net change in accrued interest receivable                              (142,372)                  (231,412)
          Net change in other assets                                              (66,706)                  (167,554)
          Net change in accrued expenses and other liabilities                     64,163                     78,925
                                                                    ---------------------   ------------------------

               Net cash from operating activities                                (372,968)                  (840,860)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                      (14,755,818)               (31,118,750)
     Purchase of securities available for sale                                 (3,009,057)               (10,742,578)
     Purchase of premises and equipment                                          (376,749)                  (636,302)
                                                                    ---------------------   ------------------------

               Net cash from investing activities                             (18,141,624)               (42,497,630)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                  14,783,109                 35,029,499
     Net increase in securities sold under agreements to repurchase               616,093                  1,647,617
     Net proceeds from IPO Over-allotment                                               0                    643,607
                                                                    ---------------------   ------------------------

               Net cash from financing activities                              15,399,202                 37,320,723

Net change in cash and cash equivalents                                        (3,115,390)                (6,017,767)

Cash and cash equivalents, beginning balance                                    5,710,000                  8,612,377
                                                                    ---------------------   ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $           2,594,610   $              2,594,610
                                                                    =====================   ========================



Supplemental disclosures of cash flow information
     Cash paid during the period for interest                       $             299,108   $                346,539




         See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements for the three and six months ended June 30, 1999 include the consolidated results of operations of Community Shores Bank Corporation ("Corporation") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1998.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses report in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

3.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses account:



                                                    Three months ended      Six months ended
                                                      June 30, 1999          June 30, 1999
                                                   ---------------------  ---------------------
Beginning balance                                  $             244,400  $                   -

Provision for loan losses charged against
  operating expense                                              222,700                467,100
                                                   ---------------------  ---------------------

Ending Balance                                     $             467,100  $             467,100
                                                   =====================  =====================

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.      LOANS

         Between the opening of Community Shores Bank on January 18, 1999 and the end of the second quarter, June 30, 1999, $31.1 million of loans were made to customers. The components of the outstanding balances and their percentage of the total portfolio is as follows:



                                                    June 30, 1999
                                                Balance           %
                                            ----------------   --------
Consumer loans                              $      2,780,552        8.9 %
Commercial, financial and other                   13,629,624       43.8
Commercial real estate and
   construction                                   13,217,618       42.5
Residential real estate, mortgages
   and construction                                1,490,956        4.8
                                            ----------------   --------

Total loans                                 $     31,118,750      100.0 %
                                            ================   ========






5.       SECURITIES AVAILABLE FOR SALE - NET OF SFAS 115 ADJUSTMENTS

The following table represents the securities held in the Corporation's portfolio at the end of the second quarter:


                                                    June 30, 1999
                                                Balance           %
                                            ---------------    -------
US Treasury                                     $ 1,754,212       16.4 %
US Government Agency                              6,946,720       64.8
Mortgaged-backed securities,
   guaranteed by GNMA                             2,015,920       18.8
                                            ---------------    -------

Total net securities                           $ 10,716,852      100.0 %
                                            ===============    =======

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.       PREMISES AND EQUIPMENT - NET

         Premises and equipment are comprised of the following:

                                              June 30,         December 31,
                                                1999               1998
                                           ---------------   -----------------
Land                                       $       450,440   $         450,440
Leasehold improvements                              80,921                   0
Furniture and equipment                            595,870             477,119
Construction in progress                           725,330             309,930
                                           ---------------   -----------------
                                                 1,852,561           1,237,489
Less accumulated depreciation                     (109,441)                  0
                                           ---------------   -----------------
Total net premises and equipment           $     1,743,120   $       1,237,489
                                           ===============   =================



         Depreciation expense for the first quarter was $53,312 and the second quarter amounted to $56,129.



7.       DEPOSITS

         Community Shores Bank began operations on January 18, 1999. Between that date and the end of the second quarter, June 30, 1999, deposit accounts totaling $35.0 million were opened. The components of the outstanding balances and their percentage of the total portfolio is as follows:


                                          June 30, 1999
                                      Balance          %
                                  ----------------   -------
Noninterest-bearing
     Demand                       $     2,495,091        7.1 %
Interest-bearing
     Checking                           4,459,417       12.7
     Money Market                       2,274,310        6.5
     Savings                              411,304        1.2
     Time, under $100,000              13,252,110       37.8
     Time, over $100,000               12,137,267       34.6
                                  ---------------    -------

Total Deposits                    $    35,029,499      100.0 %
                                  ===============    =======

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.       BORROWINGS

         Information relating to securities sold under agreements to repurchase follows:


                                                      June 30,
                                                        1999
                                                   ---------------
              Outstanding balance                  $     1,647,617
              Average interest rate                           4.59%

              Average balance                      $       775,256
              Average interest rate                           4.46%

              Maximum outstanding at any month end $     1,647,617


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


  9.     EMPLOYEE BENEFIT PLANS

         The Corporation established a 401(k) plan effective January 1, 1999, covering substantially all its employees. The Corporation's year-to-date 1999 matching 401(k) contribution charged to expense was $21,795. The total for the second quarter was $11,682. The percent of the Corporation's matching contributions to the 401(k) is currently 4.50% and was approved by the Board of Directors in a meeting on January 26, 1999.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



10.      COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

         A summary of the notional and contractual amounts of financing instruments with off-balance-sheet risk at June 30, 1999 follows:


                                                            June 30,
                                                              1999
                                                         --------------
              Letters of credit                          $      390,000
              Commercial unused lines of credit              13,756,913
              Consumer unused lines of credit                   777,587
              Residential construction commitments              855,249


         Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




11.      REGULATORY MATTERS


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


         The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is assets growth and expansion, and plans for capital restoration are required.


                                                Capital to risk weighted
                                                         assets
                                              ------------------------------        Tier 1 Capital
                                                 Total            Tier 1           to average assets
                                              -----------      ------------      --------------------
             Well capitalized                          10 %               6 %              5 %
             Adequately capitalized                     8                 4                4
             Undercapitalized                           6                 3                3

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Actual capital levels and minimum required levels for the Corporation and Bank were:


                                       Actual              Adequately Capitalized          Well Capitalized
                             ---------------------------  --------------------------   -------------------------
                                 Amount         Ratio         Amount         Ratio         Amount        Ratio
                             ---------------   ---------  ----------------   -------   ---------------   -------
June 30, 1999
--------------------------
Total capital (to risk-
   weighted assets)
      Consolidated           $    9,768,083       26.90 % $     2,904,640      8.00 %  $    3,630,800     10.00 %
      Bank                        8,700,836       23.97         2,903,522      8.00         3,629,402     10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated                9,835,188       27.09         1,452,320      4.00         2,178,480      6.00
      Bank                        8,246,995       22.72         1,451,761      4.00         2,177,641      6.00

Tier 1 capital (to
   average assets)
      Consolidated                9,835,188       34.15         1,152,031      4.00         1,440,039      5.00
      Bank                        8,246,995       30.38         1,085,770      4.00         1,357,212      5.00






         The Corporation and the Bank were in the well categorized category at June 30, 1999.

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


Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Community Shores Bank Corporation was incorporated on July 23, 1998 to establish and own Community Shores Bank which began operations on January 18, 1999. At this time, management believes that the Bank is likely to have adequate funds to meet its capital requirements for the next several years.

Since opening its doors on January 18, the Bank has seen steady growth. In fact, during the first six months of 1999, the assets of Community Shores Bank Corporation increased from $9,861,266 on December 31, 1998, to $46,116,598 on June 30, 1999. This represents the total increase in assets of $36,255,332.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)


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



                                                          Six months ended June 30, 1999
                                                       Average                         Average
                                                       balance          Interest        rate
                                                   ----------------   -------------   ----------
Assets
     Federal funds sold and interest-bearing
        deposits with banks                        $     3,745,098    $    101,651         5.43 %
     Investment securities-available for sale            7,018,735         174,799         4.98
     Loans                                              14,368,070         588,206         8.19
                                                   ---------------    ------------    ---------
                                                        25,131,903         864,656         6.88
     Other assets                                        3,668,867
                                                   ---------------

                                                   $    28,800,770
                                                   ===============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                     $    16,128,120    $    395,137         4.90
     Other borrowings                                      785,201          17,799         4.53
                                                   ---------------    ------------    ---------
                                                        16,913,321         412,936         4.88
     Noninterest-bearing deposits                        1,289,928
     Other liabilities                                   1,058,823
     Shareholders' Equity                                9,538,698
                                                   ---------------

                                                   $    28,800,770
                                                   ===============

Net interest income                                                   $    451,720
                                                                      ============

Net interest margin on earning assets                                                      2.00 %
                                                                                      ---------

                           COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)


The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which are expected to mature or reprice in each of the time periods shown (in thousands):


                                                                  Interest rate sensitivity period
                                         Within             Three to             One to             After
                                          three              twelve               five               five
                                         months              months              years              years             Total
                                     ---------------    ----------------    ----------------    --------------    --------------
Earning assets
     Federal funds sold              $     1,000,000    $              -    $              -    $            -    $    1,000,000
     Securities available for sale                 0           7,715,462             496,250         2,505,140        10,716,852
     Loans                                10,480,855             546,957          15,348,484         4,742,454        31,118,750
                                     ---------------    ----------------    ----------------    --------------    --------------
                                          11,480,855           8,262,419          15,844,734         7,247,594        42,835,602

Interest-bearing liabilities
     Savings and checking                  7,145,031                   0                   0                 0         7,145,031
     Time deposits< $100,000               3,173,547           9,646,925             431,638                 0        13,252,110
     Time deposits>$100,000                5,988,549           6,148,718                   0                 0        12,137,267
     Other borrowings                      1,647,617                   0                   0                 0         1,647,617
                                     ---------------    ----------------    ----------------    --------------    --------------
                                          17,954,744          15,795,643             431,638                 0        34,182,025

Net asset (liability) gap            $    (6,473,889)   $     (7,533,224)   $     15,413,096    $    7,247,594   $     8,653,577
                                     ===============    ================    ================    ==============   ===============

Cumulative net asset (liability) gap $    (6,473,889)  $    (14,007,113)   $       1,405,983    $    8,653,577
                                     ---------------   ----------------    -----------------    --------------


Although there was a $6,017,767 decrease in cash and cash equivalents, the investment securities increased by $10,742,578. This increase was partially driven by the growth in the Bank's Repurchase Account deposit product, which is essentially a combined sweep account and repurchase account collateralized by securities. Other purchases were prompted by a liquidity need in light of the Bank's rapid loan growth. All of the investments in the security portfolio were classified as "available for sale" at June 30, 1999.

As management had expected the majority of the bank's growth has occurred in the commercial loan area.

See the loan composite table below:

                                                    June 30, 1999
                                                Balance           %
                                            ---------------    -------
Consumer loans                              $     2,780,552        8.9 %
Commercial, financial and other                  13,629,624       43.8
Commercial real estate and
   construction                                  13,217,618       42.5
Residential real estate, mortgages
   and construction                               1,490,956        4.8
                                            ---------------    -------

Total loans                                 $    31,118,750      100.0 %
                                            ===============    =======

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)


Of the $31.1 million loan portfolio at the end of the second quarter, slightly more than 85% is held in the commercial loan category. This significant concentration is in line with our strategy of focusing our initial efforts in the commercial "wholesale" sector of business due in part to the fact that commercial customers tend to generate demand deposit growth as well as loan volume.

The "retail" portion of our loan portfolio, consumer and mortgage loans, comprise approximately 15% of the June 30, 1999 loan portfolio as management expected. The Bank intends to market for mortgage loans in particular, and aggressively grow this business segment.

Consumer loan volume should increase at a steady pace and account for a larger percentage of total assets over time.

Additionally the loan maturities and rate sensitivity of the loan portfolio at June 30, 1999 have been included below:


                                        Within          Three to         One to          After
                                         three           twelve           five            five
                                        months           months          years           years           Total
                                     --------------   -------------   -------------   -------------   -------------
Consumer loans                       $      962,143   $         433   $     874,551   $     943,425   $   2,780,552
Commercial, financial and other           7,704,136         137,764       5,298,850         488,874      13,629,624
Commercial real estate and
   construction                           1,814,576               0       8,563,580       2,839,462      13,217,618
Residential real estate, mortgages
   and construction                               0         408,760         611,503         470,693       1,490,956
                                     --------------   -------------   -------------   -------------   -------------
                                     $   10,480,855   $     546,957   $  15,348,484      $4,742,454   $  31,118,750
                                     ==============   =============   =============   =============   =============

Loans at fixed rates                        527,066         546,957      14,875,472       4,470,454      20,419,949
Loans at variable rates                   9,815,297         883,504               0               0      10,698,801
                                     --------------   -------------   -------------   -------------   -------------
                                        $10,342,363      $1,430,461   $  14,875,472      $4,470,454   $  31,118,750
                                     ==============   =============   =============   =============   =============

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)


Deposits were $35.0 million at quarter end. See the components below:


                                   June 30, 1999
                                      Balance           %
                                  ---------------    --------
Noninterest-bearing
     Demand                       $     2,495,091         7.1 %
Interest-bearing
     Checking                           4,459,417        12.7
     Money Market                       2,274,310         6.5
     Savings                              411,304         1.2
     Time, under $100,000              13,252,110        37.8
     Time, over $100,000               12,137,267        34.6
                                  ---------------    --------

Total Deposits                    $    35,029,499       100.0 %
                                  ===============    ========

Management has chosen to fund a portion of the rapid loan growth by obtaining brokered and out-of-state deposits. Brokered deposits are time deposits obtained from depositors located outside our market area and are placed with our Bank by a deposit broker. At the end of the second quarter, brokered deposits totaled $3,424,000 (roughly 10% of total deposits). The approximate total of non-brokered, out-of-state deposits was $7,125,000 or 20% of total outstanding deposits at June 30, 1999. These deposit types have decreased 13 percent since March 31, 1999.

The Bank's reliance on the above deposits is expected to be ongoing. However, the Bank continues to pursue local business and public deposits in order to maintain the downward trend in the portfolio concentration levels.

As of June 30, 1999, the Corporation had a retained deficit of $1,557,142. The retained deficit was primarily the result of preopening fees and expenses as well as a provision for loan losses of $467,100 made in the first six months of 1999. Management believes that the Corporation will generate a net loss for 1999 as a result of expenditures made to organize and grow the Bank to the size necessary to generate revenues to exceed the cost of its overhead structure. Significant ongoing additions to loan loss reserves will also contribute to this deficit due to the projected increase in the loan portfolio. The expenditures made will create the infrastructure and lay the foundation for growth in subsequent years.

Over the next six months, management plans to expend the remaining balance of the construction cost related to the new main office building which is being built at 1030 W. Norton Avenue. The remaining cash outlay is expected to be around $1.1 million. The total project cost including the land, building and furniture will be approximately $2.1 million. A temporary facility at the same location is being used pending completion of the permanent facility. Construction of the Bank's permanent main office was started

                           COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)

on March 8 with good progress occurring because of the good weather. Completion is expected by November 1 of this year.

The bank has received all the required regulatory approval to open a second location. As such, the Corporation has secured the lease of a facility at 15190 Newington Drive, Grand Haven, Michigan and is expected to open to the public around the second week of September, 1999. This location at one time served as a branch of a local banking competitor.

The Bank presently has the equivalent of 23.5 full-time employees. Management will continue to review staffing levels to facilitate excellent customer service.

THE YEAR 2000 ISSUE:
The approach of the year 2000 presents potential problems to businesses that utilize computers. Some computer systems may not be able to properly interpret or process dates after December 31, 1999 because they use only two digits to indicate the year in the date. These computer systems do not properly recognize a year that begins with "20" instead of the familiar "19". The effects of this problem may vary from system to system. If not corrected, many computer applications could fail or create erroneous results.

YEAR 2000 READINESS:
The Corporation has obtained information and account processing services and reports ("Processing Services") from a reputable and experienced company that provides such services for many financial institutions. The Corporation is obtaining written assurances from its Processing Services supplier and computer equipment suppliers that their products are or will be year 2000 ready or compliant. The Corporation is assessing year 2000 compliance of the Bank and its vendors. Vendors whose year 2000 compliance may affect the Corporation's business and operations include its Processing Services supplier, electronic banking vendors, correspondent banks, utilities and communications companies. Security systems, heating ventilating, air conditioning and other systems may also be affected. The Corporation expects to require assurances from commercial borrowers as to their year 2000 compliance as part of the loan application and review process. The Corporation has appointed one of its senior officers to oversee its year 2000 programs, and the Corporation is apprising its Board of Directors of the progress being made on a regular basis.

ANTICIPATED YEAR 2000 COSTS:
Costs to the Corporation related to year 2000 matters are estimated to be less than $25,000. These costs may include testing of equipment and software programs, equipment upgrades and customer education. It is difficult to predict such costs, and additional funds may be needed for expenses relating to year 2000 testing, training, education, system or software failure replacements, or losses due to vendor or customer failure to be year 2000 compliant.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                                 (June 30, 1999)

WORST CASE SCENARIO AND CONTINGENCY PLAN UPDATE:
The failure of the Corporation, its vendors, or customers to successfully address year 2000 issues could interfere with the Corporation's ability to operate its business and have a material adverse effect on the Corporation's financial condition and results of operation. The Corporation is in the process of developing a contingency plan to address year 2000 problems that may occur after December 31, 1999, and expects to complete development and test the plan by the end of the third quarter of 1999.

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



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At its Annual Meeting held on April 15, 1999, the Corporation's stockholders voted to elect four directors, Gary F. Bogner, Robert L. Chandonnet, Jose' A. Infante and Joy R. Nelson, each for a three year term expiring at the Annual Meeting of the stockholders of the Corporation in 2002. The results of the election were as follows:




                                    Votes               Votes                       Votes               Broker--No
Nominee                              For                Withheld                    Abstained               Votes
Gary F. Bogner                   1,067,635               1,000                       -----                -----
Robert L. Chandonnet             1,068,635             -------                       -----                -----
Jose' A. Infante                 1,068,635             -------                       -----                -----
Joy R. Nelson                    1,068,635             -------                       -----                -----


The terms for the following directors (who were not up for election) continued after the Annual Meeting: David C. Bliss, John C. Carlyle, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich, Donald E. Hegedus and John L. Hilt.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


        Exhibit No.                        EXHIBIT DESCRIPTION

           3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission
                            File No.333-63769) that became effective on December 17, 1998

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                                 COMMUNITY SHORES BANK CORPORATION



                                 By: /s/ Jose' A. Infante
                                     ------------------------------------------
                                 Jose' A. Infante
                                 Chairman of the Board, President and Chief
                                 Executive Officer (principal executive officer)





                                 By: /s/ Tracey A. Welsh
                                     -------------------------------------------
                                 Tracey A. Welsh
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