Form 10QSB
period 1999-09-30
COMMUNITY SHORES BANK CORP
filed 1999-11-12
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999

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

                                 (231) 780-1800
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X           No
                                                ----            ----

At November 10, 1999, 1,170,000 shares of Common Stock of the issuer were outstanding


Transitional Small Business Disclosure Format:
                                            Yes               No  X
                                               ----             ----


PART I.   Financial Information                                                   Page No.
                                                                                  --------
          Item 1.  Financial Statements..........................................     1

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation.............................................    14


PART II.  Other Information

          Item 1.  Legal Proceedings.............................................    21

          Item 2.  Changes in Securities and Use of Proceeds.....................    21

          Item 3.  Defaults upon Senior Securities...............................    21

          Item 4.  Submission of Matters to a Vote of Security Stockholders......    21

          Item 5.  Other Information.............................................    21

          Item 6.  Exhibits and Reports on Form 8-K..............................    22

          Signatures.............................................................    23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,               December 31,
                                                                                   1999                        1998
                                                                           ----------------------      ----------------------
                                                                                (Unaudited)
ASSETS
              Cash and due from banks                                      $           1,845,776       $           8,612,377
              Federal Funds Sold                                                       2,850,000                           0
                                                                           ----------------------      ----------------------
                   Total cash and cash equivalents                                     4,695,776       $           8,612,377

              Securities available for sale                                            8,677,524                           0

              Total loans                                                             41,417,636                           0
              Allowance for loan losses                                                  621,300                           0
                                                                           ----------------------      ----------------------
                   Net loans                                                          40,796,336                           0

              Accrued interest receivable                                                253,022                      11,400
              Premises and equipment-net                                               2,410,934                   1,237,489
              Other assets                                                               198,182                           0
                                                                           ----------------------      ----------------------

                   Total assets                                            $          57,031,774       $           9,861,266
                                                                           ======================      ======================

LIABILITIES  AND SHAREHOLDERS' EQUITY
              Deposits
                   Non interest-bearing                                    $           2,696,427       $                   0
                   Interest bearing                                                   42,441,476                           0
                                                                           ----------------------      ----------------------
                        Total                                                         45,137,903                           0

              Securities sold under agreements to repurchase                           2,761,794                           0

              Accrued expenses and other liabilities                                     137,984                      72,214
                                                                           ----------------------      ----------------------

                   Total liabilities                                                  48,037,681                      72,214

              Shareholders' Equity
                   Preferred Stock, no par value: no shares                                    0                           0
                     authorized and none issued
                   Common Stock, no par value: 9,000,000                              10,871,211                  10,227,604
                     shares authorized and 1,170,000 shares
                     outstanding
                   Unrealized loss on securities available for sale                      (21,721)                          0
                   Retained Deficit                                                   (1,855,398)                   (438,552)
                                                                           ----------------------      ----------------------

                   Total shareholders' equity                                          8,994,092                   9,789,052
                                                                           ----------------------      ----------------------

                   Total liabilities and shareholders' equity              $          57,031,774       $           9,861,266
                                                                           ======================      ======================


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                             Three Months                   Nine Months
                                                                                Ended                          Ended
                                                                          September 30, 1999            September 30, 1999
                                                                       -------------------------      ------------------------
                                                                             (Unaudited)                    (Unaudited)
Interest Income

              Loans, including fees                                    $                771,551       $             1,359,757
              Federal Funds Sold                                                         48,157                       135,331
              Securities, taxable                                                       110,652                       285,451
              Other                                                                          42                        14,519
                                                                       -------------------------      ------------------------

                   Total interest income                                                930,403                     1,795,059

Interest expense
              Deposits                                                                  478,949                       874,086
              Secured Borrowings                                                         22,170                        39,706
              Federal Funds Purchased                                                       421                           684
              Other                                                                           0                             0
                                                                       -------------------------      ------------------------

                   Total interest expense                                               501,540                       914,476

NET INTEREST INCOME                                                                     428,863                       880,583

Provision for loan losses                                                               154,200                       621,300
                                                                       -------------------------      ------------------------

Net interest income after provision for loan losses                                     274,663                       259,283

Noninterest income
              Service charge income                                                      19,465                        31,667
              Mortgage referral income                                                   31,260                        68,347
              Other                                                                         948                         9,475
                                                                       -------------------------      ------------------------

                   Total noninterest income                                              51,674                       109,490

Noninterest expense
              Salaries and benefits                                                     355,428                       980,098
              Occupancy                                                                  50,131                       141,159
              Equipment                                                                  61,410                       168,344
              Legal and professional                                                    111,310                       250,240
              Supplies                                                                   17,411                        75,156
              Other                                                                      28,902                       170,621
                                                                       -------------------------      ------------------------

                   Total noninterest expense                                            624,592                     1,785,618

LOSS BEFORE FEDERAL INCOME TAX                                                         (298,256)                   (1,416,846)

Federal income tax expense                                                                    0                             0
                                                                       -------------------------      ------------------------

NET LOSS                                                               $               (298,256)      $            (1,416,846)
                                                                       =========================      ========================

Basic and diluted loss per share                                       $                  (0.26)      $                 (1.22)
                                                                       =========================      ========================
Weighted average shares outstanding                                    $              1,164,872       $             1,164,872
                                                                       =========================      ========================



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT
                         OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                  Three Months Ended              Nine Months Ended
                                                                  September 30, 1999              September 30, 1999
                                                                ------------------------       -------------------------

Net Loss                                                        $              (298,256)       $             (1,416,846)

Other Comprehensive income, net of tax;
     Change in unrealized loss on securites                                       4,005                         (21,721)
                                                                ------------------------       -------------------------

Comprehensive loss                                              $              (600,579)       $             (1,438,566)
                                                                ========================       =========================






     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                          Net Unrealized
                                                                                              Loss on
                                                                                            Securities                 Total
                                                Common                Retained             Available for           Shareholders'
                                                Stock                 Earnings                 Sale                   Equity
                                           -----------------      -----------------      ------------------      ------------------

Balance at January 1, 1999                 $     10,227,604       $       (438,552)      $               0       $       9,789,052

Net proceeds from IPO over-
  allotment, January 21, 1999                       643,607                                                                643,607

Net loss for period from
   January 1, 1999 through
   September 30, 1999                                                   (1,416,846)                                     (1,416,846)

Unrealized loss on
  securities available for sale,
  net of tax                                                                                       (21,721)                (21,721)
                                           -----------------      -----------------      ------------------      ------------------

Balance, September 30, 1999                $     10,871,211       $     (1,855,398)      $         (21,721)      $       8,994,092
                                           =================      =================      ==================      ==================









     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                       September 30, 1999            September 30, 1999
                                                                     ------------------------      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                        $              (298,256)      $            (1,416,846)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Depreciation and amortization                                               74,099                       204,769
          Provision for loan losses                                                  154,200                       621,300
          Net change in accrued interest receivable                                  (10,210)                     (241,622)
          Net change in other assets                                                 (30,628)                     (198,182)
          Net change in accrued expenses and other liabilities                       (13,155)                       65,770
                                                                     ------------------------      ------------------------

               Net cash used in operating activities                                (123,949)                     (964,809)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                         (10,298,886)                  (41,417,636)
     Purchase of securities available for sale                                    (2,869,884)                  (30,112,462)
     Proceeds from securities sales and maturities                                 4,913,217                    21,413,217
     Purchase of premises and equipment                                             (741,913)                   (1,378,215)
                                                                     ------------------------      ------------------------

               Net cash used in investing activities                              (8,997,467)                  (51,495,096)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                     10,108,404                    45,137,903
     Net increase in securities sold under agreements to repurchase                1,114,177                     2,761,794
     Net proceeds from IPO Over-allotment                                                  0                       643,607
                                                                     ------------------------      ------------------------

               Net cash from financing activities                                 11,222,581                    48,543,304

Net change in cash and cash equivalents                                            2,101,166                    (3,916,601)

Cash and cash equivalents, beginning balance                                       2,594,610                     8,612,377
                                                                     ------------------------      ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $             4,695,776       $             4,695,776
                                                                     ========================      ========================



Supplemental disclosures of cash flow information
     Cash paid during the period for interest                        $               474,415       $               820,955


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements for the three and nine months ended September 30, 1999 include the consolidated results of operations of Community Shores Bank Corporation ("Corporation") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the period ended December 31, 1998.


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

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, banking.


3.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of the activity in the allowance for loan losses account:

               Balance at January 1, 1999                        $          0

               Provision for loan losses charged against
                 operating expense                                    621,300
                                                                 -------------

               Balance at September 30, 1999                     $    621,300
                                                                 =============

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4.      LOANS

         Between the opening of Community Shores Bank on January 18, 1999 and the end of the third quarter, September 30, 1999, $41.4 million of loans were made to customers. The components of the outstanding balances and their percentage of the total portfolio is as follows:

                                             September 30, 1999
                                                 Balance             %
                                             ----------------     -------
Consumer loans                               $     3,741,851         9.0%
Commercial, financial and other                   17,768,982        42.9
Commercial real estate and
   construction                                   17,500,272        42.3
Residential real estate, mortgages
   and construction                                2,406,530         5.8
                                             ----------------     -------

Total loans                                  $    41,417,636       100.0%
                                             ================     =======




5.       SECURITIES AVAILABLE FOR SALE

The following table represents the securities held in the Corporation's portfolio at the end of the third quarter:

                                                                    Gross             Gross
                                                  Amortized       Unrealized       Unrealized            Fair
                                                     Cost           Gains            Losses             Value            %
                                               ----------------- -------------   ----------------  -----------------  --------
US Treasury                                    $      1,752,752  $          0    $          (564)  $      1,752,188      20.2%
US Government Agency                                  4,976,043                          (13,235)         4,962,808      57.2
Mortgaged-backed securities,
   guaranteed by GNMA                                 1,982,145                          (19,617)         1,962,528      22.6
                                               ----------------- -------------   ----------------  -----------------  --------

Total securities at September 30,1999          $      8,710,941  $          0    $       (33,416)  $      8,677,524     100.0%
                                               ================= =============   ================  =================  ========

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.       PREMISES AND EQUIPMENT - NET

         Premises and equipment are comprised of the following:

                                                         September 30,          December 31,
                                                              1999                  1998
                                                       -------------------    ------------------
          Land and Land Improvements                   $          451,740     $         450,440
          Leasehold improvements                                   84,175                     0
          Furniture and equipment                                 673,978               477,119
          Construction in progress                              1,369,303               309,930
                                                       -------------------    ------------------
                                                                2,579,197             1,237,489
          Less accumulated depreciation                          (168,262)                    0
                                                       -------------------    ------------------
          Total net premises and equipment             $        2,410,934     $       1,237,489
                                                       ===================    ==================



         Depreciation expense for the first two quarters of 1999 was $53,312 and $56,129. The same expense for the third quarter amounted to $58,821.



7.       DEPOSITS

         Community Shores Bank began operations on January 18, 1999. Between that date and the end of the third quarter, September 30, 1999, deposit accounts totaling $45.1 million were opened. The components of the outstanding balances and their percentage of the total portfolio is as follows:

                                  September 30, 1999
                                      Balance            %
                                  -----------------    -------
Noninterest-bearing
     Demand                       $      2,696,427        6.0%
Interest-bearing
     Checking                            3,723,752        8.2
     Money Market                        3,162,861        7.0
     Savings                               434,809        1.0
     Time, under $100,000               15,684,410       34.7
     Time, over $100,000                19,435,643       43.1
                                  -----------------    -------

Total Deposits                    $     45,137,903      100.0%
                                  =================    =======

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.       BORROWINGS

         Information relating to securities sold under agreements to repurchase follows:

                                                                    September 30,
                                                                         1999
                                                                  -------------------
               Outstanding balance                                $        2,761,794
               Average interest rate                                           4.72%

               Average balance                                    $           44,500
               Average interest rate                                           4.64%

               Maximum outstanding at any month end               $        2,761,794



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


  9.     EMPLOYEE BENEFIT PLANS

         The Corporation established a 401(k) plan effective January 1, 1999, covering substantially all its employees. The Corporation's year-to-date 1999 matching 401(k) contribution charged to expense was $32,043. The total for the third quarter was $10,248. The percent of the Corporation's matching contributions to the 401(k) is currently 4.50% and was approved by the Board of Directors in a meeting on January 26, 1999.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

         A summary of the notional and contractual amounts of financing instruments with off-balance-sheet risk at September 30, 1999 follows:

                                                                      September 30,
                                                                           1999
                                                                     -----------------
                    Letters of credit                                $      1,117,500
                    Commercial unused lines of credit                      18,362,669
                    Consumer unused lines of credit                         1,287,908
                    Residential construction commitments                      590,283



         Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




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

                                                Capital to risk weighted
                                                         assets
                                              ------------------------------         Tier 1 Capital
                                                 Total            Tier 1           to average assets
                                              ------------     -------------     ----------------------
             Well capitalized                          10%                6%               5%
             Adequately capitalized                     8                 4                4
             Undercapitalized                           6                 3                3


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Actual capital levels (in thousand) and minimum required levels for the Corporation and Bank were:

                                        Actual                    Adequately Capitalized             Well Capitalized
                              ----------------------------       --------------------------      --------------------------
                                  Amount           Ratio             Amount         Ratio            Amount         Ratio
                              ----------------    --------       ---------------    -------      ---------------    -------
September 30, 1999
--------------------------
Total capital (to risk-
   weighted assets)
      Consolidated            $     9,607,505       20.31%       $    3,784,460       8.00%      $    4,730,574      10.00%
      Bank                          8,543,504       18.06             3,784,460       8.00            4,730,574      10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated                  9,015,813       19.06             1,892,230       4.00            2,838,345       6.00
      Bank                          7,951,812       16.81             1,892,230       4.00            2,838,345       6.00

Tier 1 capital (to
   average assets)
      Consolidated                  9,015,813       25.59             1,409,043       4.00            1,761,304       5.00
      Bank                          7,951,812       22.62             1,406,400       4.00            1,758,000       5.00






         The Corporation and the Bank were in the well capitalized category at September 30, 1999.

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION



This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and the Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.


Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by the Corporation with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Community Shores Bank Corporation was incorporated on July 23, 1998 to establish and own Community Shores Bank which began operations on January 18, 1999. At this time, management believes that the Bank is likely to have adequate funds to meet its capital requirements for the near future.

Since opening its doors on January 18, the Bank has seen steady growth. In fact, during the first nine months of 1999, the assets of Community Shores Bank Corporation increased from $9,861,266 on December 31, 1998, to $57,031,744 on September 30, 1999. This represents the total increase in assets of $47,170,508. Due to the rapid growth experienced since January, it is possible that management will have to seek additional capital some time in the year 2000.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)


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

                                                                      Nine months ended September 30, 1999
                                                                      Average                          Average
                                                                      balance           Interest        rate
                                                                  ----------------    -------------   ----------
               Assets
                    Federal funds sold and interest-bearing
                       deposits with banks                        $     3,702,747     $    135,331         4.87%
                    Investment securities-available for sale            7,244,920          285,451         5.25
                    Loans                                              21,716,099        1,359,757         8.35
                                                                  ----------------    -------------   ----------
                                                                       32,663,766        1,780,539         7.27
                    Other assets                                        2,562,319
                                                                  ----------------

                                                                  $    35,226,084
                                                                  ================

               Liabilities and Shareholders' Equity
                    Interest-bearing deposits                     $    23,268,982     $    907,048         5.20
                    Other borrowings                                    1,176,448           40,390         4.58
                                                                  ----------------    -------------   ----------
                                                                       24,445,430          947,438         5.17
                    Noninterest-bearing deposits                        1,663,410
                    Other liabilities                                      80,065
                    Shareholders' Equity                                9,037,179
                                                                  ----------------

                                                                  $    35,226,084
                                                                  ================

               Net interest income                                                    $    833,101
                                                                                      =============

               Net interest margin on earning assets                                                       2.10%
                                                                                                      ==========


                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)


The table below illustrates the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are expected to mature or reprice in each of the time periods shown (in thousands):

                                                                      Interest rate sensitivity period
                                              Within           Three to           One to           After
                                              three             twelve             five             five
                                              months            months            years            years              Total
                                           ---------------  ----------------   ---------------  ---------------    ---------------
Earning assets
     Federal funds sold                    $    2,850,000   $             0    $            0   $            0     $    2,850,000
     Securities available for sale              2,748,018                 0         3,479,323        2,450,183          8,677,524
     Loans                                      9,401,978         1,098,363        26,135,586        4,781,709         41,417,636
                                           ---------------  ----------------   ---------------  ---------------    ---------------
                                               14,999,996         1,098,363        29,614,909        7,231,892         52,945,160

Interest-bearing liabilities
     Savings and checking                       7,321,423                 0                 0                0          7,321,423
     Time deposits less than $100,000           3,205,129        13,617,315           586,156                0         17,408,600
     Time deposits greater than $100,000        8,066,575         9,443,830           201,048                0         17,711,453
     Other borrowings                           2,761,794                 0                 0                0          2,761,794
                                           ---------------  ----------------   ---------------  ---------------    ---------------
                                               21,354,921        23,061,145           787,204                0         45,203,270

Net asset (liability) gap                  $   (6,354,926)  $   (21,962,782)   $   28,827,705   $    7,231,892     $    7,741,890
                                           ===============  ================   ===============  ===============    ===============

Cumulative net asset (liability) gap       $   (6,354,926)  $   (28,317,708)   $      509,997   $    7,741,889
                                           ---------------  ----------------   ---------------  ---------------




As expected, cash and cash equivalents decreased in the nine months since opening. The decrease at September 30, 1999 was $3,916,601. Conversely, investment securities increased by $8,677,245. This increase was partially driven by the growth in the Bank's Repurchase Account deposit product, which is essentially a combined sweep account and repurchase account collateralized by securities. Also, Mortgage Backed securities were purchased to assist the Bank in its efforts to obtain a Federal Home Loan Bank membership. Other security purchases were made to provide collateral for Fed Fund borrowings. All of the investments in the security portfolio were classified as "available for sale" at September 30, 1999.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)


As management had expected, the majority of the bank's growth has occurred in the commercial loan area.

See the loan composite table below:

                                               September 30, 1999
                                                  Balance           %
                                             ----------------    -------
Consumer loans                               $     3,741,851         9.0%
Commercial, financial and other                   17,768,982        42.9
Commercial real estate and
   construction                                   17,500,272        42.3
Residential real estate, mortgages
   and construction                                2,406,530         5.8
                                             ----------------     -------

Total loans                                  $    41,417,636       100.0%
                                             ================     =======


Of the $41.4 million loan portfolio at the end of the third quarter, slightly more than 85% is held in the commercial loan category. This significant concentration is in line with our strategy of focusing our initial efforts in the commercial "wholesale" sector of business due in part to the fact that commercial customers tend to generate demand deposit growth as well as loan volume.

The "retail" portion of our loan portfolio, consumer and mortgage loans, comprise approximately 15% of the September 30, 1999 loan portfolio as management expected. The Bank continues to pursue secondary market residential mortgages and primary residence construction loans. Consumer loan volume should increase at a steady pace and account for a larger percentage of total assets over time.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)

         Detail of the maturities and rate sensitivity of the loan portfolio at September 30, 1999 have been included below:

                                            Within            Three to           One to             After
                                             three             twelve             five              five
                                            months             months             years             years              Total
                                        ----------------   ---------------   ----------------   --------------    ----------------
Consumer loans                          $       806,061    $       39,951    $     2,417,853    $     477,986     $     3,741,851
Commercial, financial and other               6,866,862           171,222         10,579,510          151,388          17,768,982
Commercial real estate and
   construction                               1,421,085           654,715         11,789,231        3,635,241          17,500,272
Residential real estate, mortgages
   and construction                             307,970           232,475          1,348,992          517,094           2,406,531
                                        ----------------   ---------------   ----------------   --------------    ----------------
                                        $     9,401,978    $    1,098,363    $    26,135,586    $   4,781,709     $    41,417,636
                                        ================   ===============   ================   ==============    ================

Loans at fixed rates                            408,182         1,098,363         24,510,791        4,781,709          30,799,045
Loans at variable rates                       8,993,796                 0          1,624,795                0          10,618,591
                                        ----------------   ---------------   ----------------   --------------    ----------------
                                        $     9,401,978    $    1,098,363    $    26,135,586    $   4,781,709     $    41,417,636
                                        ================   ===============   ================   ==============    ================


         Another notable balance sheet change would be the balance recorded in premises and equipment. This category has risen dramatically due mostly to the construction of a permanent main office. Construction was completed at the end of October.


         On the liability side of the balance sheet, deposits have grown to $45.1 million. The components are listed below:

                                     September 30, 1999
                                        Balance           %
                                  -----------------    -------
Noninterest-bearing
     Demand                       $      2,696,427        6.0%
Interest-bearing
     Checking                            3,723,752        8.2
     Money Market                        3,162,861        7.0
     Savings                               434,809        1.0
     Time, under $100,000               15,684,410       34.7
     Time, over $100,000                19,435,643       43.1
                                  -----------------    -------

Total Deposits                    $     45,137,903      100.0%
                                  =================    =======


         Management has chosen to fund a portion of the rapid loan growth by obtaining brokered and out-of-state deposits. Brokered deposits are time deposits obtained from depositors located outside our market area and are placed with our Bank by a deposit broker. At the end of the third quarter, brokered deposits totaled $5,069,000 (roughly 11% of total deposits). The approximate total of non-brokered, out-of-state deposits was $5,936,000 or 13% of total outstanding deposits at September 30, 1999. These deposit types have decreased 7 percent since June 30, 1999.

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)


The Bank's reliance on the above deposits is expected to be ongoing. However, the Bank continues to pursue local business and public deposits in order to maintain the downward trend in the portfolio concentration levels.

As of September 30, 1999, the Corporation had a retained deficit of $1,855,398. The losses are primarily the result of preopening fees and expenses as well as a provision for loan losses of $621,300 made in the first nine months of 1999. Management believes that the Corporation will generate a net loss for 1999 as a result of expenditures made to organize and grow the Bank to the size necessary to generate revenues to exceed the cost of its overhead structure. Significant ongoing additions to loan loss reserves will also contribute to this deficit due to the projected increase in the loan portfolio. The expenditures made are expected to create the infrastructure and lay the foundation for growth in subsequent years.

On October 30, the temporary facility used since beginning operations was vacated. On November 1, the Bank's new main office building, located at 1030 W. Norton Avenue, was opened to the public. Over the next two months, Management plans to expend the remaining balance of the construction cost related to the building of the new main office. The remaining cash outlay is expected to be around $600,000. The total project cost including the land, building and furniture is expected to be approximately $2.3 million.

Having received all the required regulatory approval to open a second location, the Corporation secured the lease of a facility at 15190 Newington Drive, Grand Haven, Michigan. Since September 27, the branch has been serving customers in Northern Ottawa County.

The Bank presently has the equivalent of 27.5 full-time employees. Management will continue to review staffing levels to facilitate excellent customer service.





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

                        COMMUNITY SHORES BANK CORPORATION
                                Plan of Operation
                              (September 30, 1999)



YEAR 2000 READINESS:
The Corporation has obtained information and account processing services and reports ("Processing Services") from a reputable and experienced company that provides such services for many financial institutions. The Corporation is obtaining written assurances from its Processing Services supplier and computer equipment suppliers that their products are or will be year 2000 ready or compliant. The Corporation is assessing year 2000 compliance of the Bank and its vendors. Vendors whose year 2000 compliance may affect the Corporation's business and operations include its Processing Services supplier, electronic banking vendors, correspondent banks, utilities and communications companies. Security systems, heating ventilating, air conditioning and other systems may also be affected. The Corporation expects to require assurances from commercial borrowers as to their year 2000 compliance as part the loan application and review process. A Year 2000 Committee was formed to ensure Year 2000 readiness. Additionally the Corporation has appointed one of its senior officers to oversee the committee. During the course of 1999 the committee has been responsible for testing, verifying and processing all vendor equipment and correspondence. The Corporation apprises its Board of Directors of the progress being made on a regular basis.

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

WORST CASE SCENARIO AND CONTINGENCY PLAN UPDATE:
The failure of the Corporation, its vendors, or customers to successfully address year 2000 issues could interfere with the Corporation's ability to operate its business and have a material adverse effect on the Corporation's financial condition and results of operation. The Corporation has developed a contingency plan to address year 2000 problems that may occur after December 31, 1999.

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

    11         Statement re Computation of Per Share Earnings

    27         Financial Data Schedule



(b) Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1999.


                            COMMUNITY SHORES BANK CORPORATION



                            By:  /s/ Jose' A. Infante
                                 --------------------------------------------
                            Jose' A. Infante
                            Chairman of the Board, President and Chief
                              Executive Officer (principal executive officer)





                            By:  /s/ Tracey A. Welsh
                                 --------------------------------------------
                            Tracey A. Welsh
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