Form 10KSB40
period 1999-12-31
COMMUNITY SHORES BANK CORP
filed 2000-03-30
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999      Commission File No. 333-63769

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $3,113,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $6,069,375 as of February 1, 2000; based on the average of the closing bid and asked prices ($5.1875) on that date.

         As of March 24, 1999, 1,170,000 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and III                       Portions of 1999 Annual Report
                                       to the Shareholders of the issuer.

Part III Portions of the Proxy Statement of the issuer for its April 20, 2000 Annual Meeting

Transitional Small Business Disclosure Format      YES          NO     X
                                                       -------      -------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Community Shores Bank Corporation (the "Company") is a bank holding company organized in 1998 under Michigan law. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, loans for commercial, mortgage and consumer purposes. As of year-end 1999, the Company had total assets of $73 million.

         Significant events in 1999 include the move from modular units to our new building on November 1, 1999, the opening of our first branch in Grand Haven Township, and exceeding original asset growth projections for our first year by 205%.

         The Company's main office is located at 1030 W. Norton Avenue in the City of Roosevelt Park, Michigan, 49441 and its telephone number is (231) 780-1800.

PRODUCTS AND SERVICES

         The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank may also use alternative funding sources as needed, including advances from Federal Home Loan Bank. Additionally, the Bank offers mutual funds and annuities, which are non-insured, through an alliance with the Independent Community Financial Services Association.

         Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management due to changing market, economic conditions and other factors, is to sell all loans on a servicing released basis in the secondary market, regardless of term or product. The Bank, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages, the majority of which are variable rate loans, in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are retained in its portfolio.

        The retention of variable rate loans on the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

        Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank's current policy is to retain substantially all of these loans.

         Commercial Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. The Bank generally looks to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

         Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. On a regular basis, the Board of Directors is asked to approve loans above the legal lending limit of the Executive Loan Board. In addition, a loan committee of the Board of Directors of the Bank (the "Executive Loan Board") also reviews larger loans for prior approval when the loan request exceeds the established limits for the lending officers. The Bank hires an independent company to perform loan review, to help determine asset quality of the Bank. Any past due loans and identified problem loans will be reviewed with the Board of Directors on a regular basis.

         Regulatory and supervisory loan-to-value limits are established pursuant to Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for loans secured by, or used to build on or improve, real estate. The Bank's internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

         The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by its customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

COMPETITION

         The Company's primary market area is Muskegon County and Northern Ottawa County. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrift and credit union offices located in the Company's market area. Most are branches of larger financial institutions and are not 100% locally owned, with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. All of the Company's competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.


EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal

Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves with the Federal Reserve Bank on a pass-through basis through a correspondent financial institution.



REGULATION AND SUPERVISION

         The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Company has no current plans to engage in non-banking activities.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Company, on investments in stock or other securities of the Company, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Company from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

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

         The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Senior Vice President and Senior Lender, the Chairman of the Board, President and Chief Executive Officer, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Board") whose lending authority is approximately $1,265,994. Loan requests in excess of the Executive Loan Board limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 1999, was approximately $1,265,994, subject to a higher legal lending limit of approximately $2,109,990 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

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

         Working capital loans that are structured as a line of credit are reviewed periodically in connection with the borrower's year end financial reporting. These loans generally are secured by assets of the borrower and have an interest rate tied to the prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a margin tied to the prime rate or a U.S. Treasury Index.

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


INVESTMENTS

         The principal investment of the Company is its investment in the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use, the Company has no present plans to make any such equity investment. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

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


ENVIRONMENTAL MATTERS

         The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.


EMPLOYEES

         As of December 31, 1999, the Bank had 24 full-time and 5 part-time employees. No area of the Bank is represented by collective bargaining agents.




SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

         Selected statistical data for Community Shores Bank Corporation is shown for 1999 only. The bank did not commence banking operations until January 18, 1999 so some of the Guide 3 information is not meaningful and thus not provided.



                                                                              1999
                                                                        -----------------
CONSOLIDATED RESULTS OF OPERATIONS:                                     (In thousands except per share data)

Interest income                                                              2,960,088
Interest expense                                                             1,502,123
                                                                        -----------------
Net interest  income                                                         1,457,965
Provision for loan losses                                                      852,000
Non interest income                                                            153,391
Non interest expense                                                         2,561,138
                                                                        -----------------
Income (loss) before income tax expense                                     (1,801,782)
Income tax expense                                                                   0
                                                                        -----------------
Net income (loss)                                                           (1,801,782)



CONSOLIDATED BALANCE SHEET DATA:                                              1999
                                                                        -----------------
                                                                        (In thousands except per share data)
Cash and cash equivalents                                                      1,966,574
Securities available for sale                                                 10,767,804
Gross loans                                                                   56,798,379
Allowance for loan losses                                                        852,000
Other assets                                                                   4,018,170
                                                                        -----------------
Total assets                                                                  72,698,927

Deposits                                                                      55,976,077
Federal funds purchased and repurchase agreements                              6,934,491
Other                                                                          1,253,597
                                                                        -----------------

Shareholders' equity                                                           8,534,762

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                          -4.28%
Return on average shareholders' equity                                           -20.07%
Average equity to average assets                                                  21.35%
Dividend payout ratio                                                              0.00%
Non performing loans to total loans                                                0.00%
Tier 1 leverage capital                                                           20.60%
Tier 1 leverage risk-based capital                                                13.39%
Total risk-based capital                                                          14.57%

PER SHARE DATA:

Net Income:
          Basic                                                                    (1.55)
          Diluted                                                                  (1.55)



NET INTEREST EARNINGS

             The following table provides the average balances of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each. The net interest margin at December 31, 1999 was 2.72%.

                                                                       Twelve months ended December 31, 1999
                                                                      Average                             Average
                                                                      balance            Interest          rate
                                                                  -----------------   ---------------    ----------
Assets
     Federal funds sold and interest-bearing
        deposits with banks                                             $3,436,825         $ 184,670          5.37 %
     Investment securities-available for sale                            7,531,762           412,957          5.48
     Loans                                                              28,102,643         2,362,461          8.41
                                                                  -----------------   ---------------    ----------
                                                                        39,071,230         2,960,088          7.58
     Other assets                                                        2,988,202
                                                                  -----------------

                                                                       $42,059,431
                                                                  =================

Liabilities and Shareholders' Equity
     Interest-bearing deposits                                         $29,018,213        $1,415,714          4.88
     Federal funds purchased and repurchase agreements                   1,865,645            86,409          4.63
                                                                  -----------------   ---------------    ----------
                                                                        30,883,858         1,502,123          4.86
     Noninterest-bearing deposits                                        2,089,131
     Other liabilities                                                     108,323
     Shareholders' Equity                                                8,978,119
                                                                  -----------------

                                                                       $42,059,431
                                                                  =================

Net interest income                                                                       $1,457,965
                                                                                      ===============

Net interest margin on earning assets                                                                         2.72 %
                                                                                                         ==========



INVESTMENT PORTFOLIO

         The composition of the investment portfolio is detailed in the table below. Information related to the investment's scheduled maturities and realized and unrealized losses is shown in Note 2, pages S-17 to S-18, of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report.

                                                      Balance at
                                                  December 31, 1999            %
                                               ------------------------- --------------
US Treasury
US Government Agency                                                $ -            0.0 %
Mortgaged-backed securities,                                  8,867,790           82.4
   guaranteed by GNMA
                                                              1,900,014           17.6
                                               ------------------------- --------------
Total securities at December 31,1999
                                                           $ 10,767,804          100.0 %
                                               ========================= ==============



         The weighted average yield for each reported maturity range is as follows-one year or less 5.76%, one to five years 6.29%, and Mortgage-backed securities 6.88%.

                                 LOAN PORTFOLIO


               Composite:

                                             December 31, 1999
                                                 Balance            %
                                             ----------------     -------
Commercial, financial and other                  $47,570,725        83.8 %
Real estate-construction                           1,445,789         2.5
Real estate-mortgages                              1,957,393         3.4
Installment loans to individuals                   5,824,472        10.3
                                             ----------------     -------

Total loans                                     $ 56,798,379       100.0 %
                                             ================     =======






               Maturities:

                                            Within             Three to            One to             After
                                             three              twelve              five              five
                                            months              months             years              years              Total
                                        ----------------   -----------------   ---------------    --------------    ----------------
Commercial, financial and other              $5,357,180         $11,434,105       $26,643,415        $4,136,025         $47,570,725
Real estate-construction                        100,000           1,345,789                 0                 0           1,445,789
Real estate-mortgages                                 0                   0           167,365         1,790,028           1,957,393
Installment loans to individuals                147,502             265,887         3,907,003         1,504,080           5,824,472
                                        ================   =================   ===============    ==============    ================
                                             $5,604,682         $13,045,781       $30,717,783        $7,430,133         $56,798,379
                                        ================   =================   ===============    ==============    ================

Loans at fixed rates                          1,652,040           2,073,486        28,212,856         4,246,074         $36,184,456
Loans at variable rates                       3,952,642          10,972,295         2,504,927         3,184,059          20,613,923
                                        ----------------   -----------------   ---------------    --------------    ----------------
                                             $5,604,682         $13,045,781       $30,717,783        $7,430,133         $56,798,379
                                        ================   =================   ===============    ==============    ================


         Analysis of the Allowance for Loan Losses:

Balance at January 1, 1999                                  $         0

Charge-offs                                                           0
Recoveries                                                            0
Provision charged against operating expense                     852,000
                                                           -------------

Balance at December 31, 1999                                   $852,000
                                                           =============

         Allocation of the Allowance for Loan Losses:



                                                                             Percent of
                                                                             allowance
Balance at End of Period Applicable to:                                      related to
                                                              Amount        loan category
                                                           --------------   -------------

Commercial                                                      $761,700           89.4 %
Residential real estate                                           35,800            4.2
Installment                                                       54,500            6.4
Unallocated                                                            0            0.0
                                                           --------------   ------------

Total loans                                                     $852,000          100.0 %
                                                           ==============   ============




For further discussion on the factors considered in determining the amount of the allowance for loan losses see page S-5 of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report.




DEPOSITS

          Composite:

                                      December 31, 1999
                                      Balance            %
                                  -----------------    -------
Noninterest-bearing
     Demand                             $4,074,635        7.3 %
Interest-bearing
     Checking                            4,662,155        8.3
     Money Market                        3,068,971        5.5
     Savings                               565,741        1.0
     Time, under $100,000               21,084,562       37.7
     Time, over $100,000                22,520,013       40.2
                                  -----------------    -------

Total Deposits                         $55,976,077      100.0 %
                                  =================    =======




The schedule of maturities for time deposits is shown in Note 5, page S-19, of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report.

SHORT-TERM BORROWINGS

At December 31, 1999 the consolidated short-term borrowings consisted of repurchase agreements ($5,134,491) and federal funds purchased ($1,800,000). Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This deposit product is secured by bank owned securities which are pledged on behalf of the repurchase account holders. Federal funds purchased are overnight borrowings from various correspondent banks.



                                                                      December 31,
                                                                         1999
                                                                ------------------
              Outstanding balance                                     $ 6,934,491
              Average interest rate                                         4.97%

              Average balance                                         $   145,503
              Average interest rate                                         4.61%

              Maximum outstanding at any month end                    $ 6,934,491




INTEREST  RATE SENSITIVITY

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Comparison of the repricing intervals of both is referred to as a measure of interest sensitivity gap. The interest sensitivity of the company's consolidated assets at December 31, 1999 was:



                                                                                    Interest rate sensitivity period
                                                                    Within       Three to       One to         After
                                                                     three        twelve         five          five
                                                                    months        months         years         years       Total
                                                               ---------------------------------------------------------------------
Earning assets
   Interest-bearing deposits in other financial institutions    $      1,727  $          0   $          0   $        0  $     1,727
   Securities available for sale                                     492,500     5,437,585      2,937,705    1,900,014   10,767,804
   Loans                                                          22,279,368     2,074,820     28,198,117    4,246,074   56,798,379
                                                               ---------------------------------------------------------------------
                                                                  22,773,595     7,512,405     31,135,822    6,146,088   67,567,910

Interest-bearing liabilities
   Savings and checking                                            8,296,867             0              0            0    8,296,867
   Time deposits< $100,000                                         9,571,259     8,965,940      2,547,363            0   21,084,562
   Time deposits>$100,000                                         13,730,570     8,484,762        304,681            0   22,520,013
   Fed funds purchased and repurchase agreements                   6,934,491             0              0            0    6,934,491
                                                               ---------------------------------------------------------------------
                                                                  38,533,187    17,450,702      2,852,044            0   58,835,933

Net asset (liability) repricing gap                             $(15,759,593) $ (9,938,297)  $ 28,283,778   $6,146,088  $ 8,731,977
                                                               =====================================================================

Cumulative net asset (liability) repricing gap                  $(15,759,593) $(25,697,890)  $  2,585,888   $8,731,976
                                                               ========================================================

         For additional discussion of interest sensitivity see page S-7 of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report.



ITEM 2.  DESCRIPTION OF PROPERTY


         The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up. The lane closest to the building houses the night depository and the drive-up ATM.

         In the fall, a second location was opened at 15190 Newington Drive, Grand Haven, Michigan. The bank secured a lease on September 1, 1999 which has a term of five years. The leased space has 2,075 square feet of office space and one drive-up lane. A stand alone ATM is also available at the Grand Haven location.



ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Company nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Company or the Bank, either individually or in aggregate.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1999 to a vote of the Company's shareholders.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


         The information listed under the caption "Shareholder Information" on page S-28 of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

         The information shown under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page S-4 of the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated February 25, 2000, in the the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT

         The information listed under the caption "Information about Directors, Nominees and Executive Officers in the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION


         The information presented under the captions "Summary Compensation Table," "Options Granted in 1999," and "Aggregated Stock Option Exercises in 1999 and Year End Option Values", and in the last paragraph under the caption "Board of Directors Meetings and Committees" in the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Notice of Annual Meeting, Proxy Statement & 1999 Annual Report furnished to the Securities Exchange Commission as Exhibit 13 to this Report is incorporated by reference.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

       EXHIBIT NO.                             EXHIBIT DESCRIPTION

           3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on December 17,
                             1998).

           3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

          10.1 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

        EXHIBIT NO.                           EXHIBIT DESCRIPTION

            10.2 Development Coordination and Construction Oversight Agreement between the Company and Investment Property Associates, Inc. is incorporated by reference to exhibit 10.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

            10.4 Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

            13 Proxy Statement & 1999 Annual Report of the Company. Except for the portions of the Proxy Statement & 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1999 Annual Report of the Company shall not be deemed filed as a part hereof.

            20 Proxy Statement of the Company for its April 20, 2000 Annual Meeting is included as part of the Proxy Statement & 1999 Annual Report of the Company (front cover through page 10 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement & 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1999 Annual Report of the Company shall not be deemed filed as a part hereof.

            21 Subsidiaries of the Issuer is incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (SEC File No. 333-63769).


            23               Consent of Independent Accountants.

            27               Financial Data Schedule.




(B) REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                        COMMUNITY SHORES BANK CORPORATION



                        /s/ Jose' A. Infante
                        -----------------------------------------
                        Jose' A. Infante
                        Chairman of the Board, President
                         and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 2000.



/s/ David C. Bliss                                           /s/ Michael D. Gluhanich
--------------------------------------                       --------------------------------------
David C. Bliss, Director                                     Michael D. Gluhanich, Director


--------------------------------------                       --------------------------------------
Gary F. Bogner, Director                                     Donald E. Hegedus, Director

/s/ John C. Carlyle
--------------------------------------                       --------------------------------------
John C. Carlyle, Director                                    John L. Hilt, Director

/s/ Robert L. Chandonnet                                     /s/ Jose' A. Infante
--------------------------------------                       --------------------------------------
Robert L. Chandonnet, Director                               Jose' A. Infante, Chairman of the Board,
                                                             President and Chief Executive Officer and
                                                             Director (principal executive officer)

/s/ Dennis L. Cherette
--------------------------------------                       --------------------------------------
Dennis L. Cherette, Director                                 Joy R. Nelson, Director

/s/ Bruce J. Essex                                            /s/ Tracey A. Welsh
--------------------------------------                       --------------------------------------
Bruce J. Essex, Director                                     Tracey A. Welsh  (principal financial and
                                                             accounting officer)

                                  EXHIBIT INDEX
                                  -------------


         EXHIBIT NO.         EXHIBIT DESCRIPTION

            3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on December 17,
                             1998).

            3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

            10.1 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

            10.2 Development Coordination and Construction Oversight Agreement between the Company and Investment Property Associates, Inc. is incorporated by reference to exhibit 10.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

            10.3 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

           10.4 Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

            13 Proxy Statement & 1999 Annual Report of the Company. Except for the portions of the Proxy Statement & 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1999 Annual Report of the Company shall not be deemed filed as a part hereof.

             20 Proxy Statement of the Company for its April 20, 2000 Annual Meeting is included as part of the Proxy Statement & 1999 Annual Report of the Company (front cover through page 10 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement & 1999 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1999 Annual Report of the Company shall not be deemed filed as a part hereof.
            21 Subsidiaries of the Issuer is incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (SEC File No. 333-63769).

            23               Consent of Independent Accountant.

            27               Financial Data Schedule.