Form 10QSB
period 2000-03-31
COMMUNITY SHORES BANK CORP
filed 2000-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]  No [ ]

At May 1, 2000, 1,170,000 shares of Common Stock of the issuer were outstanding


Transitional Small Business Disclosure Format:
                                   Yes [ ]  No [X]

                     Community Shores Bank Corporation Index



PART 1.       Financial Information                                                                      Page No.
                                                                                                         --------
              Item 1.  Financial Statements..........................................................        1

              Item 2.  Management's Discussion and Analysis or Plan of Operation.....................       15


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       19

              Item 2.  Changes in Securities.........................................................       19

              Item 3.  Defaults upon Senior Securities...............................................       20

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       20

              Item 5.  Other Information.............................................................       20

              Item 6.  Exhibits and Reports on Form 8-K..............................................       20

              Signatures.............................................................................       21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,                 December 31,
                                                                          2000                       1999
                                                               -----------------------     -----------------------
                                                                    (Unaudited)
ASSETS
Cash and due from financial institutions                       $            2,534,388      $            1,964,847
Interest-bearing deposits in other financial institutions                      23,843                       1,727
Federal funds sold                                                            300,000                           0
                                                               -----------------------     -----------------------
     Total cash and cash equivalents                                        2,858,231                   1,966,574

Securities available for sale                                              18,964,829
                                                                                                       10,767,804
Loans, net                                                                 67,323,813                  55,946,379
Federal Home Loan Bank stock                                                  138,200
                                                                                                          138,200
Premises and equipment, net                                                 3,411,860                   3,469,953
Accrued interest receivable                                                   533,165                     326,484
Other assets                                                                  130,676                      83,533
                                                               -----------------------     -----------------------
     Total assets                                              $           93,360,774      $           72,698,927
                                                               =======================     =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                      $            5,684,121      $            4,074,635
     Interest-bearing                                                      62,880,885                  51,901,442
                                                               -----------------------     -----------------------
          Total deposits                                                   68,565,006                  55,976,077

Federal funds purchased, repurchase agreements
    and Federal Home Loan Bank advances                                    16,315,900                   6,934,491
Accrued expenses and other liabilities                                        260,616                   1,253,597
                                                               -----------------------     -----------------------
     Total liabilities                                                     85,141,522                  64,164,165

Shareholders' Equity
     Preferred Stock, no par value: no shares                                       0                           0
       authorized and none issued
     Common Stock, no par value: 9,000,000                                 10,871,211                  10,871,211
       shares authorized and 1,170,000 shares
       outstanding
     Retained deficit                                                      (2,495,115)                 (2,240,334)
     Accumulated other comprehensive loss                                    (156,844)                    (96,115)
                                                               -----------------------     -----------------------

     Total shareholders' equity                                             8,219,252                   8,534,762
                                                               -----------------------     -----------------------
     Total liabilities and shareholders' equity                $           93,360,774     $            72,698,927
                                                               =======================     =======================



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     Three Months                  Three Months
                                                                        Ended                         Ended
                                                                    March 31, 2000                March 31, 1999
                                                               -------------------------     -------------------------
Interest and dividend income
Loans, including fees                                          $              1,363,035       $                96,720
Securities, taxable                                                             229,936                        67,864
Federal funds sold, FHLB dividends and other income                              24,087                        56,720
                                                               -------------------------     -------------------------
     Total interest income                                                    1,617,058                       221,304
Interest expense
Deposits                                                                        841,875                        69,556
Repurchase agreements, federal funds purchased, and
 Federal Home Loan Bank advances                                                134,499                         3,235
                                                               -------------------------     -------------------------
     Total interest expense                                                     976,374                        72,791

NET INTEREST INCOME                                                             640,684                       148,513
Provision for loan losses                                                       172,000                       244,400
                                                               -------------------------     -------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             468,684                       (95,887)
Noninterest income
Service charge income                                                            44,964                         2,216
Mortgage referral income                                                         15,816                         4,787
Other                                                                            18,079                           939
                                                               -------------------------     -------------------------
     Total noninterest income                                                    78,859                         7,942

Noninterest expense
Salaries and employee benefits                                                  467,435                       267,520
Occupancy                                                                        51,454                        45,210
Furniture and equipment                                                          92,227                        46,830
Advertising                                                                      20,637                        15,958
Data Processing                                                                  29,014                         7,000
Professional services                                                            65,027                        47,740
Telephone                                                                        10,639                         7,554
Supplies                                                                         19,232                        37,554
Directors and officers insurance                                                  3,061                             0
Other                                                                            43,598                        34,160
                                                               -------------------------     -------------------------
     Total noninterest expense                                                  802,324                       509,526

LOSS BEFORE FEDERAL INCOME TAX                                                 (254,781)                     (597,471)
Federal income tax expense                                                            0                             0
                                                               -------------------------     -------------------------
NET LOSS                                                       $               (254,781)     $               (597,471)
                                                               =========================     =========================

Basic and diluted loss per share                               $                  (0.22)     $                  (0.52)
                                                               =========================     =========================
Weighted average shares outstanding                            $              1,170,000      $              1,154,444
                                                               =========================     =========================




     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                 Other             Total
                                                               Common         Retained       Comprehensive     Shareholders'
                                                Shares          Stock          Deficit       Income (Loss)        Equity
                                             ---------------------------------------------------------------------------------
Balance at January 1, 1999                       1,100,000    $ 10,227,604    $  (438,552)   $             0  $    9,789,052

Comprehensive loss:
     Net loss                                                                    (597,471)                          (597,471)
     Unrealized loss on
     securities available for sale                                                                    (3,108)         (3,108)
                                                                                                              ----------------
          Total comprehensive loss                                                                                  (600,579)

Common stock sale, January 21, 1999                 70,000         643,607                                           643,607
                                             ---------------------------------------------------------------------------------

Balance, March 31, 1999                          1,170,000    $ 10,871,211    $(1,036,023)   $        (3,108) $    9,832,080
                                                              ================================================================


Balance, January 1, 2000                         1,170,000    $ 10,871,211    $(2,240,334)   $       (96,115) $    8,534,762

Comprehensive loss:
     Net loss                                                                    (254,781)                          (254,781)
     Change in unrealized loss on
     securities available for sale                                                                   (60,729)        (60,729)
                                                                                                              ----------------
          Total comprehensive loss                                                                                  (315,510)
                                             ---------------------------------------------------------------------------------

Balance, March 31, 2000                          1,170,000    $ 10,871,211    $(2,495,115)   $      (156,844) $    8,219,252
                                             =================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended      Three months ended
                                                                     March 31, 2000          March 31, 1999
                                                             ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                $             (254,781)    $         (597,471)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Provision for loan losses
                                                                             172,000               244,400
          Depreciation and amortization                                       85,768                60,305
          Net accretion of securities                                        (21,838)              (21,179)
          Net change in:
               Accrued interest receivable                                  (206,681)              (89,040)
               Other assets                                                  (47,143)             (100,848)
               Accrued interest payable and other liabilities               (992,981)               14,762
                                                             ------------------------------------------------
                   Net cash from operating activities                     (1,265,656)             (489,071)
CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
          Sales                                                                    0             2,000,000
          Maturities, prepayments and cals                                    29,295            14,500,000
          Purchases                                                       (8,265,211)          (24,212,342)
     Loan originations and payments, net                                 (11,549,434)          (16,362,933)
     Additions to premises and equipment                                     (27,675)             (259,552)
                                                             ------------------------------------------------
               Net cash from investing activities                        (19,813,025)          (24,334,827)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                               12,588,929            20,246,390
     Net change in federal funds purchased and
          repurchase agreements                                            7,881,409             1,031,524
     Net change in Federal Home Loan Bank advances                         1,500,000                     0
     Net proceeds from stock offering                                                              643,607
                                                             ------------------------------------------------
               Net cash from financing activities                         21,970,338            21,921,521

Net change in cash and cash equivalents                                      891,657            (2,902,377)
Beginning cash and cash equivalents                                        1,966,574             8,612,377
                                                             ------------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                             $             2,858,231    $        5,710,000
                                                             ================================================
Supplemental cash flow information:
     Cash paid during the period for interest                $               613,752    $           47,431



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The unaudited financial statements for the three months ended March 31, 2000 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2000 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.


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

         Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

         Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

         Industry Segment: Internal financial information is primarily reported and aggregated in one line of business, banking.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       SECURITIES AVAILABLE FOR SALE


The following table represents the securities held in the Company's portfolio at the end of the first quarter:

                                                                          Gross          Gross
                                                        Amortized       Unrealized     Unrealized           Fair
                                                          Cost            Gains         Losses             Value             %
                                            ------------------------------------------------------------------------------------
US Treasury                                 $           1,496,379    $         0   $       (590)    $     1,495,789         7.9%
US Government Agency                                   15,709,044          3,601       (106,426)         15,606,219        82.3
Mortgaged-backed securities,
   guaranteed by GNMA                                   1,916,250              0        (53,429)          1,862,821         9.8
                                            -----------------------------------------------------------------------------------
Total securities at March 31, 2000          $          19,121,673    $     3,601   $   (160,445)    $    18,964,829       100.0%
                                            ===================================================================================


Securities available for sale increased $8,197,025 during the first quarter of 2000. Below is the schedule of maturities for investments held at March 31, 2000:


                                                  Available for sale
                                              Amortized            Fair
                                                Cost              Value
                                            -------------------------------
Due in one year or less                     $ 2,991,253         $ 2,982,664
Due from one to five years                   14,214,170          14,119,344
Mortgaged-backed                              1,916,250           1,862,821
                                            -------------------------------

                                            $19,121,673         $18,964,829
                                            ===============================

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       LOANS


Total loans made to customers totaled $11,549,434 since December 31, 1999. The components of the outstanding balances and their percentage of the total portfolio for both period ends were as follows:


                                            March 31, 2000                  December 31, 1999
                                             Balance         %               Balance        %
                                         -------------------------       ------------------------
Commercial, financial and other          $     56,089,338     82.1 %     $     47,570,725    83.8 %
Real estate-construction                        1,561,452      2.3              1,445,789     2.5
Real estate-mortgages                           2,067,827      3.0              1,957,393     3.4
Installment loans to individuals                8,629,196     12.6              5,824,472    10.3
                                         -------------------------       ------------------------
                                               68,347,813      100%            56,798,379     100%
                                                              =====                          =====
Less allowance for loan losses
                                                1,024,000                         852,000
                                         ----------------                ----------------
                                         $     67,323,813                 $    55,946,379
                                         ================                ================





5.       ALLOWANCE FOR LOAN LOSSES


The following is a summary of the activity in the allowance for loan losses account since December 31, 1999:


Balance at January 1, 2000                                 $         852,000

Charge-offs                                                                0
Recoveries                                                                 0
Provision charged against operating expense                          172,000
                                                           ------------------

Balance at March 31, 2000                                  $       1,024,000
                                                           ==================

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The allocation of the allowance at March 31, 2000 was as follows:



                                                                                       Percent of
                                                                                        allowance
Balance at End of Period Applicable to:                                                 related to
                                                                Amount                loan category
                                                           ------------------  -------------------------
Commercial                                                 $          915,470                       89.4 %
Residential real estate                                                43,027                        4.2
Installment                                                            65,502                        6.4
Unallocated                                                                 0                        0.0
                                                           ------------------  -------------------------

Total loans                                                $        1,024,000                      100.0 %
                                                           ==================  =========================





Management has determined this allocation is appropriate based on their estimate of losses inherent in the various categories within the loan portfolio.



6.       PREMISES AND EQUIPMENT - NET

There have been no significant capital expenditures since year-end as such premises and equipment were comprised of the following at both period ends:


                                                 March 31,            December 31,
                                                    2000                  1999
                                             -------------------    ------------------
Land and land improvements                   $          673,240     $         673,240
Building and building improvements                    1,634,921             1,715,842
Furniture, fixtures and equipment                     1,392,397             1,363,014
                                             -----------------------------------------
                                                      3,700,558             3,752,096
Less accumulated depreciation                           288,698               282,143
                                             -------------------    ------------------
                                             $        3,411,860     $       3,469,953
                                             ===================    ==================


Depreciation expense for the first quarter of 2000 was $89,482. The same expense for the first quarter of 1999 amounted to $60,305.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       DEPOSITS


Deposit balances increased $12,588,929 since December 31, 1999. The components of the outstanding balances and their percentage of the total portfolio for both period ends were as follows:


                                March 31, 2000                   December 31, 1999
                                   Balance        %               Balance        %
                               ------------------------       ------------------------
Noninterest-bearing
     Demand                    $     5,684,121      8.3 %     $       4,074,635    7.3 %
Interest-bearing
     Checking                        5,651,033      8.2               4,662,155    8.3
     Money Market                    5,879,071      8.6               3,068,971    5.5
     Savings                           702,417      1.0                 565,741    1.0
     Time, under $100,000           26,819,209     39.1              21,084,562   37.7
     Time, over $100,000            23,829,155     34.8              22,520,013   40.2
                               ------------------------       ------------------------

Total Deposits                 $    68,565,006    100.0 %     $      55,976,077  100.0 %
                               ========================       ========================





8.       BORROWINGS


At March 31, 2000, the Bank's borrowings were made up of repurchase agreements and a Federal Home Loan Bank advance. As such the first quarter information was as follows:

                                                         Repurchase                FHLB
                                                         Agreements              Advances
                                                   -------------------   ---------------------
Outstanding balance                                $      14,815,900     $         1,500,000
Average interest rate                                           4.87%                   5.99%

Average balance                                    $      10,132,857     $           197,802
Average interest rate                                           4.92%                   5.99%

Maximum outstanding at any month end               $      14,815,900     $         1,500,000

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.       INTEREST RATE SENSITIVITY

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Details of the gap at March 31, 2000 were:



                                                                      Interest rate sensitivity period
                                                  Within          Three to         One to          After
                                                  three            twelve           five            five
                                                  months           months           years          years          Total
                                             --------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions      $         23,843   $            0  $            0  $           0   $     23,843
   Securities available for sale                      500,250        2,482,415      14,119,344      1,862,820     18,964,829
   Loans                                           20,701,475        2,114,548      37,815,871      7,715,919     68,347,813
                                             --------------------------------------------------------------------------------
                                                   21,225,568        4,596,963      51,935,215      9,578,739     87,336,485
Interest-bearing liabilities
   Savings and checking                            12,232,521                0               0              0     12,232,521
   Time deposits< $100,000                          7,791,499       14,739,692       4,288,018              0     26,819,209
   Time deposits>$100,000                          13,246,813       10,275,029         307,313              0     23,829,155
   Repurchase agreements and
        Federal Home Loan Bank Advances            14,815,900                0               0      1,500,000     16,315,900
                                             --------------------------------------------------------------------------------
                                                   48,086,733       25,014,721       4,595,331      1,500,000     79,196,785
Net asset (liability) repricing gap          $    (26,861,166)   $ (20,417,758)  $  47,339,884  $   8,078,739   $  8,139,700
                                             ================================================================================
Cumulative net asset (liability)
        repricing gap                        $    (26,861,166)   $ (47,278,924)  $      60,960  $   8,139,699
                                             =================================================================

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10.      EMPLOYEE BENEFIT PLANS


The Company established a 401(k) plan effective January 1, 1999, covering substantially all its employees. The Company's matching 401(k) contribution charged to expense as of March 31, 2000 was $14,098. The total for the same quarter in 1999 was $10,113. The percent of the Company's matching contributions to the 401(k) is currently 4.50% and has not changed since its approval by the Board of Directors in a meeting on January 26, 1999.


11.      COMMITMENTS AND OFF-BALANCE-SHEET RISK


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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk for the periods March 31, 2000 and December 31, 1999 follows:


                                                      March 31,          December 31,
                                                        2000                1999
                                                 -----------------   ------------------
Letters of credit                                $         250,000   $          278,000
Commercial unused lines of credit                       21,328,000           22,513,000
Consumer unused lines of credit                          2,133,000            1,570,000
Residential construction commitments                       410,000              805,000


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

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



12.      REGULATORY MATTERS


The Company and Bank are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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


                              Capital to risk weighted
                                      assets
                              -----------------------               Tier 1 Capital
                                 Total        Tier 1               to average assets
                              -----------   ---------            ---------------------
Well capitalized                       10 %         6 %                   5 %
Adequately capitalized                  8           4                     4
Undercapitalized                        6           3                     3

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Actual capital levels (in thousands) and minimum required levels at March 31, 2000 for the Company and Bank were:



                                   Actual              Adequately Capitalized        Well Capitalized
                          -------------------------    ----------------------    ----------------------
                               Amount       Ratio          Amount     Ratio          Amount     Ratio
                          -------------------------    ----------------------    ----------------------
March 31, 2000
------------------------
Total capital (to risk-
   weighted assets)
      Consolidated        $      9,349,041    12.02 %  $     6,222,763   8.00 %  $     7,778,454  10.00 %
      Bank                       8,733,088    11.23          6,222,763   8.00          7,778,454  10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated               8,376,096    10.77          3,111,382   4.00          4,667,072   6.00
      Bank                       7,760,143     9.98          3,111,382   4.00          4,667,072   6.00

Tier 1 capital (to
   average assets)
      Consolidated               8,376,096    10.03          3,340,038   4.00          4,175,048   5.00
      Bank                       7,760,143     9.27          3,347,787   4.00          4,184,734   5.00




The Company and the Bank were in the well capitalized category at March 31, 2000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through March 31, 2000 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the balance sheets at March 31, 2000 and December 31, 1999. The Results of Operations compares the three months ended March 31, 2000 to the three month period ended March 31, 1999. Both parts should be read in conjunction with the interim consolidated condensed financial statements and footnotes included in Item 1 of this Form 10-QSB.

         This discussion and analysis of financial condition and results of operations, and other sections of the 10-QSB contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

         Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


FINANCIAL CONDITION

         Total assets increased by $20,661,847 to $93,360,774 at March 31, 2000 from $72,698,927 at December 31, 1999. This is a 28% increase in assets during the first quarter of 2000. Growth is mostly attributable to commercial loan volume and security purchases. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999. Next quarter, the Company anticipates continued growth but does not believe that the rate of increase will be equivalent to that experienced in the first three months of 2000.

         Cash and cash equivalents increased by $891,657 to $2,858,231 at March 31, 2000 from $1,966,574 at December 31, 1999. This increase was a result of federal funds being sold at March 31, 2000 and higher balances on deposit in our correspondent bank accounts. As a result of the rapid growth since the commencement of operations, management utilized some of the cash at the holding company to infuse an additional $425,000 of capital to the Bank to ensure that regulatory compliance was met as of quarter end. Management expects additional capital infusions will be needed to continue compliance with these regulatory requirements. Currently a strategy is being formulated which will allow the Company to borrow money for future Bank capital infusions. At this time, the Company has not borrowed any money nor has it entered into any agreement to borrow money.

         Securities available for sale increased $8,197,025 during the first quarter of 2000. Security purchases were driven by growth in repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is not FDIC insured. The liability is treated more like a borrowing of the Bank. To secure the borrowing (repurchase agreement) balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. At the end of 1999, there were few unpledged securities in the Bank's portfolio which required us to purchase additional Treasuries and Agencies to fulfill the collateralization requirement.

         Total loans climbed to $68,347,813 at March 31, 2000 from $56,798,379 at December 31, 1999. Of the $11,549,434 increase experienced, 74% occurred in the commercial loan portfolio. The "wholesale" banking focus used throughout 1999 is still thriving during the first three months of 2000. Presently, the commercial category of loans comprises 82% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Significant growth was experienced on the "retail" lending side. Installment loans increased $2,804,724, or 48%, over the balance reported at December 31, 1999. A large portion of this growth was the result of new business in indirect automobile loans and the financing of secured leases. Strength in home equity financing also continued during the quarter. Overall, the growth in total loans exceeded expectations however management anticipates the rate of increase to slow during the remaining quarters of 2000. The loan maturities and rate sensitivity of the loan portfolio at March 31, 2000 have been included below:


                                           Within         Three to         One to          After
                                            three          twelve           five            five
                                           months          months           years          years           Total
                                    -------------------------------------------------------------------------------
Commercial, financial and other          $5,352,753     $10,527,627     $33,632,642     $6,576,317     $56,089,338
Real estate-construction                    300,795       1,260,657               0              0       1,561,452
Real estate-mortgages                             0               0         187,339      1,880,488       2,067,827
Installment loans to individuals            246,951         317,992       5,015,713      3,048,540       8,629,196
                                    -------------------------------------------------------------------------------
                                         $5,900,499     $12,106,276     $38,835,693    $11,505,345     $68,347,813
                                    ===============================================================================

Loans at fixed rates                        711,386       1,968,199      36,561,046      7,346,113     $46,586,744
Loans at variable rates                   5,189,113      10,138,077       2,274,647      4,159,232      21,761,069
                                    -------------------------------------------------------------------------------
                                         $5,900,499     $12,106,276     $38,835,693    $11,505,345     $68,347,813
                                    -------------------------------------------------------------------------------


         At March 31, 2000, the allowance totaled $1,024,000 or approximately 1.5% of gross loans booked since commencing operations. Management has determined this is an appropriate level based on their estimate of losses inherent in the loan portfolio from comparison with allowance levels maintained by other institutions with similar, but seasoned loan portfolios. Management will continue to monitor the allowance for loan loss levels and make necessary adjustments through the provision for loan losses. As such, an additional $172,000 was provided for since December 31, 1999. At the end of March, loans 30-59 days past due totaled $538,142 up from $109,000 at December 31,1999. Additionally, there was one loan for $5,075 that was past due more than 89 days while there were none past due more than 89 days at December 31, 1999. The Bank had a single non-accrual loan at March 31, 2000 for $2,148 while there were no non-accrual loans at December 31, 1999. The Bank recorded no credit losses in the first quarter of 2000.

         Bank premises and equipment decreased $58,093 to $3,411,860 at March 31, 2000 from $3,469,953 at December 31, 1999. Accumulated depreciation and amortization represented $282,143 at year-end compared to $288,697 at March 31, 2000. No significant capital expenditures have been made in 2000. Fully depreciated leasehold improvements of approximately $81,000 were written off the books in January.

          Accrued interest receivable increased $206,681 or 63% over year-end due to the large growth recorded in both securities available for sale and loans during the first three months of 2000.

         Deposit balances were $68,565,006 at March 31, 2000 up from $55,976,077 at December 31, 1999. Management has chosen to fund a portion of the rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Approximately 23% of the total deposits reported were brokered at quarter end compared to 19% at year-end. The increase in brokered deposits only accounts for 40% of the $12,588,929 increase in total deposits during the first quarter. Significant growth was also recorded in money market accounts, as well as regular and interest bearing demand deposit accounts.

         Repurchase agreements increased $9,681,409 since December 31, 1999. This represents an increase of 189% during the quarter. The growth is attributable mainly to customers increasing their carrying balances from those held at year-end (Y2K). Federal funds purchased were reduced to zero from a balance of $1,800,000 at year-end however the Bank borrowed $1,500,000 from the Federal Home Loan Bank on March 24, 2000. The interest rate on the advance is fixed at 5.99% for three years. The Bank has the option to pay off the advance at that time otherwise the note will convert to a floating rate for an additional seven years. The final maturity is March 24, 2010.

         Accrued expenses and other liabilities decreased $992,981 to $260,616 at March 31, 2000 from $1,253,597 at December 31, 1999. Included in 1999's year-end balance were two US Agency securities purchased on December 30, 1999 with a par value of $1,000,000. The securities settled on January 4, 2000.


RESULTS OF OPERATIONS

         It should be mentioned that comparative information on the results of operations between the first quarter of 2000 and that of 1999 is not exactly equal in the number of days of operation because the Bank did not open until January 18, 1999. As such, there were 91 days of operations in the first quarter of 2000 compared to 73 days in the first quarter of 1999.

         The net loss of $254,781 at March 31, 2000 was less than half that recorded for the same quarter in 1999. The loss for the first quarter of 1999 was $597,471 or $342,690 higher than that shown for the first quarter of 2000. The Company's retained deficit was $2,495,115 at March 31, 2000 compared to $2,240,334 at December 31, 1999. Although the retained deficit and net losses were expected, the operating losses for the first quarter of 2000 were less than management's internal, budgeted goal.

         The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expenses by the average daily balance of assets or liabilities, respectively, for the period presented.


                                                                        Three months ended March 31, 2000
                                                                     Average                                  Average
                                                                     balance                 Interest          rate
                                                          ----------------------------   ---------------    ----------
Assets
     Federal funds sold and interest-bearing
        deposits with banks                               $                  1,691,558   $        24,087          5.70 %
     Investment securities-available for sale                               14,013,124           229,936          6.56
     Loans                                                                  62,736,500         1,363,035          8.69
                                                          ----------------------------   ---------------    ----------
                                                                            78,441,182         1,617,058          8.25
     Other assets                                                            5,059,776
                                                           ----------------------------
                                                           $                83,500,958
                                                           ============================

Liabilities and Shareholders' Equity
     Interest-bearing deposits                             $                60,100,504   $       841,875          5.60
     Federal funds purchased, repurchase agreements
          and Federal Home Loan Bank advances                               10,797,693           134,499          4.98
                                                          ----------------------------   ---------------    ----------
                                                                            70,898,197           976,374          5.51
     Noninterest-bearing deposits                                            4,902,352
     Other liabilities                                                         348,692
     Shareholders' Equity                                                    7,351,717
                                                           ----------------------------
                                                           $                83,500,958
                                                           ============================
Net interest income                                                                      $       640,684
                                                                                         ===============
Net interest margin on earning assets                                                                             2.74 %
                                                                                                             ==========


         The Net interest margin on average earning assets increased 1.60% since March 31, 1999. Net interest income was $640,684 at March 31, 2000; an increase of $492,171 over March 31, 1999. Interest income of $1,617,058 was generated primarily from booking loans, purchasing securities, and selling federal funds. This was 631% more than the interest income recorded in the first quarter of 1999. Interest expense incurred on deposits, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances totaled $976,374 at quarter end which is an increase of $903,583 (1,241%) over the same expense categories in 1999.


         The provision for loan losses was $172,000 at March 31, 2000 compared to $244,400 at March 31, 1999. There was a $72,400 decrease in the provision booked between the first quarter of 1999 and that of 2000. The allowance continues to be maintained at 1.5% of gross loans outstanding. Management believes that this ratio is prudent and justifiable but will continue to review the reserve to ensure that it is aligned with loss experience. This ratio may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

         Non-interest income of $78,859 was recorded as of March 31, 2000. Service charge income is a major contributor to the increase shown in this category, representing 60% of the change from 1999's first quarter results to the first quarter results for 2000. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Mortgage loan referral fees also increased 230% over last years first quarter. Although this income category continues to exceed management's expectations, it is difficult to predict their future contributions to non-interest income because of their dependence on interest rates which are subject to market forces.

Non-interest expenses were $802,324 which was an increase of 57% over the first quarter of 1999. Salaries and benefits comprised 68% of the increase or $199,915. There were an additional 6 full-time equivalent employees compared to March 31, 1999. Furniture and equipment expenses increased 48% over last year. Capital expenditures made throughout 1999 to establish the operational foundation of the bank caused increased depreciation expense of $29,177 over the same quarter in 1999. Operating expenses are expected to increase as result of several technological initiatives being undertaken.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


From time to time, the Company and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Company nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Company or the Bank, either individually or in the aggregate.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


Exhibit No.                          EXHIBIT DESCRIPTION
-----------                          -------------------

    3.1             Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998

    3.2             Bylaws of the Company are incorporated by reference to
                    exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998

    11              Statement re Computation of Per Share Earnings

    27              Financial Data Schedule

(b) Reports on Form 8-K.

    Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.


                        COMMUNITY SHORES BANK CORPORATION



                        By:  /s/ Jose' A. Infante
                             ---------------------------------------------------
                        Jose' A. Infante
                        Chairman of the Board, President and Chief
                          Executive Officer (principal executive officer)





                        By:  /s/ Tracey A. Welsh
                             ---------------------------------------------------
                        Tracey A. Welsh
                        (principal financial and accounting officer)

                                  EXHIBIT INDEX



Exhibit No.                  EXHIBIT DESCRIPTION
-----------                  -------------------

   3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.

   3.2              Bylaws of the Company are incorporated by reference to
                    exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.

   11               Statement re Computation of Per Share Earnings.

   27               Financial Data Schedule.