Form 10QSB
period 2000-06-30
COMMUNITY SHORES BANK CORP
filed 2000-08-14
CIK 1070523

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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

                                            Yes   X     No
                                                ----      ----

At August 1, 2000, 1,170,000 shares of Common Stock of the issuer were outstanding


Transitional Small Business Disclosure Format:

                                            Yes         No  X
                                               ----        ----

                     Community Shores Bank Corporation Index



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------

              Item 1.   Financial Statements.........................................................        1

              Item 2.   Management's Discussion and Analysis or Plan of
                        Operations...................................................................       12


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       19

              Item 2.  Changes in Securities ........................................................       20

              Item 3.  Defaults upon Senior Securities...............................................       20

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       20

              Item 5.  Other Information.............................................................       20

              Item 6.  Exhibits and Reports on Form 8-K..............................................       20

              Signatures.............................................................................       22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,                  December 31,
                                                                        2000                        1999
                                                               -----------------------     -----------------------
                                                                    (Unaudited)
ASSETS
Cash and due from financial institutions                                $   1,542,583                $  1,964,847
Interest-bearing deposits in other financial institutions                      71,034                       1,727
Federal funds sold                                                          4,500,000                           0
                                                               -----------------------     -----------------------
     Total cash and cash equivalents                                        6,113,617                   1,966,574

Securities available for sale                                              18,458,138                  10,767,804
Loans, net                                                                 80,512,774                  55,946,379
Federal Home Loan Bank stock                                                  210,000                     138,200
Premises and equipment,net                                                  3,363,719                   3,469,953
Accrued interest receivable                                                   655,754                     326,484
Other assets                                                                  163,281                      83,533
                                                               -----------------------     -----------------------
     Total assets                                                       $ 109,477,283                $ 72,698,927
                                                               =======================     =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                               $   6,702,890                $  4,074,635
     Interest-bearing                                                      81,346,092                  51,901,442
                                                               -----------------------     -----------------------
          Total deposits                                                   88,048,982                  55,976,077

Federal funds purchased and repurchase agreements                          10,301,633                   6,934,491
Federal Home Loan Bank advances                                             1,500,000                           0
Notes Payable                                                               1,085,000                           0
Accrued expenses and other liabilities                                        377,074                   1,253,597
                                                               -----------------------     -----------------------
     Total liabilities                                                    101,312,689                  64,164,165

Shareholders' Equity
     Preferred Stock, no par value: no shares                                       0                           0
       authorized and none issued
     Common Stock, no par value: 9,000,000                                 10,871,211                  10,871,211
       shares authorized and 1,170,000 shares
       outstanding
     Retained deficit                                                      (2,560,826)                 (2,240,334)
     Accumulated other comprehensive loss                                    (145,791)                    (96,115)
                                                               -----------------------     -----------------------

     Total shareholders' equity                                             8,164,594                   8,534,762
                                                               -----------------------     -----------------------
     Total liabilities and shareholders' equity                         $ 109,477,283                $ 72,698,927
                                                               =======================     =======================


See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three Months      Three Months      Six Months    Six Months
                                                                          Ended             Ended            Ended         Ended
                                                                      June 30, 2000     June 30, 1999    June 30, 2000 June 30, 1999
                                                                     ----------------  --------------- --------------- -------------
              Interest and dividend income
              Loans, including fees                                      $ 1,690,895       $  491,486      $ 3,053,930  $   588,206
              Securities, taxable                                            313,034           19,310          542,970       87,174
              Federal funds sold, FHLB dividends and other income             13,743          132,556           37,830      189,276
                                                                     ----------------  --------------- ---------------- ------------
                   Total interest income                                   2,017,672          643,352        3,634,730      864,656
              Interest expense
              Deposits                                                     1,059,513          325,581        1,901,388      395,137
              Repurchase agreements, federal funds purchased, and
               Federal Home Loan Bank advances                               194,180           14,564          328,679       17,799
                                                                     ----------------  --------------- ---------------- ------------
                   Total interest expense                                  1,253,693          340,145        2,230,067      412,936

              NET INTEREST INCOME                                            763,979          303,207        1,404,663      451,721
              Provision for loan losses                                      151,000          222,700          323,000      467,100
                                                                     ----------------  --------------- ---------------- ------------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            612,979           80,507        1,081,663      (15,379)
              Noninterest income
              Service charge income                                           51,922            9,986           96,886       12,202
              Mortgage referral income                                        22,946           32,300           38,762       37,087
              Other                                                           32,077            7,588           50,156        8,527
                                                                     ----------------  --------------- ---------------- ------------
                   Total noninterest income                                  106,945           49,874          185,804       57,816

              Noninterest expense
              Salaries and employee benefits                                 430,584          357,150          898,019      624,670
              Occupancy                                                       46,686           45,818           98,140       91,028
              Furniture and equipment                                        102,059           60,104          194,286      106,934
              Advertising                                                     21,164           17,205           41,801       33,163
              Data Processing                                                 25,112            8,267           54,126       15,267
              Professional services                                           85,454            1,490          150,481       49,230
              Telephone                                                        8,287            8,109           18,926       15,663
              Supplies                                                        13,518           20,191           32,750       57,745
              Directors and officers insurance                                 2,897                0            5,958            0
              Other                                                           49,874          133,167           93,472      167,327
                                                                     ----------------  --------------- ---------------- ------------
                   Total noninterest expense                                 785,635          651,501        1,587,959    1,161,027

              LOSS BEFORE FEDERAL INCOME TAX                                 (65,711)        (521,120)        (320,492)  (1,118,590)
              Federal income tax expense                                           0                0                0            0
                                                                     ----------------  --------------- ---------------- ------------
              NET LOSS                                                   $   (65,711)      $ (521,120)     $  (320,492) $(1,118,590)
                                                                     ================  =============== ================ ============
              Comprehensive Net Loss                                     $   (54,658)      $ (557,590)     $  (370,168) $(1,158,169)
                                                                     ================  =============== ================ ============
              Basic and diluted loss per share                           $     (0.06)      $    (0.45)     $     (0.27) $     (0.96)
                                                                     ================  =============== ================ ============
              Weighted average shares outstanding                          1,170,000        1,170,000        1,170,000    1,162,265
                                                                     ================  =============== ================ ============

     See accompanying notes to condensed consolidated financial statements.

                       COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                  Accumulated
                                                                                                     Other          Total
                                                                   Common             Retained   Comprehensive  Shareholders'
                                                     Shares         Stock              Deficit   Income (Loss)     Equity
                                             ---------------------------------------------------------------------------------------

Balance at January 1, 1999                          1,100,000      $10,227,604       $ (438,552)  $         0    $9,789,052

Comprehensive loss:
     Net loss                                                                        (1,118,590)                 (1,118,590)
     Unrealized loss on
     securities available for sale                                                                    (39,579)      (39,579)
                                                                                                                ---------------
          Total comprehensive loss                                                                               (1,158,169)

Common stock sale, January 21, 1999                    70,000          643,607                                      643,607
                                             ----------------------------------------------------------------------------------

Balance, June 30, 1999                              1,170,000      $10,871,211      $(1,557,142)  $   (39,579)   $9,274,490
                                             ==================================================================================


Balance, January 1, 2000                            1,170,000      $10,871,211      $(2,240,334)  $   (96,115)   $8,534,762

Comprehensive loss:
     Net loss                                                                          (320,492)                   (320,492)
     Change in unrealized loss on
     securities available for sale                                                                    (49,676)      (49,676)
                                                                                                                ---------------
          Total comprehensive loss                                                                                 (370,168)
                                             ----------------------------------------------------------------------------------

Balance, June 30, 2000                              1,170,000      $10,871,211      $(2,560,826)  $  (145,791)   $8,164,594
                                             ==================================================================================



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months      Three Months       Six Months       Six Months
                                                                 Ended             Ended             ended             Ended
                                                             June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                                           ----------------- ----------------- ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                     $ (65,711)       $ (521,120)       $ (320,492)    $ (1,118,590)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Provision for loan losses                                 151,000           222,700           323,000          467,100
          Depreciation and amortization                              94,644            70,367           180,412          130,671
          Net accretion of securities                               (32,839)           (9,068)          (54,677)         (30,247)
          Net change in:
               Accrued interest receivable                         (122,589)         (142,372)         (329,270)        (231,412)
               Other assets                                         (32,605)          (66,706)          (79,748)        (167,554)
               Accrued interest payable and other
                 liabilities                                        116,458            64,163          (876,523)          78,925
                                                           ----------------- ----------------- ----------------- -------------------
                   Net cash from (used in) operating
                     activities                                     108,358          (382,036)       (1,157,298)        (871,107)
CASH FLOWS FROM INVESTING ACTIVITIES
 Activity in available-for-sale securities:
          Sales                                                           0                 0                 0        2,000,000
          Maturities, prepayments and calls                         550,583                 0           579,878       14,500,000
          Purchases                                                       0        (2,999,989)       (8,265,211)     (27,212,331)
     Loan originations and payments, net                        (13,339,961)      (14,755,817)      (24,889,395)     (31,118,750)
     Purchase of Federal Home Loan Bank stock                       (71,800)                0           (71,800)               0
     Additions to premises and equipment                            (46,503)         (376,750)          (74,178)        (636,302)
                                                           ----------------- ----------------- ----------------- -------------------
               Net cash from investing activities               (12,907,681)      (18,132,556)      (32,720,706)     (42,467,383)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                      19,483,976        14,783,109        32,072,905       35,029,499
     Net change in federal funds purchased and
          repurchase agreements                                  (4,514,267)          616,093         3,367,142        1,647,617
     Federal Home Loan Bank activity:
          New Advances                                            8,100,000                 0         9,600,000                0
          Maturities and payments                                (8,100,000)                0        (8,100,000)               0
     Net proceeds from Note Payable                               1,085,000                 0         1,085,000                0
     Net proceeds from Stock Offering                                     0                 0                 0          643,607
                                                           ----------------- ----------------- ----------------- -------------------
               Net cash used in financing activities             16,054,709        15,399,202        38,025,047       37,320,723

Net change in cash and cash equivalents                           3,255,386        (3,115,390)        4,147,043       (6,017,767)
Beginning cash and cash equivalents                               2,858,231         5,710,000         1,966,574        8,612,377
                                                           ----------------- ----------------- ----------------- -------------------

ENDING CASH AND CASH EQUIVALENTS                                $ 6,113,617       $ 2,594,610       $ 6,113,617     $  2,594,610
                                                           ================= ================= ================= ===================
Supplemental cash flow information:
     Cash paid during the period for interest                   $ 1,339,708       $   299,108       $ 1,953,460     $    346,539



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months and six months ended June 30, 2000 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.


2.       SECURITIES AVAILABLE FOR SALE


         The following table represents the securities held in the Company's portfolio at the end of the second quarter:


                                                                        Gross          Gross
                                                    Amortized         Unrealized    Unrealized          Fair
         Unaudited                                     Cost              Gains         Losses           Value          %
----------------------------                 -------------------------------------------------------------------------------

US Treasury                                             $    997,843       $  155      $     (188)    $    997,810      5.4 %
US Government Agency                                      15,738,954        2,481        (114,170)      15,627,265     84.7
Mortgaged-backed securities,
   guaranteed by GNMA                                      1,867,132            0         (34,069)       1,833,063      9.9
                                             -------------------------------------------------------------------------------


Total securities at June 30, 2000                       $ 18,603,929       $2,636      $ (148,427)    $ 18,458,138    100.0 %
                                             ===============================================================================



         Securities available for sale increased $7,690,334 during the first half of 2000. Below is the schedule of maturities for investments held at June 30, 2000:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                   Available for sale
                                               Amortized             Fair
        Unaudited                                Cost               Value
--------------------------                -------------------------------------
Due in one year or less                           $  3,016,066     $  3,002,493
Due from one to five years                          13,720,731       13,622,582
Mortgage-backed                                      1,867,132        1,833,063
                                          -------------------------------------

                                                  $ 18,603,929     $ 18,458,138
                                          =====================================



3.       LOANS

         Loans made to customers totaled $22,882,384 since December 31, 1999. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 1999 to the end of the second quarter of 2000 were as follows:



                                             June 30, 2000                    December 31, 1999               Percent
                                                Balance                            Balance                   Increase/
                                              (Unaudited)        %               (Unaudited)          %     (Decrease)
                                         -------------------------       -------------------------------    -------------

Commercial, financial and other               $65,904,428    80.7 %                $ 47,570,725    83.8 %           38.5 %
Real estate-construction                        2,186,315     2.7                     1,445,789     2.5             51.2
Real estate-mortgages                           2,666,955     3.2                     1,957,393     3.4             36.3
Installment loans to individuals               10,923,065    13.4                     5,824,472    10.3             87.5
                                         -------------------------       -------------------------------
                                               81,680,763   100.0 %                  56,798,379   100.0 %
                                                          ========                              ========
Less allowance for loan losses                  1,167,989                               852,000
                                         -----------------               -----------------------
                                              $80,512,774                          $ 55,946,379
                                         =================               =======================


4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the six month periods ended June 30, 2000 and 1999:




                                                                                  2000               1999
                                                                                (Unaudited)
                                                                            ------------------  ---------------
                          Beginning Balance, January 1,                           $   852,000        $       0

                          Charge-offs                                                  (7,011)               0
                          Recoveries                                                        0                0
                          Provision charged against operating expense                 323,000          467,100
                                                                            ------------------  ---------------

                          Ending Balance, June 30,                                $ 1,167,989        $ 467,100
                                                                            ==================  ===============

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DEPOSITS

         Deposit balances increased $32,072,905 since December 31, 1999. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 1999 to the end of the second quarter of 2000 were as follows:


                                     June 30, 2000                                              Percent
                                         Balance     %              December 31, 1999           Increase/
                                      (Unaudited)                         Balance      %       (Decrease)
                               --------------------------       --------------------------   -------------
Noninterest-bearing
     Demand                          $ 6,702,890     7.6 %            $ 4,074,635     7.3 %          64.5 %
Interest-bearing
     Checking                          5,768,095     6.6                4,662,155     8.3            23.7
     Money Market                      5,836,645     6.6                3,068,971     5.5            90.2
     Savings                             714,446     0.8                  565,741     1.0            26.3
     Time, under $100,000             29,035,545    33.0               21,084,562    37.7            37.7
     Time, over $100,000              39,991,361    45.4               22,520,013    40.2            77.6
                               --------------------------       --------------------------

Total Deposits                       $88,048,982   100.0 %            $55,976,077   100.0 %
                               ==========================       ==========================



6.       BORROWINGS

         At June 30, 2000, the Bank's borrowings were made up of repurchase agreements only. As such the second quarter information was as follows (Unaudited):


                                                       Repurchase
                                                       Agreements
                                                   -------------------
Outstanding balance                                      $ 10,301,633
Average interest rate                                           4.77%

Average balance                                          $ 10,729,816
Average interest rate                                           4.88%

Maximum outstanding at any month end                     $ 14,815,900



7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the third quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $2,700,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has $2,941,805 in securities pledged to the Federal Home Loan Bank to support borrowings to our full capacity. Details of the Bank's outstanding borrowings at June 30, 2000 are:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Maturity Date               Interest Rate                    June 30, 2000            December 31, 1999
         -------------               -------------                    -------------            -----------------
         March 24, 2010              5.99% Fixed                      $1,500,000               $0


8.       NOTES PAYABLE

         On June 28, 2000, the Company borrowed $1,085,000 from four of its Directors. A summarization of the four notes is given below:


         ---------------------------------- ---------------- ---------------- --------------------------------------------------
         Note Due to:                       Principal        Current Rate     Maturity
         ---------------------------------- ---------------- ---------------- --------------------------------------------------
         Robert L. Chandonnet               $140,000         11.0%            June 30, 2006
         Michael D. Gluhanich               $ 70,000         11.0%            June 30, 2006
         Donald E. Hegedus                  $350,000         11.0%            June 30, 2006
         John L. Hilt                       $525,000         11.0%            June 30, 2006
         ---------------------------------- ---------------- ---------------- --------------------------------------------------

         The rate on these notes is floating and is officially defined as 1.50% over the Firstar Bank, N.A. Prime rate. Firstar's current prime rate is 9.50%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one days prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all Senior Debt of the Company. The proceeds from these Notes were used to infuse capital into the Bank to ensure that sufficient capital ratios are maintained according to banking regulations.


9.       COMMITMENTS AND OFF-BALANCE SHEET RISK

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

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk for the periods June 30, 2000 and December 31, 1999 follows:


                                                     June 30,          December 31,
                                                       2000                1999
                                                 -----------------   ------------------
Letters of credit                                $        428,000    $         278,000
Commercial unused lines of credit                      20,125,000           22,513,000
Consumer unused lines of credit                         3,827,000            1,570,000
Residential construction commitments                      621,000              805,000


         Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

10.      REGULATORY MATTERS

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

                           Capital to risk weighted
                                    assets
                           -----------------------              Tier 1 Capital
                            Total        Tier 1                to average assets
                           -----------   ---------             -----------------
Well capitalized                   10 %         6 %                      5 %
Adequately capitalized              8           4                        4
Undercapitalized                    6           3                        3





         Actual capital levels (in thousands) and minimum required levels at June 30, 2000 for the Company and Bank were:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                Actual              Adequately Capitalized       Well Capitalized
                                       -------------------------    ----------------------    -----------------------
                                            Amount       Ratio          Amount     Ratio          Amount      Ratio
                                       -------------------------    ----------------------    -----------------------
              June 30, 2000
              (Unaudited)
              -------------------------
              Total capital (to risk-
                 weighted assets)
                    Consolidated           $ 10,525,163   11.65 %      $ 7,227,516   8.00 %       $ 9,034,395  10.00 %
                    Bank                     10,152,030   11.24          7,227,516   8.00           9,034,395  10.00

              Tier 1 capital (to risk-
                 weighted assets)
                    Consolidated              8,310,386    9.20          3,613,758   4.00           5,420,637   6.00
                    Bank                      9,022,253    9.99          3,613,758   4.00           5,420,637   6.00

              Tier 1 capital (to
                 average assets)
                    Consolidated              8,310,386    9.06          3,670,008   4.00           4,587,510   5.00
                    Bank                      9,022,253    9.83          3,670,008   4.00           4,587,510   5.00




The Company and the Bank were in the well capitalized category at June 30, 2000. The Bank was given an additional requirement by the regulators at the time of approval. For the first three years after opening, a Tier 1 capital to total assets ratio of 8.00% must be maintained. At June 30, 2000 the Bank had a ratio of 8.24%. The Company is closely monitoring the Bank's growth and will be infusing additional capital as necessary to comply with this requirement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through June 30, 2000 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the period ended June 30, 2000 to that which ended on December 31, 1999. The Results of Operations discusses both the three month and six month periods ended June 30, 2000 to the same periods of 1999. Both parts should be read in conjunction with the interim consolidated condensed financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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


FINANCIAL CONDITION

         Total assets increased by $36,778,356 to $109,477,283 at June 30, 2000 from $72,698,927 at December 31, 1999. This is a 51% increase in assets during the first half of 2000. Growth is mostly attributable to tremendous commercial loan volume and growth in the bank's securities portfolio. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999. Next quarter, the Company anticipates continued growth but does not believe that the rate of increase will be equivalent to that experienced in the first six months of 2000.

         Cash and cash equivalents increased by $4,147,043 to $6,113,617 at June 30, 2000 from $1,966,574 at December 31, 1999. This increase was a result of federal funds of $4,500,000 being sold at June 30, 2000.

         Securities available for sale increased $7,690,334 during the first half of 2000. Security purchases were driven by growth in repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is not FDIC insured. The liability is treated more like a borrowing of the Bank. To secure the borrowing (repurchase agreement) balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. At the end of 1999, there were few unpledged securities in the Bank's portfolio which required us to purchase additional Treasuries and Agencies to fulfill the collateralization requirement.

         Total loans climbed to $81,680,763 at June 30, 2000 from $56,798,379 at December 31,1999. Of the $24,882,384 increase experienced, 74% occurred in the commercial loan portfolio. The "wholesale" banking focus used throughout 1999 is still thriving during the first six months of 2000. Presently, the commercial category of loans comprises 81% of the Bank's total

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Significant growth was also experienced on the "retail" lending side. Installment loans increased $5,098,593, or 88%, over the balance reported at December 31, 1999. A large portion of this growth was the result of new business in indirect automobile loans and the financing of secured leases. Strength in home equity financing also continued during the quarter. Overall, the growth in total loans exceeded expectations however management anticipates that the rate of increase will slow during the remaining quarters of 2000. The loan maturities and rate sensitivity of the loan portfolio at June 30, 2000 have been included below:



                                         Within         Three to         One to          After
                                          three          twelve           five            five
                                         months          months           years          years           Total
                                     -------------------------------------------------------------------------------

Commercial, financial and other           $6,177,525     $16,053,193     $37,863,558    $ 5,810,152     $65,904,428
Real estate-construction                     173,467       2,012,848               0              0       2,186,315
Real estate-mortgages                              0               0         186,612      2,480,343       2,666,955
Installment loans to individuals             431,429         287,837       6,538,246      3,665,553      10,923,065
                                     -------------------------------------------------------------------------------
                                          $6,782,421     $18,353,878     $44,588,416    $11,956,048     $81,680,763
                                     ===============================================================================

Loans at fixed rates                       1,152,155       2,878,158      42,024,705      6,795,834     $52,850,852
Loans at variable rates                    5,630,266      15,475,720       2,563,711      5,160,214      28,829,911
                                      ------------------------------------------------------------------------------
                                          $6,782,421     $18,353,878     $44,588,416    $11,956,048     $81,680,763
                                     ===============================================================================


         The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At June 30, 2000, the allowance totaled $1,167,989 or approximately 1.43% of gross loans outstanding. Management has determined this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from comparison with allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at June 30, 2000 was as follows:

                                                                                   Percent of
                                                                                   allowance
           Balance at End of Period Applicable to:                                 related to
                                                                  Amount         loan category
                                                             ------------------  ---------------

           Commercial                                                 $946,072             81.0 %
           Residential real estate                                      58,399              5.0
           Installment                                                 163,518             14.0
           Unallocated                                                       0              0.0
                                                             ------------------  ---------------

           Total loans                                              $1,167,989            100.0 %
                                                             ==================  ===============

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $323,000 was provided for since December 31, 1999. At the end of June, loans 30-59 days past due totaled $121,432 up from $109,000 at December 31,1999. There were none past due more than 89 days at either June 30, 2000 or December 31, 1999. The Bank had no non-accrual loans at June 30, 2000 or at December 31, 1999. The Bank recorded no credit losses in 1999. In the second quarter of 2000, two loans were charged off. The principal balances of these charge-offs aggregated $7,011.

         Bank premises and equipment decreased $106,234 to $3,363,719 at June 30, 2000 from $3,469,953 at December 31, 1999. Accumulated depreciation and amortization represented $282,143 at year-end compared to $379,627 at June 30, 2000. No significant capital expenditures were made in the first half of 2000. Fully depreciated leasehold improvements and software totaling approximately $83,000 were written off the books earlier this year.

         Accrued interest receivable increased $329,270 or 101% over year-end due to the large growth recorded in both securities available for sale and loans during the first six months of 2000.

         Deposit balances were $88,048,982 at June 30, 2000 up from $55,976,077 at December 31, 1999. Management has chosen to fund a portion of the rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Approximately 34% of the total deposits reported were brokered at June 30, 2000 compared to 19% at year-end. The increase in brokered deposits only accounts for 55% of the $32,072,905 increase in total deposits during the first half of the year. Significant growth was also recorded in money market accounts, as well as regular and interest bearing demand deposit accounts.

         Repurchase agreements increased $5,167,142 since December 31, 1999. This represents an increase of 101% during the first half of 2000. The growth is attributable mainly to customers increasing their carrying balances from those held at year-end. Federal funds purchased were reduced to zero from a balance of $1,800,000 at year-end however the Bank borrowed $1,500,000 from the Federal Home Loan Bank on March 24, 2000. The putable advance is fixed at 5.99% for three years unless the Federal Home Loan Bank exercises its one time option to call the note on March 24, 2001. At this time Management anticipates that the advance will be called. In the event that the note is not called the Bank has the option to pay off the advance at the end of three years with no pre-payment penalty otherwise the note will convert to a floating rate for an additional seven years. The contractual final maturity barring any of these is March 24, 2010.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



         On June 28, 2000, the Company borrowed $1,085,000 from four of its Directors for the purpose of infusing capital into the Bank. This debt is subordinated to all Senior Debt of the Company. The notes have a floating rate and are currently accruing interest at 11.00%. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on October 15, 2000.

         Accrued expenses and other liabilities decreased $876,523 to $377,074 at June 30, 2000 from $1,253,597 at December 31, 1999. Included in 1999's year-end balance were two US Agency securities purchased on December 30, 1999 with a par value of $1,000,000. The securities settled on January 4, 2000.


RESULTS OF OPERATIONS


         It should be mentioned that comparative information on the results of operations between the first half of 2000 and that of 1999 is not exactly equal in the number of days of operation because the Bank did not open until January 18, 1999. As such, there were 182 days of operations in 2000 compared to 164 days in 1999.

         The net operating loss for the second quarter of 2000 was $65,711 ($0.06 per share) which compares favorably to the net loss of $521,120 ($0.45 per share) recorded in 1999. The year-to-date net loss of $320,492 at June 30, 2000 was less than a third of that recorded for the same period in 1999. The loss at June 30, 1999 was $1,118,520 or $798,098 higher than that shown in 2000. The return on the Company's average total assets was (.35) % for the first half of 2000 and (.70) % annualized. The return on average equity was (3.93) % and (7.86) % annualized. At June 30, 2000 the ratio of average equity to average assets was 8.89%. The Company's retained deficit was $2,560,826 at June 30, 2000 compared to $2,240,334 at December 31, 1999. Although the retained deficit and net losses were expected, the operating results for the first half of 2000 have exceeded management's internal, budgeted goal.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                          Six months ended June 30, 2000
                                                                      Average                                   Average
                                                                      balance                  Interest          rate
                                                            ----------------------------    ---------------    ----------
Assets
     Federal funds sold and interest-bearing
        deposits with banks                                                $  1,274,163        $    37,830          5.94 %
     Investment securities-available for sale                                16,384,133            542,970          6.63
     Loans                                                                   68,856,917          3,053,930          8.87
                                                            ----------------------------    ---------------    ----------
                                                                             86,515,213          3,634,730          8.40
     Other assets                                                             5,234,987
                                                            ----------------------------
                                                                           $ 91,750,200
                                                            ============================

Liabilities and Shareholders' Equity
     Interest-bearing deposits                                             $ 64,894,520        $ 1,901,388          5.86
     Federal funds purchased, repurchase agreements,
          Federal Home Loan Bank advance                                     12,880,915            327,701          5.09
     Note Payable                                                                17,885                978         10.94
                                                            ----------------------------    ---------------    ----------
                                                                             77,793,320          2,230,067          5.73
     Noninterest-bearing deposits                                             5,455,381
     Other liabilities                                                          349,400
     Shareholders' Equity                                                     8,326,360
                                                            ----------------------------
                                                                           $ 91,924,461
                                                            ============================
Net interest income                                                                            $ 1,404,663
                                                                                            ===============
Net interest spread on earning assets                                                                                2.67 %
                                                                                                               ==========
Net interest margin on earning assets                                                                                3.25 %
                                                                                                               ==========


         The Net interest margin on average earning assets increased 0.67% since June 30, 1999. For the quarter, net interest income was $763,979 compared to a figure of $303,207 for the same quarter in 1999. Year to date net interest income was $1,404,663 at June 30, 2000; an increase of $952,942 over June 30, 1999. Interest income generated during the quarter and year to date was generated primarily from booking loans, purchasing securities, and selling federal funds. Interest income for the second three month period of 2000 was $2,017,672 compared to $643,352 recorded in 1999. For the first six months of 2000, the Company had recorded $3,634,730 of interest income compared to $864,656 at June 30, 1999. The six month figures reflect 320% more interest income in 2000 compared to 1999. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable totaled $1,253,693 for the quarter and $2,230,067 year to date. This category has increased $913,548 (269%) for the quarter and $1,817,131 (440%) year to date compared to 1999.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         As the Bank's cost of funds continues to rise and prime rate changes are always a possibility, asset liability management has become an important tool for assessing interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Details of the gap at June 30, 2000 were:


                                                                      Interest rate sensitivity period
                                                  Within          Three to          One to           After
                                                  three            twelve            five             five
                                                  months           months           years            years           Total
                                             -----------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions           $    71,304    $           0     $          0    $           0    $    71,304
   Federal Funds Sold                               4,500,000                0                0                0      4,500,000
   Securities available for sale                      997,810        2,004,683       13,622,582        2,043,063     18,668,138
   Loans                                           29,648,086        7,873,478       23,294,491       20,864,708     81,680,763
                                             -----------------------------------------------------------------------------------
                                                   35,217,200        9,878,161       36,917,073       22,907,771    100,420,205
Interest-bearing liabilities
   Savings and checking                            12,319,186                0                0                0     12,319,186
   Time deposits< $100,000                          5,016,987       19,660,530        4,358,021                0     29,035,538
   Time deposits>$100,000                          11,927,346       25,938,948        2,125,064                0     39,991,358
   Repurchase agreements and
        Federal Home Loan Bank Advances            10,301,633        1,500,000                0                0     11,801,633
   Notes Payable                                    1,085,000                0                0                0      1,085,000
                                             -----------------------------------------------------------------------------------
                                                   40,650,152       47,099,478        6,483,085                0     94,232,715
Net asset (liability) repricing gap              $ (5,432,952)   $ (37,221,317)    $ 30,433,988    $  22,907,771    $ 6,187,490
                                             ===================================================================================
Cumulative net asset (liability)
        repricing gap                            $ (5,432,952)   $ (42,654,269)    $(12,220,281)   $  10,687,490
                                             ====================================================================

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The provision for loan losses was $151,000 for the quarter and $323,000 for six months in 2000 compared to $222,700 and $467,100 at June 30, 1999. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance to make sure that it is maintained at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

         Non-interest income recorded in the second quarter of 2000 was $106,945 which reflects a $57,071 increase over the same period in 1999. On a year to date basis this category has increased 221% over 1999's figure of $57,816. Service charge income is a major contributor to the increase shown in this category, representing 73% of the change from 1999's second quarter results to those at June 30, 2000. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Mortgage loan referral fees were actually $9,354 lower in this three month period of 2000 compared to 1999. On a year to date basis, Mortgage loan referral fees are basically even with the income that was recorded in 1999. It is difficult to predict future contributions by Mortgage loan referral fees to non-interest income because of their dependence on interest rates which are subject to market forces.

         For the second quarter, non-interest expenses were $785,635 which was an increase of 21% over the second quarter of 1999. Non-interest expenses for the six month period, totaled $1,587,959 in 2000 compared to $1,161,027 in 1999. Salaries and benefits comprised 64% of the year to date increase or $273,349. There were an additional 7.5 full-time equivalent employees compared to June 30, 1999. Furniture and equipment expenses are responsible for 20% of the increase over last year. Capital expenditures made throughout 1999 to establish the operational foundation of the bank caused increased depreciation expense of $70,972 in 2000 compared to the first half of 1999.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held on April 20, 2000, the Company's stockholders voted to elect four directors, John C. Carlyle, Dennis L. Cherette, Michael D. Gluhanich, and Donald E. Hegedus, each for a three year term expiring at the Annual Meeting of the stockholders of the Company in 2003. The results of the Election were as follows:


-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
                                 Votes                Votes                    Votes                     Broker-Non
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
Nominee                          For                  Withheld                 Abstained                 Votes
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
John C. Carlyle                  1,126,795            2,000                    0                         0
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
Dennis L. Cherette               1,126,795            2,000                    0                         0
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
Michael D. Gluhanich             1,126,795            2,000                    0                         0
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------
Donald E. Hegedus                1,126,795            2,000                    0                         0
-------------------------------- -------------------- ------------------------ ------------------------- ------------------------

The terms for the following directors (who were not up for election) continued after the Annual Meeting: David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Bruce J. Essex, John L. Hilt, Jose A. Infante and Joy R. Nelson.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(10)     Exhibits:



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

         10 a (i) Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores Bank Corporation dated June 27,2000.

         10 a (ii)      Floating Rate Subordinated Note issued to Robert L.
                        Chandonnet by Community Shores Bank Corporation dated
                        June 28, 2000.
         10 b (i)       Subordinated Note Purchase Agreement between
                        Michael D. Gluhanich and Community Shores Bank
                        Corporation dated June 27,2000.
         10 b (ii)      Floating Rate Subordinated Note issued to Michael D.
                        Gluhanich by  Community  Shores Bank  Corporation  dated
                        June 28, 2000.
         10 c (i)       Subordinated Note Purchase Agreement between Donald E.
                        Hegedus and Community Shores Bank Corporation dated June
                        27,2000.
         10 c (ii)      Floating Rate Subordinated Note issued to Donald E.
                        Hegedus by Community Shores Bank Corporation dated June
                        28, 2000.
         10 d (i)       Subordinated Note Purchase Agreement, between John L.
                        Hilt, acting through his individual retirement account,
                        and Community Shores Bank Corporation dated June 27,
                        2000.
         10 d (ii)      Floating Rate Subordinated Note issued to John L. Hilt,
                        acting through his individual retirement account, and
                        Community Shores Bank Corporation date June 28, 2000.
            27          Financial Data Schedule



(b)  Reports on Form 8-K.

         No reports on Form 8K were filed during the quarter for which this report is filed.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.


                                COMMUNITY SHORES BANK CORPORATION



                                By: /s/ Jose' A. Infante
                                    -------------------------------------------
                                Jose' A. Infante
                                Chairman of the Board, President and Chief
                                 Executive Officer (principal executive officer)




                                By: /s/ Tracey A. Welsh
                                    -------------------------------------------
                                Tracey A. Welsh
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX



EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

10 a (i)           Subordinated Note Purchase Agreement between Robert L.
                   Chandonnet and Community Shores Bank Corporation dated June 27,2000.

10 a (ii)          Floating Rate Subordinated Note issued to Robert L.
                   Chandonnet by Community Shores Bank Corporation dated June
                   28, 2000.

10 b (i)           Subordinated Note Purchase Agreement issued to Michael D.
                   Gluhanich by Community Shores Bank Corporation dated June 27,2000.

10 b (ii)          Floating Rate Subordinated Note issued to Michael D.
                   Gluhanich by Community Shores Bank Corporation dated June 28,
                   2000.

10 c (i)           Subordinated Note Purchase Agreement issued to Donald E.
                   Hegedus by Community Shores Bank Corporation dated June 27,2000.

10 c (ii)          Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank Corporation dated June 28, 2000.

10 d (i) Subordinated Note Purchase Agreement, between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27,2000.

10 d (ii)          Floating Rate Subordinated Note issued to John L. Hilt,
                   acting through his individual retirement account, and Community Shores Bank Corporation date Juned 28, 2000.

27                 Financial Data Schedule.