Form 10QSB
period 2000-09-30
COMMUNITY SHORES BANK CORP
filed 2000-11-13
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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
                                    Yes X No
                                    ------    ------

At November 1, 2000, 1,170,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                                 Yes        No  X
                                    ------    ------

                     Community Shores Bank Corporation Index



PART 1.       Financial Information                                                             Page No.
              ---------------------                                                             --------
              Item I.   Financial Statements.................................................       1

              Item 2.   Management's Discussion and Analysis or Plan of
                        Operations...........................................................      11


PART II.      Other Information
              -----------------

              Item 1.   Legal Proceedings.....................................................     18

              Item 2.   Changes in Securities ................................................     18

              Item 3.   Defaults upon Senior Securities.......................................     18

              Item 4.   Submission of Matters to a Vote of Security Holders...................     19

              Item 5.   Other Information.....................................................     19

              Item 6.   Exhibits and Reports on Form 8-K......................................     19

              Signatures......................................................................     20
              ----------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,                December 31,
                                                                        2000                        1999
                                                               --------------------        --------------------
                                                                    (Unaudited)
ASSETS
Cash and due from financial institutions                        $        2,979,828          $       1,964,847
Interest-bearing deposits in other financial institutions                  158,350                      1,727
Federal funds sold                                                         900,000                          0
                                                               --------------------        --------------------
     Total cash and cash equivalents                                     4,038,178                  1,966,574

Securities available for sale                                           19,623,434                 10,767,804
Loans, net                                                              86,646,920                 55,946,379
Federal Home Loan Bank stock                                               210,000                    138,200
Premises and equipment, net                                              3,303,247                  3,469,953
Accrued interest receivable                                                691,100                    326,484
Other assets                                                               654,750                     83,533
                                                               --------------------        --------------------
     Total assets                                               $      115,167,629          $      72,698,927
                                                               ====================        ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                       $        6,802,071          $       4,074,635
     Interest-bearing                                                   83,961,549                 51,901,442
                                                               --------------------        --------------------
          Total deposits                                                90,763,620                 55,976,077

Federal funds purchased and repurchase agreements                       12,430,426                  6,934,491
Federal Home Loan Bank advances                                          1,500,000                          0
Notes Payable                                                            1,585,000                          0
Accrued expenses and other liabilities                                     696,468                  1,253,597
                                                               --------------------        --------------------
     Total liabilities                                                 106,975,514                 64,164,165

Shareholders' Equity
     Preferred Stock, no par value: no shares                                    0                          0
       authorized and none issued
     Common Stock, no par value: 9,000,000                              10,871,211                 10,871,211
       shares authorized and 1,170,000 shares
       outstanding
     Retained deficit                                                   (2,666,845)                (2,240,334)
     Accumulated other comprehensive loss                                  (12,251)                   (96,115)
                                                               --------------------        --------------------

     Total shareholders' equity                                          8,192,115                  8,534,762
                                                               --------------------        --------------------
     Total liabilities and shareholders' equity                 $      115,167,629          $      72,698,927
                                                               ====================        ====================


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE LOSS (UNAUDITED)


                                                               Three Months     Three Months      Nine Months       Nine Months
                                                                  Ended            Ended             Ended             Ended
                                                                09/30/00         09/30/99          09/30/00          09/30/99
                                                             ---------------- ---------------- ----------------- ------------------
Interest and dividend income
Loans, including fees                                         $    1,962,650   $      771,551   $     5,016,580   $      1,359,757
Securities, taxable                                                  314,884           48,157           857,854            135,331
Federal funds sold, FHLB dividends and other income                   78,299          110,694           116,129            299,970
                                                             ---------------- ---------------- ----------------- ------------------
     Total interest income                                         2,355,833          930,402         5,990,563          1,795,058
Interest expense
Deposits                                                           1,353,631          478,949         3,255,019            874,086
Repurchase agreements and federal funds purchased                    135,423           22,591           416,609             40,390
Federal Home Loan Bank advances and notes payable                     54,090                0           101,583                  0
                                                             ---------------- ---------------- ----------------- ------------------
     Total interest expense                                        1,543,144          501,540         3,773,211            914,476

NET INTEREST INCOME                                                  812,689          428,862         2,217,352            880,582
Provision for loan losses                                             85,500          154,200           408,500            621,300
                                                             ---------------- ---------------- ----------------- ------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  727,189          274,662         1,808,852            259,282
Noninterest income
Service charge income                                                 62,006           19,465           158,892             31,667
Mortgage referral income                                              21,991           31,260            60,753             68,347
Other                                                                 21,902              948            72,058              9,475
                                                             ---------------- ---------------- ----------------- ------------------
     Total noninterest income                                        105,899           51,673           291,703            109,489

Noninterest expense
Salaries and employee benefits                                       504,984          355,428         1,403,003            980,098
Occupancy                                                             55,990           50,131           154,130            141,159
Furniture and equipment                                               97,717           61,410           292,003            168,344
Advertising                                                           26,787           17,129            68,588             50,292
Data Processing                                                       29,119           16,496            83,245             31,763
Professional services                                                110,838           29,379           261,319             78,609
Telephone                                                              8,770            9,577            27,696             25,240
Supplies                                                              16,074           17,411            48,824             75,156
Directors and officers insurance                                       3,012            1,020             8,970              1,020
Other                                                                 85,816           66,610           179,288            233,936
                                                             ---------------- ---------------- ----------------- ------------------
     Total noninterest expense                                       939,107          624,591         2,527,066          1,785,617

LOSS BEFORE FEDERAL INCOME TAX                                      (106,019)        (298,256)         (426,511)        (1,416,846)
Federal income tax expense                                                 0                0                 0                  0
                                                             ---------------- ---------------- ----------------- ------------------
NET LOSS                                                      $     (106,019)  $     (298,256)  $      (426,511)  $     (1,416,846)
                                                             ================ ================ ================= ==================
Comprehensive Net Loss                                        $      (68,594)  $     (292,095)  $      (438,762)  $     (1,450,264)
                                                             ================ ================ ================= ==================

Basic and diluted loss per share                              $        (0.09)  $        (0.25)  $         (0.36)  $          (1.22)
                                                             ================ ================ ================= ==================
Weighted average shares outstanding                                1,170,000        1,170,000         1,170,000          1,164,872
                                                             ================ ================ ================= ==================

     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                              Accumulated
                                                                                                 Other             Total
                                                               Common         Retained       Comprehensive     Shareholders'
                                                Shares          Stock          Deficit       Income (Loss)        Equity
                                             ---------------------------------------------------------------------------------

Balance at January 1, 1999                    1,100,000      $10,227,604    $ (438,552)      $          0     $ 9,789,052

Comprehensive loss:
     Net loss                                                               (1,416,846)                        (1,416,846)
     Unrealized loss on
     securities available for sale                                                                 (33,417)       (33,417)
                                                                                                           -------------------
          Total comprehensive loss                                                                             (1,450,263)

Common stock sale, January 21, 1999              70,000          643,607                                          643,607
                                             ---------------------------------------------------------------------------------

Balance, September 30, 1999                   1,170,000      $10,871,211    $(1,855,398)     $     (33,417)   $ 8,982,396
                                             =================================================================================


Balance, January 1, 2000                      1,170,000      $10,871,211    $(2,240,334)     $     (96,115)   $ 8,534,762

Comprehensive loss:
     Net loss                                                                  (426,511)                         (426,511)
     Change in unrealized loss on
     securities available for sale                                                                  83,864         83,864
                                                                                                           -------------------
          Total comprehensive loss                                                                               (342,647)
                                             ---------------------------------------------------------------------------------

Balance, September 30, 2000                   1,170,000      $10,871,211    $(2,666,845)     $     (12,251)   $  8,192,115
                                             =================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months     Three Months     Nine Months        Nine Months
                                                                     Ended            Ended           ended              Ended
                                                                    09/30/00         09/30/99        09/30/00           09/30/99
                                                                ---------------   --------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                     $   (106,019)     $   (298,256)   $   (426,511)     $ (1,416,846)
     Adjustments to reconcile net loss to net cash
        from operating activities
          Provision for loan losses                                     85,500           154,200         408,500           621,300
          Depreciation and amortization                                 92,277            74,099         272,689           204,770
          Net accretion of securities                                  (36,677)           (6,585)        (91,354)          (36,832)
          Net change in:
               Accrued interest receivable                             (35,346)          (21,610)       (364,616)         (253,022)
               Other assets                                           (491,469)          130,355        (571,217)          (37,199)
               Accrued interest payable and other liabilities          319,394           (13,155)       (557,129)           65,770
                                                                  ------------      ------------    ------------      ------------
                   Net cash from (used in) operating activities       (172,340)           19,048      (1,329,638)         (852,059)
CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
          Sales                                                      2,582,884         4,981,250       2,582,884         6,981,250
          Maturities, prepayments and calls                          1,052,030            34,850       1,631,908        14,534,850
          Purchases                                                 (4,629,994)       (2,977,878)    (12,895,205)      (30,190,209)
     Loan originations and payments, net                            (6,219,646)      (10,298,886)    (31,109,041)      (41,417,636)
     Purchase of Federal Home Loan Bank stock                                0                 0         (71,800)                0
     Additions to premises and equipment                               (31,804)         (879,800)       (105,982)       (1,516,102)
                                                                  ------------      ------------    ------------      ------------
               Net cash from investing activities                   (7,246,530)       (9,140,464)    (39,967,236)      (51,607,847)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          2,714,638        10,108,405      34,787,543        45,137,904
     Net change in federal funds purchased and
          repurchase agreements                                      2,128,793         1,114,177       5,495,935         2,761,794
     Federal Home Loan Bank activity:
          New Advances                                                       0                 0       9,600,000                 0
          Maturities and payments                                            0                 0      (8,100,000)                0
     Net proceeds from Note Payable                                    500,000                 0       1,585,000                 0
     Net proceeds from stock offering                                        0                 0               0           643,607
                                                                  ------------      ------------    ------------      ------------
               Net cash used in financing activities                 5,343,431        11,222,582      43,368,478        48,543,305

Net change in cash and cash equivalents                             (2,075,439)        2,101,166       2,071,604        (3,916,601)
Beginning cash and cash equivalents                                  6,113,617         5,710,000       1,966,574         8,612,377
                                                                  ------------      ------------    ------------      ------------

ENDING CASH AND CASH EQUIVALENTS                                  $  4,038,178      $  7,811,166    $  4,038,178      $  4,695,776
                                                                  ============      ============    ============      ============
Supplemental cash flow information:
     Cash paid during the period for interest                     $  1,223,763      $    474,415    $  3,177,223      $    820,955


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months and nine months ended September 30, 2000 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 1999.

2.       SECURITIES AVAILABLE FOR SALE

         The following tables represent the securities held in the Company's portfolio at September 30, 2000 and at December 31, 1999:

                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized          Fair
(Unaudited)                                                 Cost            Gains           Losses           Value        %
------------------------------------------------------------------------------------------------------------------------------
US Government Agency                                      $ 17,818,427       39,189         (41,295)    $ 17,816,321     90.8 %
Mortgaged-backed securities,
   guaranteed by GNMA                                        1,817,258            0         (10,145)       1,807,113      9.2
                                               -------------------------------------------------------------------------------

Total securities at September 30, 2000                    $ 19,635,685      $39,189       $ (51,440)    $ 19,623,434    100.0 %
                                               ===============================================================================

                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized          Fair
                                                            Cost            Gains           Losses           Value        %
------------------------------------------------------------------------------------------------------------------------------
US Government Agency                                       $ 8,919,449            0         (51,659)     $ 8,867,790     82.4 %
Mortgaged-backed securities,
   guaranteed by GNMA                                        1,944,470            0         (44,456)       1,900,014     17.6
                                               -------------------------------------------------------------------------------

Total securities at December 31, 1999                     $ 10,863,919           $0       $ (96,115)    $ 10,767,804    100.0 %
                                               ===============================================================================

Securities available for sale increased $8,855,630 during the first three quarters of 2000. Below is the schedule of maturities for investments held at September 30, 2000:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 Available for sale
                                              Amortized           Fair
(Unaudited)                                      Cost            Value
---------------------------------------------------------------------------
Due in one year or less                       $ 7,653,765     $  7,642,504
Due from one to five years                     10,164,663       10,173,818
Mortgage-backed                                 1,817,258        1,807,112
                                         ----------------------------------

                                              $19,635,686     $ 19,623,434
                                         ==================================

3.       LOANS

         Loans made to customers totaled $31,102,030 since December 31, 1999. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 1999 to the end of the third quarter of 2000 were as follows:




                                            September 30, 2000               December 31, 1999           Percent
                                             Balance                              Balance                Increase/
                                           (Unaudited)       %                               %          (Decrease)
                                         -------------------------       -------------------------   --------------
Commercial, financial and other               $70,064,686    79.7 %           $47,570,725    83.8 %           47.3 %
Real estate-construction                        3,142,776     3.6               1,445,789     2.5            117.4
Real estate-mortgages                           2,403,063     2.7               1,957,393     3.4             22.8
Installment loans to individuals               12,289,884    14.0               5,824,472    10.3            111.0
                                         -------------------------       -------------------------
                                               87,900,409   100.0 %            56,798,379   100.0 %
                                                          ========                        ========
Less allowance for loan losses                  1,253,489                         852,000
                                         -----------------               -----------------
                                              $86,646,920                     $55,946,379
                                         =================               =================


4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the nine month periods ended September 30, 2000 and 1999:


                                                          2000               1999
                                                      (Unaudited)        (Unaudited)
                                                    -----------------   ---------------
Beginning Balance, January 1,                              $ 852,000               $ 0

Charge-offs                                                   (7,011)                0
Recoveries                                                         0                 0
Provision charged against operating expense                  408,500           621,300
                                                    -----------------   ---------------

Ending Balance, September 30,                            $ 1,253,489         $ 621,300
                                                    =================   ===============


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DEPOSITS

         Deposit balances increased $34,787,543 since December 31, 1999. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 1999 to the end of the third quarter of 2000 were as follows:

                                 September 30, 2000                   December 31, 1999            Percent
                                       Balance                            Balance                 Increase/
                                     (Unaudited)        %                               %        (Decrease)
                               -----------------------------       -----------------------      -------------
Noninterest-bearing
     Demand                          $ 6,802,071        7.5%           $ 4,074,635     7.3%          66.9 %
Interest-bearing
     Checking                          8,100,187        8.9              4,662,155     8.3           73.7
     Money Market                      8,559,359        9.4              3,068,971     5.5          178.9
     Savings                             952,246        1.1                565,741     1.0           68.3
     Time, under $100,000             29,633,216       32.6             21,084,562    37.7           40.5
     Time, over $100,000              36,716,541       40.5             22,520,013    40.2           63.0
                               ----------------------------       ------------------------

Total Deposits                      $ 90,763,620      100.0%          $ 55,976,077   100.0%
                               ============================       ========================


6.       BORROWINGS

         At September 30, 2000, the Bank's borrowings were made up of repurchase agreements only. As such the third quarter information was as follows (Unaudited):


                                                       Repurchase
                                                       Agreements
                                                   -------------------
Outstanding balance                                      $ 12,430,426
Average interest rate                                           4.77%

Average balance                                          $ 10,905,014
Average interest rate                                           4.85%

Maximum outstanding at any month end                     $ 14,815,900



7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the third quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $2,700,000. Each borrowing requires a direct pledge

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         of securities or loans. At this time, the Bank has securities with a par value of $2,500,000 pledged to the Federal Home Loan Bank to support current and future borrowings. Details of the Bank's outstanding borrowings at September 30, 2000 are:


         Maturity Date               Interest Rate                    September 30, 2000            December 31, 1999
         -------------               -------------                    ------------------            -----------------
         March 24, 2010               5.99% Fixed                         $1,500,000                       $0

8.       NOTES PAYABLE

         Since June 28, 2000, the Company borrowed $1,585,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce
         J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members lent money directly as well as taking part in the LLC. A summary of the loans is given below:

         ---------------------------------- ---------- ---------------- ---------------
                                           Aggregate
                                           Principal
         Loans from:                        Amount      Current Rate     Maturity
         ---------------------------------- ---------- ---------------- ---------------
         Robert L. Chandonnet               $200,000        11.0%       June 30, 2006
         Michael D. Gluhanich               $100,000        11.0%       June 30, 2006
         Donald E. Hegedus                  $500,000        11.0%       June 30, 2006
         John L. Hilt                       $750,000        11.0%       June 30, 2006
         Community Shores LLC               $ 35,000        11.0%       June 30, 2006
         ---------------------------------- ---------- ---------------- ---------------

         The rate on the above notes is floating and is officially defined as 1.50% over the Firstar Bank, N.A. Prime rate. Firstar's current prime rate is 9.50%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all Senior Debt of the Company. The proceeds from these Notes were primarily used to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.

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

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk for the periods September 30, 2000 (Unaudited) and December 31, 1999 follows:


                                                  September 30,        December 31,
                                                       2000                1999
                                                   (Unaudited)
                                                 -----------------   ------------------
Letters of credit                                     $   268,000          $   278,000
Commercial unused lines of credit                      22,829,000           22,513,000
Consumer unused lines of credit                         3,360,000            1,570,000
Residential construction commitments                    1,279,000              805,000

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

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

                            Capital to risk weighted
                                      assets
                            -------------------------         Tier 1 Capital
                              Total        Tier 1            to average assets
                            -----------   -----------      --------------------
Well capitalized                 10 %         6 %                    5 %
Adequately capitalized            8           4                      4
Undercapitalized                  6           3                      3



         Actual capital levels (in thousands) and minimum required levels at September 30, 2000 for the Company and Bank were:

                                   Actual               Adequately Capitalized       Well Capitalized
                          --------------------------    ----------------------    -----------------------
September 30, 2000             Amount       Ratio           Amount     Ratio          Amount      Ratio
(Unaudited)               --------------------------    ----------------------    -----------------------
------------------------

Total capital (to risk-
   weighted assets)
      Consolidated            $ 11,015,245    11.24 %      $ 7,843,417   8.00 %      $ 9,804,272   10.00 %
      Bank                      10,653,523    10.87          7,843,417   8.00          9,804,272   10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated               8,204,366     8.37          3,921,709   4.00          5,882,563    6.00
      Bank                       9,427,644     9.62          3,921,709   4.00          5,882,563    6.00

Tier 1 capital (to
   average assets)
      Consolidated               8,204,366     8.26          3,973,174   4.00          4,966,467    5.00
      Bank                       9,427,644     9.49          3,973,174   4.00          4,966,467    5.00


         The Company and the Bank were in the well capitalized category at September 30, 2000. The Bank was given an additional requirement by the regulators at the time of approval. For the first three years after opening, a Tier 1 capital to total assets ratio of 8.00% must be maintained. At September 30, 2000 the Bank had a ratio of 8.19%. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to comply with this requirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through September 30, 2000 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the period ended September 30, 2000 to that which ended on December 31, 1999. The Results of Operations discusses both the three month and nine month periods ended September 30, 2000 to the same periods of 1999. Both parts should be read in conjunction with the interim consolidated condensed financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

         Total assets increased by $42,468,702 to $115,167,629 at September 30, 2000 from $72,698,927 at December 31, 1999. This is a 58% increase in assets during the first three quarters of 2000. Growth is mostly attributable to tremendous commercial loan volume and growth in the bank's securities portfolio. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999. Next quarter, the Company anticipates continued growth but does not believe that the rate of increase will be equivalent to that experienced in the first nine months of 2000.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Cash and cash equivalents increased by $2,071,604 to $4,038,178 at September 30, 2000 from $1,966,574 at December 31, 1999. This increase was a result of federal funds of $900,000 being sold at September 30, 2000 as well as increased balances on deposit with our correspondent banks.

         Securities available for sale increased $8,855,630 during the first three quarters of 2000. Security purchases were driven by growth in repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a borrowing of the Bank. To secure the borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. At the end of 1999, there were few unpledged securities in the Bank's portfolio which required us to purchase additional Treasuries and Agencies in 2000 to fulfill the collateralization requirement as the repurchase balances increased.

          Total loans climbed to $87,900,409 at September 30, 2000 from $56,798,379 at December 31, 1999. Of the $31,102,030 increase experienced, 72% occurred in the commercial loan portfolio. The "wholesale" banking focus used throughout 1999 continued during the first nine months of 2000. Presently, the commercial category of loans comprises 80% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Significant growth was also experienced on the "retail" lending side. Installment loans increased $6,465,412, or 111%, over the balance reported at December 31, 1999. A large portion of this growth was the result of new business in indirect automobile loans and the financing of secured leases. Strength in home equity financing also continued during the quarter. Overall, the growth in total loans exceeded expectations however management anticipates that the rate of increase will slow during the remaining quarter of 2000. The loan maturities and rate sensitivity of the loan portfolio at September 30, 2000 have been included below:

                                        Within         Three to         One to          After
                                         three          twelve           five            five
                                        months          months           years          years           Total
                                    -------------------------------------------------------------------------------
Commercial, financial and other         $10,724,017     $14,539,775     $39,308,050     $5,492,844     $70,064,686
Real estate-construction                    397,474       2,745,302               0              0       3,142,776
Real estate-mortgages                             0               0         185,883      2,217,180       2,403,063
Installment loans to individuals            105,777         481,270       8,009,182      3,693,655      12,289,884
                                    -------------------------------------------------------------------------------
                                        $11,227,268     $17,766,347     $47,503,115    $11,403,679     $87,900,409
                                    ===============================================================================

Loans at fixed rates                      1,323,712       3,963,472      42,690,190      6,939,802     $54,917,176
Loans at variable rates                   9,903,556      13,802,875       4,812,925      4,463,877      32,983,233
                                    -------------------------------------------------------------------------------
                                        $11,227,268     $17,766,347     $47,503,115    $11,403,679     $87,900,409
                                    ===============================================================================


                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At September 30, 2000, the allowance totaled $1,253,489 or approximately 1.43% of gross loans outstanding. Management has determined that this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from comparison with allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at September 30, 2000 was as follows:

                                                                          Percent of
                                                                          allowance
Balance at End of Period Applicable to:                                   related to
                                                         Amount         loan category
                                                    -----------------   ---------------
Commercial                                                  $982,571              78.4 %
Residential real estate                                       71,172               5.7
Installment                                                  199,746              15.9
Unallocated                                                        0               0.0
                                                    -----------------   ---------------

Total loans                                               $1,253,489             100.0 %
                                                    =================   ===============

Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $408,500 was provided for since December 31, 1999. At the end of September, loans 30-59 days past due totaled $290,154 up from $109,000 at December 31,1999. There was a total of $101,294 past due 60-89 days and $20,506 past due more than 89 days at September 30, 2000 compared to none in either category at December 31, 1999. The Bank had no non-accrual loans at September 30, 2000 or at December 31, 1999. The Bank recorded no credit losses in 1999. In the second quarter of 2000, two loans were charged off. The principal balances of these charge-offs aggregated $7,011.

         Bank premises and equipment decreased $166,706 to $3,303,247 at September 30, 2000 from $3,469,953 at December 31, 1999. Accumulated depreciation and amortization represented $282,143 at year-end compared to $467,913 at September 30, 2000. No significant capital expenditures were made in the first three quarters of 2000. Fully depreciated leasehold improvements and software totaling approximately $83,000 were written off the books earlier this year.

         Accrued interest receivable increased $364,616 or 111% over year-end due to the large growth recorded in both securities available for sale and loans during the first nine months of 2000. Other assets increased $571,217 to $654,750 at September 30, 2000 from a balance of

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

$83,533 at December 31, 1999. Included in the third quarter total was a $500,000 Par Value US Agency security that matured but had not settled because the last day of the quarter fell on a weekend. The transaction settled and the proceeds were received by the Bank on October 1, 2000.

         Deposit balances were $90,763,620 at September 30, 2000 up from $55,976,077 at December 31, 1999. Management has chosen to fund a portion of the rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Approximately 31% of the total deposits reported were brokered at September 30, 2000 compared to 19% at year-end. The increase in brokered deposits only accounts for 49% of the $34,787,543 increase in total deposits during the first three quarters of the year. Significant growth was also recorded in money market accounts, as well as regular and interest bearing demand deposit accounts.

         Repurchase agreements increased $7,295,935 since December 31, 1999. This represents an increase of 142% during the first three quarters of 2000. The growth is attributable mainly to customers increasing their carrying balances from those held at year-end. Federal funds purchased were reduced to zero from a balance of $1,800,000 at year-end however the Bank borrowed $1,500,000 from the Federal Home Loan Bank on March 24, 2000. The putable advance is fixed at 5.99% for three years unless the Federal Home Loan Bank exercises its one time option to call the note on March 24, 2001. At this time Management anticipates that the advance will be called. In the event that the note is not called, the Bank has the option to pay off the advance at the end of three years with no pre-payment penalty otherwise the note will convert to a floating rate for an additional seven years. The contractual final maturity barring any of these is March 24, 2010.

         As of September 30, 2000, the Company had borrowed $1,585,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank. This debt is subordinated to all Senior Debt of the Company. The notes have a floating rate and are currently accruing interest at 11.00%. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on January 15, 2001.

         Accrued expenses and other liabilities decreased $557,129 to $696,468 at September 30, 2000 from $1,253,597 at December 31, 1999. Included in 1999's year-end balance were two US Agency securities purchased on December 30, 1999 with a par value of $1,000,000. The securities settled on January 4, 2000.

RESULTS OF OPERATIONS

         It should be mentioned that comparative information on the results of operations between the first three quarters of 2000 and that of 1999 is not exactly equal in the number of days of operation because the Bank did not open until January 18, 1999. As such, there were 274 days of operations in 2000 compared to 256 days in 1999. The net operating loss for the third quarter

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

of 2000 was $106,019 ($0.09 per share) which compares favorably to the net loss of $298,256 ($0.25 per share) recorded in 1999. The year-to-date net loss of $426,511 at September 30, 2000 was less than a third of that recorded for the same period in 1999. The loss at September 30, 1999 was $1,416,846 or $990,335 higher than that shown in 2000. The return on the Company's average total assets was (.43) % for the first three quarters of 2000 and (.57) % annualized. The return on average equity was (5.23) % and (6.97) % annualized. At September 30, 2000 the ratio of average equity to average assets was 8.21%. The Company's retained deficit was $2,666,845 at September 30, 2000 compared to $2,240,334 at December 31, 1999. Both the retained deficit and net losses were expected, however the actual operating results for the first three quarters of 2000 were better than management's internal, budgeted goal.

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

                                                                  Nine months ended September 30, 2000
                                                              Average                             Average
                                                              balance           Interest            rate
                                                           -------------    ---------------    --------------
Assets
     Federal funds sold and interest-bearing
        deposits with banks                                $  2,475,608        $   116,129              6.25 %
     Investment securities-available for sale                17,379,920            857,854              6.58
     Loans                                                   74,205,631          5,016,580              9.01
                                                           -------------    ---------------    --------------
                                                             94,061,159          5,990,563              8.49
     Other assets                                             5,268,182
                                                           -------------
                                                           $ 99,329,341
                                                           =============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                             $ 71,673,381        $ 3,255,019              6.06
     Federal funds purchased, repurchase agreements,
          Federal Home Loan Bank advance                     12,837,495            486,086              5.05
     Note Payable                                               389,164             32,106             11.00
                                                           -------------    ---------------    --------------
                                                             84,900,040          3,773,211              5.93
     Noninterest-bearing deposits                             5,854,985
     Other liabilities                                          418,740
     Shareholders' Equity                                     8,155,576
                                                           -------------
                                                           $ 99,329,341
                                                           =============
Net interest income                                                            $ 2,217,352
                                                                            ===============
Net interest spread on earning assets                                                                   2.56 %
                                                                                               ==============

Net interest margin on earning assets                                                                   3.14 %
                                                                                               ==============


                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The net interest spread on average earning assets increased 0.46% since September 30, 1999. For the quarter, net interest income was $812,689 compared to a figure of $428,862 for the same quarter in 1999. Year to date net interest income was $2,217,352 at September 30, 2000; an increase of $1,336,770 (152%)
over September 30, 1999. Interest income generated during the quarter and year to date was generated primarily from booking loans, purchasing securities, and selling federal funds. Interest income for the third three month period of 2000 was $2,355,833 compared to $930,402 recorded in 1999. For the first nine months of 2000, the Company had recorded $5,990,563 of interest income compared to $1,795,058 at September 30, 1999. The nine month figures reflect 234% more interest income in 2000 compared to 1999. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable totaled $1,543,144 for the quarter and $3,773,211 year to date. This category has increased $1,041,604 (208%) for the quarter and $2,858,735 (313%) year to date compared to 1999. The significant increases shown in both interest income and interest expense over last year are indicative of the rising rate environment in which financial institutions have been operating in the last twelve months. Since September 30, 1999 the Federal Reserve has increased the national Federal Funds rate 4 times which in turn has caused the Bank's internal prime rate to increase from 8.25% to 9.50%. Although the impact of prime rate increases is positive on the interest income generated on variable rate loan products, the rising rates have significantly increased the expense to retain and attract both local and brokered deposits (cost of funds).

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

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Details of the gap at September 30, 2000 were:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Interest rate sensitivity period
                                                  Within          Three to         One to           After
                                                  three            twelve           five             five
                                                  months           months           years           years           Total
                                             ----------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions          $    158,350    $           0     $         0      $         0    $   158,350
   Federal Funds Sold                                 900,000                0               0                0        900,000
   Securities available for sale                      469,891        6,674,172      10,672,260        2,017,111     19,833,434
   Loans                                           33,339,423        7,147,672      46,693,688          719,626     87,900,409
                                             ----------------------------------------------------------------------------------
                                                   34,867,664       13,821,844      57,365,948        2,736,737    107,892,193
Interest-bearing liabilities
   Savings and checking                            17,611,792                0               0                0     17,611,792
   Time deposits< $100,000                          2,758,651       22,456,793       4,417,772                0     29,633,216
   Time deposits>$100,000                           8,340,447       24,549,833       3,826,261                0     36,716,541
   Repurchase agreements and
        Federal Home Loan Bank Advances            12,430,426        1,500,000               0                0     13,930,426
   Notes Payable                                    1,585,000                0               0                0      1,585,000
                                             ----------------------------------------------------------------------------------
                                                   42,726,316       48,506,626       8,244,033                0     99,476,975
Net asset (liability) repricing gap              $ (7,858,652)   $ (34,684,782)    $49,121,915      $ 2,736,737    $ 8,415,218
                                             ==================================================================================
Cumulative net asset (liability)
        repricing gap                            $ (7,858,652)   $ (42,543,434)    $ 6,578,481      $ 9,315,218
                                             ===================================================================


         The provision for loan losses was $85,500 for the quarter and $408,500 for nine months in 2000 compared to $154,200 for the third quarter of 1999 and $621,300 for the nine months ending September 30, 1999. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance to make sure that it is maintained at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

         Non-interest income recorded in the third quarter of 2000 was $105,899 which reflects a $54,226 increase over the same period in 1999. On a year to date basis, this category has increased 166% over 1999's figure of $109,489. Service charge income is a major contributor to the increase shown in this category, representing 78% of the change from 1999's third quarter results to those at September 30, 2000. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Mortgage loan referral fees were actually $9,269 lower in this three month period of 2000 compared to 1999. On a year to date basis, Mortgage loan referral fees are $7,594 lower than what was recorded in 1999. It is difficult to predict future contributions by Mortgage loan referral fees to non-interest income because of their dependence on interest rates which are subject to market forces.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     For the third quarter, non-interest expenses were $939,107 which was an increase of 50% over the third quarter of 1999. Non-interest expenses for the nine month period, totaled $2,527,066 in 2000 compared to $1,785,617 in 1999. Salaries and benefits comprised 57% of the year to date increase or $422,905. There were an additional 5.0 full-time equivalent employees compared to September 30, 1999. Professional Services expense increased $182,710 over the same nine month period in 1999 and accounted for 25% of the overall increase in non-interest expenses year to date. Nearly half (44%) of the increase in this category was booked during the third quarter. The Company incurred additional legal expenses to raise the capital necessary to support the Bank's growth. Furniture and equipment expenses are responsible for 17% of the increase over last year. Capital expenditures made throughout 1999 to establish the operational foundation of the bank caused increased depreciation expense of $67,919 in 2000 compared to the first three quarters of 1999.

     Beginning January 1, 2001, a new accounting standard will require all derivatives be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivatives holdings when this standard applies.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(10)     Exhibits:


        Exhibit No.                                            EXHIBIT DESCRIPTION
        -----------                                            -------------------
         3.1                 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's
                             Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
         3.2                 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's
                             Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
         10 a (i)            Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores
                             Bank Corporation dated September 27, 2000.
         10 a (ii)           Floating Rate Subordinated Note issued to Robert L. Chandonnet  by Community Shores
                             Bank Corporation dated September 27, 2000.
         10 b (i)            Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores
                             Bank Corporation dated September 27, 2000.
         10 b (ii)           Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank
                             Corporation dated September 27, 2000.
         10 c (i)            Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores
                             Bank Corporation dated September 27, 2000.
         10 c (ii)           Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank
                             Corporation dated September 27, 2000.
         10 d (i)            Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September
                             27, 2000.
         10 d (ii)           Floating Rate Subordinated Note issued to John L. Hilt by Community Shores Bank
                             Corporation dated September 27, 2000.
         10 e (i)            Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated September 27, 2000.
         10 e (ii)           Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated September 27, 2000.
         27                  Financial Data Schedule


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.


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


                             By:  /s/ Tracey A. Welsh
                                  --------------------------------------------
                             Tracey A. Welsh
                             (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                  EXHIBIT DESCRIPTION
3.1                          Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's
                             Registration  Statement  on Form  SB-2  (Commission  File  No.  333-63769)  that  became effective on December 17, 1998.
3.2                          Bylaws of the Company are  incorporated  by  reference  to exhibit 3.2 of the  Company's
                             Registration  Statement  on Form  SB-2  (Commission  File  No.  333-63769)  that  became effective on December 17, 1998.
10 a (i)                     Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores
                             Bank Corporation dated September 27, 2000.
10 a (ii)                    Floating Rate Subordinated Note issued to Robert L. Chandonnet  by Community Shores
                             Bank Corporation dated September 27, 2000.
10 b (i)                     Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores
                             Bank Corporation dated September 27, 2000.
10 b (ii)                    Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank
                             Corporation dated September 27, 2000.
10 c (i)                     Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores
                             Bank Corporation dated September 27, 2000.
10 c (ii)                    Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank
                             Corporation dated September 27, 2000.
10 d (i)                     Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September
                             27, 2000.
10 d (ii)                    Floating Rate Subordinated Note issued to John L. Hilt by Community Shores Bank
                             Corporation dated September 27, 2000.
10 e (i)                     Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated September 27, 2000.
10 e (ii)                    Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated September 27, 2000.
27                           Financial Data Schedule.