Form 10KSB40
period 2000-12-31
COMMUNITY SHORES BANK CORP
filed 2001-03-29
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

               [X] Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission File No. 333-63769

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
YES     X                NO
      -----                 -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $8,901,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $6,400,000 as of March 1, 2001; based on the average of the closing bid and asked prices ($5.47) on that date.

         As of March 26, 2001, 1,170,000 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II and III          Portions of 2000 Annual Report to the
                             Shareholders of the issuer.

Part III Portions of the Proxy Statement of the issuer for its April 19, 2001 Annual Meeting

Transitional Small Business Disclosure Format      YES          NO     X
                                                       ------       -------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Community Shores Bank Corporation (the "Company") is a bank holding company organized in 1998 under Michigan law. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial, mortgage and consumer purposes. As of year-end 2000, the Company had total assets of $125 million.

        Significant events in 2000 include growing to over $100 million in assets, becoming profitable on a monthly basis beginning mid year and achieving our first quarterly consolidated profit in the final quarter of the year. In October plans to open a second branch in North Muskegon at the beginning of 2001 were finalized and the branch opened for business on January 16, 2001.

        The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

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

        Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell all loans on a servicing released basis in the secondary market, regardless of term or product. The Bank, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages, the majority of which are variable rate loans, in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are retained in its portfolio.

        The retention of variable rate loans in the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

        Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank's current policy is to retain substantially all of these loans in its portfolio.

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

        Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. On a regular basis, the Board of Directors is asked to approve loans above the legal lending limit of the Executive Loan Board. In addition, a loan committee of the Board of Directors of the Bank (the "Executive Loan Board") also reviews larger loans for prior approval when the loan request exceeds the established limits for the lending officers. The Bank hires an independent company to perform loan review, to help monitor asset quality of the Bank. Any past due loans and identified problem loans are reviewed with the Board of Directors on a regular basis.

        Regulatory and supervisory loan-to-value limits are established pursuant to Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 "FDICIA" for loans secured by, or used to build on or improve, real estate. The Bank's internal limitations follow those limits and in certain cases are more restrictive than those required by the regulators.

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

         The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary, and activities commenced by acquisition of a going concern.

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

         The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Senior Vice President and Senior Lender, the Chairman of the Board, President and Chief Executive Officer, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Board") whose lending authority is approximately $1,500,000. Loan requests in excess of the Executive Loan Board limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2000, was approximately $1,500,000, subject to a higher legal lending limit of approximately $2,500,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

         In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The Chairman of the Board, President and Chief Executive Officer, and the Senior Vice President and Senior Lender have been delegated authority, where they deem it appropriate, to approve loans up to the limit authorized for the Executive Loan Board. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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


INVESTMENTS

         The principal investment of the Company is its investment in the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use, the Company has no present plans to make any such equity investment. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to a determination by a majority of the Bank's Board of Directors at least annually of the advisability of retaining the property, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Commissioner of the Michigan Office of Financial and Insurance Services may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval.


ENVIRONMENTAL MATTERS

       The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.


EMPLOYEES

        As of December 31, 2000, the Bank had 32 full-time and 11 part-time employees. No area of the Bank is represented by collective bargaining agents.



SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

      Selected statistical data for the Company is shown for 2000 and 1999 only. The bank did not commence banking operations until January 18, 1999.

                       SELECTED STATISTICAL DATA

                                                                              2000            1999
                                                                        ---------------------------------

CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                             $  8,483,976     $ 2,960,088
Interest expense                                                               5,389,643       1,502,123
                                                                        ---------------------------------
Net interest  income                                                           3,094,333       1,457,965
Provision for loan losses                                                        504,000         852,000
Non interest income                                                              417,068         153,391
Non interest expense                                                           3,386,366       2,561,138
                                                                        ---------------------------------
Income (loss) before income tax expense                                         (378,965)     (1,801,782)
Income tax expense                                                                     0               0
                                                                        ---------------------------------
Net income (loss)                                                               (378,965)     (1,801,782)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                                                   $  6,262,326     $ 1,966,574
Securities available for sale                                                 19,858,021      10,767,804
Gross loans                                                                   95,650,524      56,798,379
Allowance for loan losses                                                      1,269,050         852,000
Other assets                                                                   4,648,615       4,018,170

Deposits                                                                      97,887,140      55,976,077
Federal funds purchased and repurchase agreements                              9,986,742       6,934,491
Notes payable and Federal Home Loan Bank Advances                              8,005,000               0
Other                                                                            778,308       1,253,597

Shareholders' equity                                                           8,493,246       8,534,762

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                          -0.36%          -4.28%
Return on average shareholders' equity                                            -4.60%         -20.07%
Average equity to average assets                                                   7.90%          21.35%
Dividend payout ratio                                                                N/A             N/A
Non performing loans to total loans                                                0.00%           0.00%
Tier 1 leverage capital                                                            7.92%          20.60%
Tier 1 leverage risk-based capital                                                 7.76%          13.39%
Total risk-based capital                                                          10.84%          14.57%

PER SHARE DATA:

Net Income:
          Basic                                                             $      (0.32)    $     (1.55)
          Diluted                                                                  (0.32)          (1.55)

Book value at end of period                                                         7.26            7.29
Dividends declared                                                                   N/A             N/A

NET INTEREST EARNINGS

             The following table provides the average balances of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each. The net interest margin at December 31, 2000 and 1999 was 3.13% and 3.73%.




Net Interest Earning Table

                                                                      Years Ended December 31:
                                                              2000                                      1999
                                            Average                        Average      Average                       Average
                                            balance         Interest        rate        balance        Interest        rate
                                        ------------------------------------------     --------------------------------------
Assets
     Federal funds sold and interest-
        bearing deposits with banks        $   2,253,145    $   143,105      6.35 %    $  3,436,825    $   184,670      5.37 %
     Securities-available for sale            18,011,318      1,187,093      6.59         7,531,762        412,957      5.48
     Loans                                    78,554,917      7,153,778      9.11        28,102,643      2,362,461      8.41
                                        ------------------------------------------     --------------------------------------
                                              98,819,380      8,483,976      8.59        39,071,230      2,960,088      7.58
     Other assets                              5,404,935                                  2,988,201
                                        -----------------                              -------------
                                           $ 104,224,315                               $ 42,059,431
                                        =================                              =============

Liabilities and Shareholders' Equity
     Interest-bearing deposits             $  75,337,902    $ 4,631,222      6.15      $ 29,018,213    $ 1,415,714      4.88
     Federal funds purchased and
          repurchase agreements               11,331,081        555,723      4.90         1,865,645         86,409      4.63
     Note Payable and Federal Home
          Loan Bank Advances                   2,741,026        202,698      7.39                 0              0
                                        ------------------------------------------     --------------------------------------
                                              89,410,009      5,389,643      6.03        30,883,858      1,502,123      4.86
     Noninterest-bearing deposits              6,067,819                                  2,089,131
     Other liabilities                           513,731                                    108,323
     Shareholders' Equity                      8,232,756                                  8,978,119
                                        -----------------                              -------------
                                           $ 104,224,315                               $ 42,059,431
                                        =================                              =============
Net interest income                                         $ 3,094,333                                $ 1,457,965
                                                            ============                               ============
Net interest spread                                                          2.56 %                                     2.72 %
                                                                          ========                                   ========

Net interest margin                                                          3.13 %                                     3.73 %
                                                                          ========                                   ========

RATE VOLUME ANALYSIS

        The following table displays the change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate.


      Rate Volume Table

                                                             Year ended December 31,
                                                                 2000 over 1999

                                                    Total            Volume             Rate
                                               ---------------  ----------------  ----------------
Increase (decrease) in interest income
     Federal funds sold and interest-
        bearing deposits with banks                  ($41,565)         ($71,177)          $29,612
     Securities-available for sale                    774,136           675,964            98,172
     Loans                                          4,791,317         4,578,886           212,431
                                               ---------------  ----------------  ----------------
          Net change in interest income             5,523,888         5,183,673           340,215

Increase (decrease) in interest expense
     Interest-bearing deposits                      3,215,508         2,740,245           475,263
     Federal funds purchased and
          repurchase agreements                       469,314           463,917             5,397
     Note Payable and Federal Home
          Loan Bank Advances                          202,698           202,698                 0
                                               ---------------  ----------------  ----------------
          Net change in interest expense            3,887,520         3,406,860           480,660
                                               ---------------  ----------------  ----------------

Net change in net interest income                  $1,636,368        $1,776,813         ($140,445)
                                               ===============  ================  ================



INVESTMENT PORTFOLIO

         The composition of the investment portfolio is detailed in the table below. Information related to the investment's scheduled maturities and realized and unrealized losses is incorporated by reference to Note 2, of the Notes to Company's Consolidated Financial Statements at pages S-22 to S-23, of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.


                                          Balance at                            Balance at
                                       December 31, 2000         %           December 31, 1999         %
                                    ------------------------   -------    ------------------------  --------
US Government Agency                           $ 18,047,003      90.9                 $ 8,867,790      82.4
Mortgaged-backed securities,
   guaranteed by GNMA                             1,811,018       9.1                   1,900,014      17.6
                                    ------------------------   -------    ------------------------  --------

                                               $ 19,858,021     100.0                $ 10,767,804     100.0
                                    ========================   =======    ========================  ========


         The weighted average yield for each reported maturity range is as follows-one year or less 6.44%, one to five years 6.74% and Mortgage-backed securities 6.95%.

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.

                                              December 31, 2000             December 31, 1999
                                                Balance       %              Balance       %
                                             ---------------------        ---------------------
Commercial, financial and other              $ 75,292,915    78.7 %       $ 47,570,725    83.8 %
Real estate-construction                        3,504,764     3.7            1,445,789     2.5
Real estate-mortgages                           2,946,608     3.1            1,957,393     3.4
Installment loans to individuals               13,906,237    14.5            5,824,472    10.3
                                             ---------------------        ---------------------
                                               95,650,524   100.0 %         56,798,379   100.0 %
                                                          ========                      =======
Less allowance for loan losses                  1,269,050                      852,000
                                             -------------                -------------
                                             $ 94,381,474                 $ 55,946,379
                                             =============                =============



The scheduled maturities and interest rate sensitivity of the loan portfolio is summarized below.

                                         Within         Three to         One to          After
                                          three          twelve           five            five
                                         months          months           years          years           Total
                                     -------------------------------------------------------------------------------

Commercial, financial and other          $10,484,480     $18,691,434     $40,492,949     $5,624,052     $75,292,915
Real estate-construction                     472,065       3,032,699               0              0       3,504,764
Real estate-mortgages                              0               0         284,112      2,662,496       2,946,608
Installment loans to individuals             531,278         169,069       9,015,365      4,190,525      13,906,237
                                     -------------------------------------------------------------------------------
                                         $11,487,823     $21,893,202     $49,792,426    $12,477,073     $95,650,524
                                     ===============================================================================

Loans at fixed rates                       1,699,485       4,341,505      47,830,743      7,048,499     $60,920,232
Loans at variable rates                    9,788,338      17,551,697       1,961,683      5,428,574      34,730,292
                                     -------------------------------------------------------------------------------
                                         $11,487,823     $21,893,202     $49,792,426    $12,477,073     $95,650,524
                                     ===============================================================================


Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

         Analysis of the Allowance for Loan Losses:


                                                                2000              1999
                                                            ------------      ------------
Beginning Balance, January 1,                               $   852,000       $         0
Charge-offs
          Commercial                                            (25,000)                0
          Consumer                                              (67,356)                0
Recoveries
          Consumer                                                5,406                 0
Provision charged against operating expense                     504,000           852,000
                                                            ------------   ---------------

Ending Balance, December 31,                                $ 1,269,050       $   852,000
                                                            ============   ===============

         Allocation of the Allowance for Loan Losses:

                                                              2000                                  1999
                                                                   Percent of                          Percent of
                                                                   allowance                            allowance
Balance at End of Period Applicable to:                            related to                          related to
                                                    Amount       loan category            Amount       loan category
                                                ---------------  ---------------       --------------  -------------
Commercial                                          $1,012,035             79.7 %           $761,700          89.4 %
Residential real estate                                 65,909              5.2               35,800           4.2
Installment                                            191,106             15.1               54,500           6.4
Unallocated                                                  0              0.0                    0           0.0
                                                ---------------  ---------------       --------------  -------------

Total loans                                         $1,269,050            100.0 %           $852,000         100.0 %
                                                ===============  ===============       ==============  ============-


         As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see the information on pages S-6 and S-7 of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which is incorporated here by reference.


DEPOSITS

The following table illustrates the composite of the deposit liabilities held at year-end 2000 and 1999.




                                                  December 31, 2000             December 31, 1999
                                                    Balance       %              Balance       %
                                                ---------------------         --------------------
             Noninterest-bearing
                  Demand                        $  7,000,732     7.2 %        $  4,074,635    7.3 %
             Interest-bearing
                  Checking                         9,843,874    10.1             4,662,155    8.3
                  Money Market                     8,309,449     8.5             3,068,971    5.5
                  Savings                            925,688     0.9               565,741    1.0
                  Time, under $100,000            31,598,937    32.3            21,084,562   37.7
                  Time, over $100,000             40,208,460    41.0            22,520,013   40.2
                                                ---------------------         --------------------

             Total Deposits                     $ 97,887,140   100.0 %        $ 55,976,077  100.0 %
                                                =====================         ====================



         The schedule of maturities for time deposits is shown in Note 5, page S-24, of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report. Such schedule of maturities is incorporated here by reference.

SHORT-TERM BORROWINGS

         At December 31, 2000, the consolidated short-term borrowings of the Company consisted of repurchase agreements only. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by bank owned securities which are pledged on behalf of the repurchase account holders. At December 31, 1999, federal funds purchased were also a part the consolidated short term borrowings figure. Federal funds purchased are overnight borrowings from various correspondent banks. Details of the Company's holdings at both year-ends are as follows:


                                                                        Repurchase                 Federal Funds
                                                                        Agreements                   Purchased
                                                                 -------------------------    ------------------------

Outstanding at 12/31/00                                                $   9,986,742               $            0
    Average interest rate at yearend                                           4.75%                          N/A
    Average balance                                                       10,809,223                      521,858
    Average interest rate during year                                          4.82%                        6.61%
    Maximum month end balance during year                              $  14,815,900               $    2,600,000

Outstanding at 12/31/99                                                $   5,134,491               $    1,800,000
    Average interest rate at yearend                                           4.69%                        5.75%
    Average balance                                                        1,841,535                       24,109
    Average interest rate during year                                          4.62%                        5.49%
    Maximum month end balance during year                              $   5,134,491               $    1,800,000


INTEREST RATE SENSITIVITY

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Comparison of the repricing intervals of both is referred to as a measure of interest sensitivity gap. The interest sensitivity of the Company's consolidated balance sheet at December 31, 2000 was:

                                                                      Interest rate sensitivity period
                                                  Within          Three to         One to           After
                                                  three            twelve           five             five
                                                  months           months           years           years           Total
                                             ----------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions          $     29,219    $           0    $          0      $         0   $     29,219
   Federal funds sold                               2,700,000                0               0                0      2,700,000
   Securities available for sale                    1,957,727        7,205,720       8,883,556        1,811,018     19,858,021
   Loans                                           36,429,777        4,341,505      47,830,743        7,048,499     95,650,524
                                             ----------------------------------------------------------------------------------
                                                   41,116,723       11,547,225      56,714,299        8,859,517    118,237,764
Interest-bearing liabilities
   Savings and checking                            19,079,011                0               0                0     19,079,011
   Time deposits < $100,000                         9,450,486       16,290,119       5,858,334                0     31,598,939
   Time deposits > $100,000                         9,956,303       27,498,226       2,753,929                0     40,208,458
   Repurchase agreements and
        Federal funds purchased                     9,986,742                0               0                0      9,986,742
   Notes payable and Federal Home
        Loan Bank advances                          2,005,000        4,000,000       2,000,000                0      8,005,000
                                             ----------------------------------------------------------------------------------
                                                   50,477,542       47,788,345      10,612,263                0    108,878,150
Net asset (liability) repricing gap              $ (9,360,819)   $ (36,241,120)   $ 46,102,036      $ 8,859,517   $  9,359,614
                                             ==================================================================================
Cumulative net asset (liability)
        repricing gap                            $ (9,360,819)   $ (45,601,939)   $    500,097      $ 9,359,614
                                             ===================================================================

         For additional discussion of interest sensitivity see pages S-11 and S-12 of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which additional discussion is incorporated here by reference.



ITEM 2.  DESCRIPTION OF PROPERTY


         The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up. The lane closest to the building houses the night depository and the drive-up ATM.

         The Bank's second location is located at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999 which has a term of five years. The leased space has 2,075 square feet of office space and one drive-up lane. A stand alone ATM is also available at the Grand Haven location.

         The Bank signed a lease on October 18, 2000 securing space in which to open a second bank branch. The property is situated in the City of North Muskegon at 485 Whitehall Road. The premises are approximately 1200 square feet and have been customized by the Landlord to accommodate banking services. The completed location has one drive-up lane and an ATM. This branch officially opened for business on January 16, 2001. The term of the lease is sixty months which commenced thirty days after the Landlord completed the customizations.

         For more information on the Company's future lease commitments see Note 10 on page S-26 of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 2000 to a vote of the Company's shareholders.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS


         The information listed under the caption "Shareholder Information" on page S-35 of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION

         The information shown under the caption "Management's Discussion and Analysis" beginning on page S-4 of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report is incorporated here by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated March 7, 2001, in the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information presented under the caption "Information about Directors, Nominees and Executive Officers in the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION


         The information presented under the captions "Summary Compensation Table," "Options Granted in 2000," and "Aggregated Stock Option Exercises in 2000 and Year End Option Values", and in the last paragraph under the caption "Board of Directors Meetings and Committees" in the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT


         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


         On October 18, 2000, the Bank signed a lease with LHR Properties in which to open a second banking branch. Donald E. Hegedus, Director of the Company is a Vice President, Director, and a 33% owner of LHR Properties. The monthly lease payments owed are approximately $2,000 with the aggregate amount owed over the life of the lease being $132,900.


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

            13 Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company shall not be deemed filed as a part hereof.

            20 Proxy Statement of the Company for its April 19, 2001 Annual Meeting is included as part of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company (front cover through Appendix A thereof) that is set forth as Exhibit 13 to this Notice of Annual Meeting, Proxy Statement and 2000 Annual Report on Form 10-KSB. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report that are expressly incorporated by reference in this Notice of Annual Meeting, Proxy Statement & 2000 Annual Report on Form 10-KSB, the Proxy Statement & 2000 Annual Report of the Company shall not be deemed filed as a part hereof.

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                      COMMUNITY SHORES BANK CORPORATION


                                      /s/ Jose' A. Infante
                                      --------------------------------------
                                      Jose' A. Infante
                                      Chairman of the Board, President
                                        and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 28, 2001.


/s/ David C. Bliss                         /s/ Michael D. Gluhanich
---------------------------------          ------------------------------------------
David C. Bliss, Director                   Michael D. Gluhanich, Director

/s/ Gary F. Bogner                         /s/ Donald E. Hegedus
---------------------------------          ------------------------------------------
Gary F. Bogner, Director                   Donald E. Hegedus, Director

/s/ John C. Carlyle                        /s/ John L. Hilt
---------------------------------          ------------------------------------------
John C. Carlyle, Director                  John L. Hilt, Director

/s/ Robert L. Chandonnet                   /s/ Jose' A. Infante
---------------------------------          ------------------------------------------
Robert L. Chandonnet, Director             Jose' A. Infante, Chairman of the Board,
                                           President and Chief Executive Officer and
                                           Director (principal executive officer)

/s/ Dennis L. Cherette                     /s/ Joy R. Nelson
---------------------------------          ------------------------------------------
Dennis L. Cherette, Director               Joy R. Nelson, Director

/s/ Bruce J. Essex                         /s/ Tracey A. Welsh
---------------------------------          ------------------------------------------
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

            13 Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company shall not be deemed filed as a part hereof.

            20 Proxy Statement of the Company for its April 19, 2001 Annual Meeting is included as part of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report of the Company (front cover through Appendix A thereof) that is set forth as Exhibit 13 to this Notice of Annual Meeting, Proxy Statement and 2000 Annual Report on Form 10-KSB. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2000 Annual Report that are expressly incorporated by reference in this Notice of Annual Meeting, Proxy Statement & 2000 Annual Report on Form 10-KSB, the Proxy Statement & 2000 Annual Report of the Company shall not be deemed filed as a part hereof.

            21 Subsidiaries of the Issuer is incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (SEC File No. 333-63769).

            23           Consent of Independent Accountant.