Form 10QSB
period 2001-03-31
COMMUNITY SHORES BANK CORP
filed 2001-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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

                          Yes   X           No
                             ------           ------

At May 1, 2001, 1,170,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:

                          Yes               No  X
                             ------           ------

                     Community Shores Bank Corporation Index



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item I.  Financial Statements..........................................................       1

              Item 2.  Management's Discussion and Analysis or Plan of
                       Operation.....................................................................       11


PART II.      Other Information
              -----------------

              Item 1.  Legal Proceedings.............................................................       18

              Item 2.  Changes in Securities ........................................................       18

              Item 3.  Defaults upon Senior Securities...............................................       18

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       19

              Item 5.  Other Information.............................................................       19

              Item 6.  Exhibits and Reports on Form 8-K..............................................       19

              Signatures.............................................................................       20
              ----------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       March 31,                  December 31,
                                                                         2001                         2000
                                                                ------------------------     -----------------------
                                                                      (Unaudited)
     ASSETS
     Cash and due from financial institutions                           $   4,203,522           $   3,533,107
     Interest-bearing deposits in other financial institutions                354,083                  29,219
     Federal funds sold                                                     9,050,000               2,700,000
                                                                        -------------           -------------
          Total cash and cash equivalents                                  13,607,605               6,262,326

     Securities available for sale                                         20,043,906              19,858,021
     Loans, net                                                            99,831,791              94,381,474
     Federal Home Loan Bank stock                                             300,000                 300,000
     Premises and equipment, net                                            3,398,149               3,367,996
     Accrued interest receivable                                              715,721                 817,405
     Other assets                                                             229,685                 163,214
                                                                        -------------           -------------
          Total assets                                                  $ 138,126,857           $ 125,150,436
                                                                        =============           =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
          Non interest-bearing                                          $   6,940,380           $   7,000,732
          Interest-bearing                                                100,821,165              90,886,408
                                                                        -------------           -------------
               Total deposits                                             107,761,545              97,887,140

     Federal funds purchased and repurchase agreements                     11,875,355               9,986,742
     Federal Home Loan Bank advances                                        6,000,000               6,000,000
     Notes Payable                                                          2,855,000               2,005,000
     Accrued expenses and other liabilities                                   962,100                 778,308
                                                                        -------------           -------------
          Total liabilities                                               129,454,000             116,657,190

     Shareholders' Equity
          Preferred Stock, no par value: no shares                                  0                       0
            authorized and none issued
          Common Stock, no par value: 9,000,000                            10,871,211              10,871,211
            shares authorized and 1,170,000 shares
            outstanding
          Retained deficit                                                 (2,615,503)             (2,619,299)
          Accumulated other comprehensive income                              417,149                 241,334
                                                                        -------------           -------------

          Total shareholders' equity                                        8,672,857               8,493,246
                                                                        -------------           -------------
          Total liabilities and shareholders' equity                    $ 138,126,857           $ 125,150,436
                                                                        =============           =============


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months          Three Months
                                                                  Ended                 Ended
                                                                03/31/01              03/31/00
                                                             ----------------     ----------------
     Interest and dividend income
     Loans, including fees                                        $ 2,218,522          $ 1,363,035
     Securities                                                       325,235              229,936
     Federal funds sold, FHLB dividends and other income               94,281               24,087
                                                                  -----------          -----------
          Total interest income                                     2,638,038            1,617,058
     Interest expense
     Deposits                                                       1,440,499              841,875
     Repurchase agreements and federal funds purchased                109,131              131,504
     Federal Home Loan Bank advances and notes payable                135,766                2,995
                                                                  -----------          -----------
          Total interest expense                                    1,685,396              976,374

     NET INTEREST INCOME                                              952,642              640,684
     Provision for loan losses                                        101,500              172,000
                                                                  -----------          -----------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              851,142              468,684
     Noninterest income
     Service charge income                                             97,739               44,964
     Mortgage referral income                                          35,553               15,816
     Gain on disposition of securities                                  5,036                    0
     Other                                                             28,493               18,079
                                                                  -----------          -----------
          Total noninterest income                                    166,821               78,859

     Noninterest expense
     Salaries and employee benefits                                   557,565              467,435
     Occupancy                                                         60,148               51,454
     Furniture and equipment                                          112,940               92,227
     Advertising                                                       22,020               16,612
     Data Processing                                                   40,968               29,014
     Professional services                                             55,674               42,481
     Telephone                                                         13,372               10,639
     Supplies                                                          19,920               19,233
     Directors and officers insurance                                   3,012                3,061
     Other                                                            128,548               70,168
                                                                  -----------          -----------
          Total noninterest expense                                 1,014,167              802,324

     INCOME (LOSS) BEFORE FEDERAL INCOME TAX                            3,796             (254,781)
     Federal income tax expense                                             0                    0
                                                                  -----------          -----------
     NET INCOME (LOSS)                                            $     3,796          $  (254,781)
                                                                  ===========          ===========

     Basic and diluted earnings (loss) per share                  $      0.00          $     (0.22)
                                                                  ===========          ===========
     Weighted average shares outstanding                            1,170,000            1,170,000
                                                                  ===========          ===========


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   Accumulated
                                                                                                      Other            Total
                                                                 Common            Retained        Comprehensive    Shareholders'
                                               Shares             Stock             Deficit        Income (Loss)       Equity
                                         ----------------------------------------------------------------------------------------
Balance at January 1, 2000                     1,170,000        $10,871,211      $ (2,240,334)        $  (96,115)     $8,534,762

Comprehensive Loss:
     Net loss                                                                        (254,781)                          (254,781)
     Change in unrealized loss on
     securities available for sale                                                                       (60,729)        (60,729)
                                                                                                                 ----------------
          Total comprehensive loss                                                                                      (315,510)

                                         ----------------------------------------------------------------------------------------

Balance, March 31, 2000                        1,170,000        $10,871,211      $ (2,495,115)        $ (156,844)     $8,219,252
                                         ========================================================================================

Balance, January 1, 2001                       1,170,000        $10,871,211      $ (2,619,299)        $  241,334      $8,493,246

Comprehensive lncome:
     Net income                                                                         3,796                              3,796
     Change in unrealized gain on
     securities available for sale                                                                       175,815         175,815
                                                                                                                 ----------------
          Total comprehensive income                                                                                     179,611
                                         ----------------------------------------------------------------------------------------

Balance, March 31, 2001                        1,170,000        $10,871,211      $ (2,615,503)        $  417,149      $8,672,857
                                         ========================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months            Three Months
                                                                              Ended                   Ended
                                                                             03/31/01                03/31/00
                                                                         -----------------        ----------------
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss)                                                   $      3,796           $   (254,781)
          Adjustments to reconcile net loss to net cash
             from operating activities
               Provision for loan losses                                           101,500                172,000
               Depreciation and amortization                                       105,609                 85,768
               Net accretion of securities                                         (36,143)               (21,838)
               Net realized gain on security dispositions                           (5,036)                     0
               Net change in:
                    Accrued interest receivable                                    101,684               (206,681)
                    Other assets                                                   (66,471)               (47,143)
                    Accrued expenses and other liabilities                         183,792               (992,981)
                                                                              ------------           ------------
                        Net cash from (used in) operating activities               388,731             (1,265,656)
     CASH FLOWS FROM INVESTING ACTIVITIES
          Activity in available-for-sale securities:
               Sales                                                                     0                      0
               Maturities, prepayments and calls                                 3,028,220                 29,295
               Purchases                                                        (2,997,111)            (8,265,211)
          Loan originations and payments, net                                   (5,551,817)           (11,549,434)
          Additions to premises and equipment                                     (135,762)               (27,675)
                                                                              ------------           ------------
                    Net cash used in investing activities                       (5,656,470)           (19,813,025)
     CASH FLOWS FROM FINANCING ACTIVITIES
          Net change in deposits                                                 9,874,405             12,588,929
          Net change in federal funds purchased and
               repurchase agreements                                             1,888,613              7,881,409
          Federal Home Loan Bank activity:
               New Advances                                                              0              1,500,000
               Maturities and payments                                                   0                      0
          Net proceeds from Note Payable                                           850,000                      0
                                                                              ------------           ------------
                    Net cash from financing activities                          12,613,018             21,970,338

     Net change in cash and cash equivalents                                     7,345,279                891,657
     Beginning cash and cash equivalents                                         6,262,326              5,710,000
                                                                              ------------           ------------

     ENDING CASH AND CASH EQUIVALENTS                                         $ 13,607,605           $  6,601,657
                                                                              ============           ============
     Supplemental cash flow information:
          Cash paid during the period for interest                            $    790,873           $    613,752


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months ended March 31, 2001 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2001 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2000. Some items in the prior year financial statements were reclassified to conform to the current presentation.


2.       SECURITIES AVAILABLE FOR SALE

         The following tables represent the securities held in the Company's portfolio at March 31, 2001 and at December 31, 2000:


                                                                     Gross         Gross
                                                   Amortized       Unrealized    Unrealized           Fair
(Unaudited)                                          Cost            Gains         Losses             Value          %
-------------------------------------------------------------------------------------------------------------------------
US Government Agency                                $ 16,414,802        360,463       (4,048)      $ 16,771,217     83.7 %
Mortgaged-backed securities,
   guaranteed by GNMA                                  3,211,955         62,366       (1,632)         3,272,689     16.3
                                               --------------------------------------------------------------------------

Total securities at March 31, 2001                  $ 19,626,757       $422,829      $(5,680)      $ 20,043,906    100.0 %
                                               ==========================================================================


                                                                     Gross         Gross
                                                   Amortized       Unrealized    Unrealized           Fair
                                                     Cost            Gains         Losses             Value          %
-------------------------------------------------------------------------------------------------------------------------
US Government Agency                                $ 17,845,529        205,228       (3,754)      $ 18,047,003     90.9 %
Mortgaged-backed securities,
   guaranteed by GNMA                                  1,771,158         39,860            0          1,811,018      9.1
                                               --------------------------------------------------------------------------

Total securities at December 31, 2000               $ 19,616,687       $245,088      $(3,754)      $ 19,858,021    100.0 %
                                               ==========================================================================

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Securities available for sale increased $10,070 during the first quarter of 2001. Below is the schedule of maturities for investments held at March 31, 2001:

                                                    Available for sale
March 31, 2001                               Amortized               Fair
(Unaudited)                                    Cost                  Value
-------------------------------------------------------------------------------
Due in one year or less                       $  9,185,527        $  9,239,400
Due from one to five years                       7,229,275           7,531,816
Mortgage-backed                                  3,211,955           3,272,690
                                         --------------------------------------

                                              $ 19,626,757        $ 20,043,906
                                         ======================================


3.       LOANS

         Loans made to customers totaled $5,502,361 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the first quarter of 2001 were as follows:

                                           March 31, 2001                   December 31, 2000                 Percent
                                               Balance                           Balance                     Increase/
                                             (Unaudited)         %                                  %        (Decrease)
                                         ---------------------------       ----------------------------   --------------

Commercial, financial and other                $79,910,826     79.0 %            $75,292,915      78.7 %          6.1 %
Real estate-construction                         3,133,612      3.1                3,504,764       3.7          (10.6)
Real estate-mortgages                            3,443,038      3.4                2,946,608       3.1           16.8
Installment loans to individuals                14,665,409     14.5               13,906,237      14.5            5.5
                                         ---------------------------       ----------------------------
                                               101,152,885    100.0 %             95,650,524     100.0 %
                                                             =======                            =======
Less allowance for loan losses                   1,321,094                         1,269,050
                                         ------------------                ------------------
                                              $ 99,831,791                       $94,381,474
                                         ==================                ==================


4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2001 and 2000:

                                                           2001                 2000
                                                       (Unaudited)           (Unaudited)
                                                    -----------------   --------------------
     Beginning Balance, January 1,                        $ 1,269,050           $   852,000
     Charge-offs                                              (72,321)                    0
     Recoveries                                                22,865                     0
     Provision charged against operating expense              101,500               172,000
                                                          -----------           -----------
     Ending Balance, March 31,                            $ 1,321,094           $ 1,024,000
                                                          ===========           ===========

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       DEPOSITS

         Deposit balances increased $9,874,405 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the first quarter of 2001 were as follows:

                                     March 31, 2000                      December 31, 2000              Percent
                                        Balance                              Balance                   Increase/
                                      (Unaudited)          %                                  %        (Decrease)
                               --------------------------------        --------------------------     ------------
Noninterest-bearing
     Demand                              $   6,940,380     6.4 %            $  7,000,732      7.2 %          (0.9)%
Interest-bearing
     Checking                               18,595,792    17.3                 9,843,874     10.1            88.9
     Money Market                           12,961,918    12.0                 8,309,449      8.4            56.0
     Savings                                 1,215,501     1.1                   925,688      0.9            31.3
     Time, under $100,000                   29,707,241    27.6                31,598,937     32.3            (6.0)
     Time, over $100,000                    38,340,713    35.6                40,208,460     41.1            (4.6)
                               --------------------------------        --------------------------

Total Deposits                           $ 107,761,545   100.0 %            $ 97,887,140    100.0 %
                               ================================        ==========================


6.       SHORT-TERM BORROWINGS

         At March 31, 2001 and December 31, 2000, the Bank's short-term borrowings were made up of repurchase agreements only. In the three month period since December 31, 2000 outstanding borrowings increased $1,888,613. As such the first quarter and year-end information was as follows:

                                                            Repurchase Agreements
                                                          March 31,           December 31,
                                                            2001                 2000
                                                        (Unaudited)
                                                      ---------------      ----------------
Outstanding balance                                      $ 11,875,355          $  9,986,742
Average interest rate                                           3.96%                 4.75%

Average balance                                          $ 10,614,745          $ 10,809,223
Average interest rate                                           4.11%                 4.82%

Maximum outstanding at any month end                     $ 11,970,617          $ 14,815,900

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the third quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $6,000,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a par value of $6,647,000 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both March 31, 2001 and December 31, 2000 are:

                                     Current
                                    Interest
Maturity Date:                        Rate            March 31, 2001           December 31, 2000
------------------------------    --------------    --------------------   --------------------------
March 24, 2010                        5.99                  $ 1,500,000                  $ 1,500,000
November 3, 2010                      5.95                    2,000,000                    2,000,000
December 13, 2010                     5.10                    2,500,000                    2,500,000
                                                    --------------------   --------------------------

Total outstanding at                                        $ 6,000,000                  $ 6,000,000
                                                    ====================   ==========================


8.       NOTES PAYABLE

         Since June 28, 2000, the Company borrowed $2,855,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce
         J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members lent money directly as well as taking part in the LLC. A summary of the loans is given below:


         ------------------------------------------------------------------------------------
                                            Aggregate
                                            Principal
         Loan from:                         Amount            Current Rate    Maturity
         ------------------------------------------------------------------------------------
         Robert L. Chandonnet               $  200,000        9.00%           June 30, 2006
         Michael D. Gluhanich               $  100,000        9.00%           June 30, 2006
         Donald E. Hegedus                  $  500,000        9.00%           June 30, 2006
         John L. Hilt                       $  750,000        9.00%           June 30, 2006
         Community Shores LLC               $1,305,000        9.00%           June 30, 2006
         ------------------------------------------------------------------------------------

         Total                              $2,855,000
         ------------------------------------------------------------------------------------


         The rate on the above notes is floating and is officially defined as 1.50% over the Firstar Bank, N.A. Prime rate. Firstar's current prime rate is 7.50%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of the Company. The proceeds from these Notes were primarily used to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.


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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk for the periods March 31, 2001 and December 31, 2000 follows:

                                                    March 31,          December 31,
                                                       2001                2000
                                                   (Unaudited)          (Unaudited)
                                                 -----------------   ------------------
Letters of credit                                   $   1,584,000         $    306,000
Commercial unused lines of credit                      23,270,000           23,700,000
Consumer unused lines of credit                         3,742,000            3,329,000
Residential construction commitments                    1,167,000              749,000


         Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.


10.      REGULATORY MATTERS

         The Company and Bank are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

                              Capital to risk weighted
                                      assets
                              -----------------------               Tier 1 Capital
                                Total        Tier 1                to average assets
                              -----------   ---------             --------------------
Well capitalized                      10 %         6 %                      5 %
Adequately capitalized                 8           4                        4
Undercapitalized                       6           3                        3


         Actual capital levels (in thousands) and minimum required levels at March 31, 2001 for the Company and Bank were:

                                    Actual               Adequately Capitalized         Well Capitalized
                            -------------------------    ------------------------   --------------------------
March 31, 2001                  Amount        Ratio           Amount      Ratio           Amount       Ratio
(Unaudited)                 -------------------------    ------------------------   --------------------------
--------------------------
Total capital (to risk-
   weighted assets)
      Consolidated              $ 12,456,272   11.00 %        $ 9,057,098   8.00 %        $ 11,321,372  10.00 %
      Bank                        12,431,802      11            9,057,098   8.00            11,321,372  10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated                 8,255,708    7.29            4,528,549   4.00             6,792,823   6.00
      Bank                        11,135,178    9.84            4,528,549   4.00             6,792,823   6.00

Tier 1 capital (to
   average assets)
      Consolidated                 8,255,708    6.26            5,274,619   4.00             6,593,274   5.00
      Bank                        11,135,178    8.46            5,262,233   4.00             6,577,791   5.00


The Company and the Bank were in the well capitalized category at March 31, 2001. The Bank was given an additional requirement by the regulators at the time of approval. For the first three years after opening, a Tier 1 capital to total assets ratio of 8.00% must be maintained. At

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


March 31, 2001 the Bank had a ratio of 8.09%. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to comply with this requirement.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through March 31, 2001 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the period ended March 31, 2001 to that which ended on December 31, 2000. The Results of Operations discusses the three month period ended March 31, 2001 as compared to the same period of 2000. Both parts should be read in conjunction with the interim consolidated condensed financial statements and footnotes included in Item 1 of this Form 10-QSB.

         This discussion and analysis and other sections of this 10-QSB contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

         Total assets increased by $12,976,421 to $138,126,857 at March 31, 2001 from $125,150,436 at December 31, 2000. This is a 10% increase in assets during the first quarter of 2001. Growth is mostly attributable to an increase in the Bank's federal funds sold and loan volume. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

         Cash and cash equivalents increased by $7,345,279 to $13,607,605 at March 31, 2001 from $6,262,326 at December 31, 2000. This increase was mostly a result of federal funds of $9,050,000 being sold at March 31, 2001 an increase of $6,350,000 over the amount sold at December 31, 2000. The additional federal funds sold is a direct result of deposit growth outpacing loan growth during the first quarter of 2001. This situation is most likely a temporary difference and is expected to decline in future quarters. The balances on deposit with our correspondent banks increased $995,279 during the same period.

         Securities available for sale increased slightly by $10,070, during the first quarter of 2001. Security purchases may be required periodically throughout 2001. Purchases will be driven by growth in repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. At the March 31, 2001, there were few unpledged securities in the Bank's portfolio which will require the purchase of additional Treasuries and Agencies in 2001 to fulfill the collateralization requirement if the repurchase balances increase.

          Total loans climbed to $101,152,885 at March 31, 2001 from $95,650,524 at December 31, 2000. Of the $5,502,361 increase experienced, 84% occurred in the commercial loan portfolio. The "wholesale" banking focus used throughout 1999 and 2000 continued during the first three months of 2001. Presently, the commercial category of loans comprises 79% of the Bank's total loan portfolio. There are four experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $759,172 or 5%, over the balance reported at December 31, 2000. Growth in this category was the result of new business in indirect automobile loans and the financing of secured leases. Strength in home equity financing also continued during the quarter. Overall, the growth in total loans was in line with expectations and management anticipates that the rate of increase will likely continue during the remaining quarters of 2001 given the favorable interest rate environment and the opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2001 have been included below:

                                        Within         Three to         One to          After
                                         three          twelve           five            five
                                        months          months           years          years           Total
                                    --------------------------------------------------------------------------------
Commercial, financial and other         $11,431,515     $16,729,841     $44,706,249    $ 7,043,221     $ 79,910,826
Real estate-construction                  1,225,481       1,908,131               0              0        3,133,612
Real estate-mortgages                             0               0         469,126      2,973,912        3,443,038
Installment loans to individuals            449,868         207,808       9,899,486      4,108,247       14,665,409
                                    --------------------------------------------------------------------------------
                                        $13,106,864     $18,845,780     $55,074,861    $14,125,380     $101,152,885
                                    ================================================================================
Loans at fixed rates                      2,169,751       2,936,368      49,352,380      7,807,362      $62,265,861
Loans at variable rates                  10,937,113      15,909,412       5,722,481      6,318,018       38,887,024
                                    --------------------------------------------------------------------------------
                                        $13,106,864     $18,845,780     $55,074,861    $14,125,380     $101,152,885
                                    ================================================================================


The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At March 31, 2001, the allowance totaled $1,321,094 or approximately 1.31% of gross loans outstanding. Management has determined that this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from comparison with allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at March 31, 2001 was as follows:


                                                                          Percent of
                                                                          allowance
Balance at End of Period Applicable to:                                   related to
                                                         Amount         loan category
                                                    -----------------   ---------------
Commercial                                                $1,041,904              78.9 %
Residential real estate                                       76,270               5.8
Installment                                                  202,920              15.3
Unallocated                                                        0               0.0
                                                    -----------------   ---------------
Total loans                                               $1,321,094             100.0 %
                                                    =================   ===============


Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $101,500 was provided for since December 31, 2000. At the end of March, loans 30-59 days past due totaled $735,140 up from $355,290 at

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

December 31, 2000. There was a total of $29,600 past due 60-89 days and $42,849 past due more than 89 days at March 31, 2001 compared to $9,473 past due 60-89 days and none in the more than 89 days category at December 31, 2000. The Bank had two non-accrual loans at March 31, 2001 with an aggregate principal balance of $39,986; there were none at December 31, 2000. The Bank recorded net credit losses of $86,950 in 2000. In the first quarter of 2001, net charge-offs were $49,456.

         Bank premises and equipment increased $30,153 to $3,398,149 at March 31, 2001 from $3,367,996 at December 31, 2000. Accumulated depreciation and amortization represented $566,367 at year-end compared to $671,976 at March 31, 2001. No significant capital expenditures were made in the first quarter of 2000.

          Deposit balances were $107,761,545 at March 31, 2001 up from $97,887,140 at December 31, 2000. Last year management chose to fund a portion of the rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. During the first quarter of 2001, balances of this type decreased $6,015,441. Approximately 19% of the total deposits reported were brokered at March 31, 2001 compared to 27% at year-end. The increase in local deposits was $15,889,846 mostly in the categories of interest-bearing checking and money market accounts. Management anticipates further reduction in the balances of brokered deposits during 2001.

Repurchase agreements increased $1,888,613 since December 31, 2000. This represents an increase of 19% during the first quarter of 2001. The growth is attributable mainly to customers increasing their carrying balances from those held at year-end. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding remained at $6,000,000; however on March 24, 2001 a putable advance with a balance of $1,500,000 and a rate of 5.99% was eligible to convert to a floating rate at the option of the FHLB. The FHLB did not exercise its right and the note remains accruing interest at a rate of 5.99%. Going forward the FHLB will have the right to exercise its option every ninety days. In the event that the note converts to a floating rate management has the right to pay off the note with no pre-payment penalty. At this time it is not anticipated that the advance will convert to a floating rate given the nature of the current rate environment.

         As of March 31, 2001, the Company had borrowed $2,855,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank. This balance is $850,000 more than the balance held on December 31, 2000. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 9.50%. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on July 15, 2001. Based on continued projected asset growth, additional capital may be required in 2001. At this time management is evaluating several possible strategies to effectively increase capital levels.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         The net income for the first quarter of 2001 was $3,796 which compares favorably to the net loss of $254,781 recorded in 2000. The income at March 31, 2001 was an improvement of $258,577. The increase in the net interest income was the main contributing factor to the earnings improvement. For the first quarter of 2001, the annualized return on the Company's average total assets was .01% and the annualized return on average equity was .18%. At March 31, 2001 the ratio of average equity to average assets was 6.45%. The Company's retained deficit was $2,615,503 at March 31, 2001 compared to $2,619,299 at December 31, 2000. The actual operating results for the first quarter of 2001 were better than management's internal, budgeted goal.

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

                                                                         Three months ended March 31:
                                                                 2001                                   2000
                                                 Average                   Average        Average                 Average
                                                 balance       Interest     rate          balance      Interest    rate
                                             ----------------------------------------  ----------------------------------------
Assets
     Federal funds sold and interest-bearing
        deposits with other financial
          institutions                         $   6,930,913  $    94,281      5.44 %    $  1,691,558  $  24,087      5.70 %
     Investment securities-available for sale     19,664,024      325,235      6.62        14,013,124    229,936      6.56
     Loans                                        98,836,295    2,218,522      8.98        62,736,500  1,363,035      8.69
                                             ----------------------------------------  ----------------------------------------
                                                 125,431,232    2,638,038      8.41        78,441,182  1,617,058      8.25
     Other assets                                  6,434,242                                5,059,776
                                             ----------------                          ---------------
                                               $ 131,865,474                             $ 83,500,958
                                             ================                          ===============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                  $ 97,244,838  $ 1,440,499      5.93      $ 60,100,504  $ 841,875      5.93
     Federal funds purchased and repurchase
          agreements                              10,718,634      109,131      4.07        10,797,693    134,499      4.07
     Note payable and Federal Home Loan
          Bank advances                            8,049,444      135,766      6.75                 0          0      6.75
                                             ----------------------------------------  ----------------------------------------
                                                 116,012,916    1,685,396      5.81        70,898,197    976,374      5.81
     Noninterest-bearing deposits                  6,458,283                                4,902,352
     Other liabilities                               886,236                                  348,692
     Shareholders' Equity                          8,508,039                                7,351,717
                                             ----------------                          ---------------
                                               $ 131,865,474                             $ 83,500,958
                                             ================                          ===============
Net interest income                                             $ 952,642                              $ 640,684
                                                             =============                            ===========
Net interest spread on earning assets                                          2.60 %                                 2.74 %
                                                                            ========                                =======

Net interest margin on earning assets                                          3.04 %                                 3.27 %
                                                                            ========                                =======

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The net interest spread on average earning assets decreased 0.18% since March 31, 2000. The net interest margin changed 23 basis points from 3.27% at March 31, 2000 to 3.04% at March 31, 2001. For the quarter, net interest income was $952,642 compared to a figure of $640,684 for the same quarter in 2000, an increase of $311,958 or 49%. Interest income generated during the quarter was generated primarily from booking loans, purchasing securities, and selling federal funds. Interest income for the first three month period of 2001 was $2,638,038 compared to $1,617,058 recorded for the same three month period in 2000. The three month figures reflect 63% more interest income in 2001 compared to 2000. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable totaled $1,685,396 for the quarter. This category has increased $709,022 (73%) compared to the similar quarter in 2000. The significant increases shown in both interest income and interest expense over last year are largely attributable to the growth of both interest earning assets and interest bearing liabilities. The unfavorable change in both the net interest spread and the net interest margin is partially due to the increased cost incurred to attract brokered deposits which were used to fund a large portion of last year's asset growth. To a lesser degree there has been some impact resulting from changes in the bank's internal prime rate. Since January 2001 the Federal Reserve has decreased the national Federal Funds rate by 200 basis points which in turn has caused the Bank's internal prime rate to decrease from 9.50% to 7.50%. The impact of prime rate decreases is negative on the interest income generated on variable rate loan products. At March 31, 2001 only 38% of the Bank's loan portfolio was variable. Conversely, it is expected that the declining interest rates will have a significant but positive effect on the net interest spread and net interest margin in the next four quarters. This expectation is based on the fact that in the next twelve months over $65,000,000 in time deposits are expected to reprice to current market rates thus lowering interest expense and improving net interest income.

         As the Bank's cost of funds declines and prime rate changes are always a possibility, asset liability management has become an important tool for assessing interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

         Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



interest rate sensitivity. Details of the gap at March 31, 2001 were:

                                                                     Interest rate sensitivity period
                                                  Within          Three to         One to           After
                                                  three            twelve           five             five
                                                  months           months           years           years           Total
                                             ----------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions         $     354,083    $           0    $          0      $         0   $    354,083
   Federal Funds Sold                               9,050,000                0               0                0      9,050,000
   Securities available for sale                    3,215,228        8,854,848       4,344,726        3,929,104     20,343,906
   Loans                                           42,462,429       14,070,428      41,764,625        2,855,403    101,152,885
                                             ----------------------------------------------------------------------------------
                                                   55,081,740       22,925,276      46,109,351        6,784,507    130,900,874
Interest-bearing liabilities
   Savings and checking                            32,773,211                0               0                0     32,773,211
   Time deposits< $100,000                          9,771,371       18,144,812       1,791,058                0     29,707,241
   Time deposits>$100,000                          21,297,598       16,293,274         749,841                0     38,340,713
   Repurchase agreements                           11,875,355                0               0                0     11,875,355
   Notes Payable and Federal Home
        Loan Bank Advances                          4,355,000        2,500,000       2,000,000                0      8,855,000
                                             ----------------------------------------------------------------------------------
                                                   80,072,535       36,938,086       4,540,899                0    121,551,520
Net asset (liability) repricing gap             $ (24,990,795)   $ (14,012,810)   $ 41,568,452      $ 6,784,507   $  9,349,354
                                             ==================================================================================
Cumulative net asset (liability)
        repricing gap                           $ (24,990,795)   $ (39,003,605)   $  2,564,847      $ 9,349,354
                                             ===================================================================


         The provision for loan losses was $105,500 for the quarter compared to $172,000 for the first quarter of 2000. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance to make sure that it is maintained at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first quarter of 2001 was $166,821 which reflects a $87,962 (112%) increase over the same period in 2000. Service charge income is a major contributor to the increase shown in this category, representing 60% of the change from 2000's first quarter results to those at March 31, 2001. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Mortgage loan referral fees were $19,737 higher in this three month period of 2001 compared to the similar quarter of 2000. It is difficult to predict future contributions by Mortgage loan referral fees to non-interest income because of their dependence on interest rates which are subject to market forces. However historically it is true

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


that in a declining rate environment it can be expected that mortgage loan activity would increase.

         For the first quarter of 2001, non-interest expenses were $1,014,167 which was an increase of 26% over the first quarter of 2000. Salaries and benefits comprised 43% of the increase or $90,130. There were an additional 13 full-time equivalent employees at March 31, 2001 compared to March 31, 2000. Occupancy and furniture and equipment expenses are responsible for 14% of the increase in non-interest expenses over last year's first quarter. A large portion of the expenses are directly related to the opening of the Bank's second branch in North Muskegon which occurred on January 16, 2001. Professional Services expense increased $13,193 over the same three month period in 2000 and accounted for 6% of the overall increase in non-interest expenses. The line item showing Other non-interest expenses has increased $58,380 compared to the similar quarter in 2000. This line item includes categories such as promotional expense, loan expenses, regulator examination fees and director fees all of which have increased proportionately as a result of the general growth of the Bank.

     Beginning January 1, 2001, a new accounting standard required all derivatives be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This change did not have any effect on the Company's financial statements because there were no derivatives holdings during the first quarter of 2001.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(10)  Exhibits:


        Exhibit No.                                            EXHIBIT DESCRIPTION
        -----------                                            -------------------
            3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's
                             Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
            3.2              Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's
                             Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
           10.1              Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated March 28, 2001.
           10.2              Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated March 28, 2001.
           10.3              Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated March 29, 2001.
           10.4              Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated March 29, 2001.


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.


                        COMMUNITY SHORES BANK CORPORATION



                         By:  /s/ Jose' A. Infante
                              -------------------------------------------------
                         Jose' A. Infante
                         Chairman of the Board, President and Chief
                           Executive Officer (principal executive officer)





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

10.1                         Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated March 28, 2001.
10.2                         Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated March 28, 2001.
10.3                         Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                             Bank Corporation dated March 29, 2001.
10.4                         Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                             Corporation dated March 29, 2001.