Form 10QSB
period 2001-06-30
COMMUNITY SHORES BANK CORP
filed 2001-08-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

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

                              Yes   X       No
                                  -----       ------

At August 1, 2001, 1,170,000 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                              Yes           No  X
                                  -----       ------

                    Community Shores Bank Corporation Index



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------

              Item I.   Condensed Consolidated Financial Statements (Unaudited)......................        1

              Item 2.  Management's Discussion and Analysis or Plan of
                       Operation.....................................................................       11


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       21

              Item 2.  Changes in Securities ........................................................       21

              Item 3.  Defaults upon Senior Securities...............................................       21

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       21

              Item 5.  Other Information.............................................................       21

              Item 6.  Exhibits and Reports on Form 8-K..............................................       22

              Signatures.............................................................................       23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                   December 31,
                                                                           2001                        2000
                                                                       -------------               -------------
                                                                        (Unaudited)
ASSETS
Cash and due from financial institutions                               $  7,766,440                $  3,533,107
Interest-bearing deposits in other financial institutions                    27,971                      29,219
Federal funds sold                                                        3,500,000                   2,700,000
                                                                       ------------                ------------
    Total cash and cash equivalents                                      11,294,411                   6,262,326

Securities
  Available for sale (at fair value)                                     19,763,057                  19,858,021
  Held to maturity (at amortized cost)                                       60,000                           0
                                                                       ------------                ------------
    Total securities                                                     19,823,057                  19,858,021

Loans, net                                                              102,795,859                  94,381,474
Federal Home Loan Bank stock                                                425,000                     300,000
Premises and equipment,net                                                3,352,216                   3,367,996
Accrued interest receivable                                                 694,575                     817,405
Other assets                                                                177,862                     163,214
                                                                       ------------                ------------
    Total assets                                                       $138,562,980                $125,150,436
                                                                       ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Non interest-bearing                                                 $ 11,994,210                $  7,000,732
  Interest-bearing                                                       93,455,518                  90,886,408
                                                                       ------------                ------------
    Total deposits                                                      105,449,728                  97,887,140

Federal funds purchased and repurchase agreements                        12,497,646                   9,986,742
Federal Home Loan Bank advances                                           8,500,000                   6,000,000
Notes Payable                                                             3,000,000                   2,005,000
Accrued expenses and other liabilities                                      419,955                     778,308
                                                                       ------------                ------------
  Total liabilities                                                     129,867,329                 116,657,190

Shareholders' Equity
  Preferred Stock, no par value: 1,000,000 shares
    authorized and none issued                                                    0                           0
  Common Stock, no par value: 9,000,000
    shares authorized and 1,170,000 shares
    outstanding                                                          10,871,211                  10,871,211
  Retained deficit                                                       (2,583,645)                 (2,619,299)
  Accumulated other comprehensive income                                    408,085                     241,334
                                                                       ------------                ------------
  Total shareholders' equity                                              8,695,651                   8,493,246
                                                                       ------------                ------------
  Total liabilities and shareholders' equity                           $138,562,980                $125,150,436
                                                                       ============                ============


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months       Three Months        Six Months        Six Months
                                                                  Ended              Ended              Ended             Ended
                                                                 06/30/01           06/30/00           06/30/01          06/30/00
                                                               ------------       ------------       ------------      ------------
Interest and dividend income
Loans, including fees                                          $  2,222,153       $  1,690,895       $  4,440,675      $  3,053,930
Securities                                                          312,867            309,296            632,184           536,483
Federal funds sold, FHLB dividends and other income                  61,586             17,481            161,785            44,317
                                                               ------------       ------------       ------------      ------------
  Total interest income                                           2,596,606          2,017,672          5,234,644         3,634,730
Interest expense
Deposits                                                          1,308,151          1,059,513          2,748,650         1,901,388
Repurchase agreements and federal funds purchased                   113,785            149,682            222,916           281,186
Federal Home Loan Bank advances and notes payable                   152,325             44,498            288,091            47,493
                                                               ------------       ------------       ------------      ------------
  Total interest expense                                          1,574,261          1,253,693          3,259,657         2,230,067

NET INTEREST INCOME                                               1,022,345            763,979          1,974,987         1,404,663
Provision for loan losses                                            91,220            151,000            192,720           323,000
                                                               ------------       ------------       ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 931,125            612,979          1,782,267         1,081,663
Noninterest income
Service charge income                                               111,463             51,922            209,202            96,886
Mortgage referral income                                             46,780             22,946             82,333            38,762
Gain on disposition of securities                                         0                  0              5,036                 0
Other                                                                28,133             32,077             56,626            50,156
                                                               ------------       ------------       ------------      ------------
  Total noninterest income                                          186,376            106,945            353,197           185,804

Noninterest expense
Salaries and employee benefits                                      547,716            430,584          1,105,281           898,019
Occupancy                                                            63,912             46,686            124,060            98,140
Furniture and equipment                                             113,440            102,059            226,380           194,286
Advertising                                                          14,614             25,189             36,634            41,801
Data Processing                                                      51,490             25,112             92,458            54,126
Professional services                                                95,325            108,000            150,999           150,481
Telephone                                                             9,699              8,287             23,071            18,926
Supplies                                                             18,941             13,517             38,861            32,750
Directors and officers insurance                                      3,012              2,897              6,024             5,958
Other                                                               167,494             23,304            296,042            93,472
                                                               ------------       ------------       ------------      ------------
  Total noninterest expense                                       1,085,643            785,635          2,099,810         1,587,959

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                              31,858            (65,711)            35,654          (320,492)
Federal income tax expense                                                0                  0                  0                 0
                                                               ------------       ------------       ------------      ------------
NET INCOME (LOSS)                                              $     31,858       $    (65,711)      $     35,654      $   (320,492)
                                                               ============       ============       ============      ============

Basic and diluted earnings (loss) per share                    $       0.03       $      (0.06)      $       0.03      $      (0.27)
                                                               ============       ============       ============      ============
Weighted average shares outstanding                               1,170,000          1,170,000          1,170,000         1,170,000
                                                               ============       ============       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                  Accumulated
                                                                                                     Other             Total
                                                                    Common         Retained      Comprehensive      Shareholders'
                                                   Shares           Stock           Deficit      Income (Loss)         Equity
                                                 ----------      ------------    -------------   -------------      -------------

Balance at January 1, 2000                       1,170,000       $ 10,871,211    $ (2,240,334)   $    (96,115)      $  8,534,762

Comprehensive Loss:
Net loss                                                                             (320,492)                          (320,492)
Change in unrealized loss on
securities available for sale                                                                         (49,676)           (49,676)
                                                                                                                    ------------
     Total comprehensive loss                                                                                           (370,168)
                                                 ---------       ------------    ------------    ------------       ------------
Balance, June 30, 2000                           1,170,000       $ 10,871,211    $ (2,560,826)   $   (145,791)      $  8,164,594
                                                 =========       ============    ============    ============       ============



Balance, January 1, 2001                         1,170,000       $ 10,871,211    $ (2,619,299)   $    241,334       $  8,493,246

Comprehensive income:
Net income                                                                             35,654                             35,654
Change in unrealized gain on
securities available for sale                                                                         166,751            166,751
                                                                                                                    ------------
     Total comprehensive income                                                                                          202,405
                                                 ---------       ------------    ------------    ------------       ------------
Balance, June 30, 2001                           1,170,000       $ 10,871,211    $ (2,583,645)   $    408,085       $  8,695,651
                                                 =========       ============    ============    ============       ============

     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months      Three Months       Six Months       Six Months
                                                                  Ended             Ended            ended            Ended
                                                                  06/30/01        06/30/00          06/30/01        06/30/00
                                                              ------------     -------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $     31,858      $    (65,711)     $     35,654      $   (320,492)
  Adjustments to reconcile net loss to net cash
   from operating activities
    Provision for loan losses                                      91,220           151,000           192,720           323,000
    Depreciation and amortization                                 107,447            94,644           213,056           180,412
    Net accretion of securities                                   (41,500)          (32,839)          (77,643)          (54,677)
    Net realized gain on security dispositions                          0                 0            (5,036)                0
    Net change in:
     Accrued interest receivable                                   21,146          (122,589)          122,830          (329,270)
     Other assets                                                  51,823           (32,605)          (14,648)          (79,748)
     Accrued expenses and other liabilities                      (542,145)          116,458          (358,353)         (876,523)
                                                             ------------      ------------      ------------      ------------
      Net cash from (used in) operating activities               (280,151)          108,358           108,580        (1,157,298)
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities:
   Maturities, prepayments and calls                            3,505,337           550,583         6,533,557           579,878
   Purchases                                                   (3,192,052)                0        (6,189,163)       (8,265,211)
  Activity in held to maturity securities:
   Purchases                                                      (60,000)                0           (60,000)                0
  Loan originations and payments, net                          (3,055,288)      (13,339,961)       (8,607,105)      (24,889,395)
  Purchase of Federal Home Loan Bank stock                       (125,000)          (71,800)         (125,000)          (71,800)
  Additions to premises and equipment                             (61,514)          (46,503)         (197,276)          (74,178)
                                                             ------------      ------------      ------------      ------------
      Net cash used in investing activities                    (2,988,517)      (12,907,681)       (8,644,987)      (32,720,706)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                       (2,311,817)       19,483,976         7,562,588        32,072,905
  Net change in federal funds purchased and
   repurchase agreements                                          622,291        (4,514,267)        2,510,904         3,367,142
  Federal Home Loan Bank activity:
   New Advances                                                 2,500,000         8,100,000         2,500,000         9,600,000
   Maturities and payments                                              0        (8,100,000)                0        (8,100,000)
  Net proceeds from Note Payable                                  145,000                 0           995,000         1,085,000
                                                             ------------      ------------      ------------      ------------
      Net cash from financing activities                          955,474        14,969,709        13,568,492        38,025,047

Net change in cash and cash equivalents                        (2,313,194)        2,170,386         5,032,085         4,147,043
Beginning cash and cash equivalents                            13,607,605         5,710,000         6,262,326         1,966,574
                                                             ------------      ------------      ------------      ------------

ENDING CASH AND CASH EQUIVALENTS                             $ 11,294,411      $  7,880,386      $ 11,294,411      $  6,113,617
                                                             ============      ============      ============      ============
Supplemental cash flow information:
Cash paid during the period for interest                     $  2,141,748      $  1,339,708      $  2,932,621      $  1,953,460

     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months and six months ended June 30, 2001 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2000. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at June 30, 2001 and at December 31, 2000:

                                                                       Gross        Gross
                                                    Amortized        Unrealized   Unrealized       Fair
(Unaudited)                                            Cost            Gains        Losses         Value          %
-----------                                        ------------      ----------   ----------   ------------     -----
Available for sale:
   US Government Agency                            $ 13,533,528       357,142        (529)     $ 13,890,141      70.1%
   Mortgaged-backed securities                        5,821,443        59,805      (8,332)        5,872,916      29.6
                                                   ------------       -------      -------     ------------     -----
                                                     19,354,971       416,947      (8,861)       19,763,057      99.7
Held to maturity:
   Municipal securities                                  60,000            0            0            60,000       0.3
                                                   ------------       -------      -------     ------------     -----
Total securities at June 30, 2001                  $ 19,414,971      $416,947     $(8,861)     $ 19,823,057     100.0%
                                                   ============      ========     ========     ============     ======

                                                                       Gross        Gross
                                                     Amortized       Unrealized   Unrealized      Fair
(Unaudited)                                            Cost            Gains        Losses        Value           %
-----------                                        ------------      ----------   ----------   ------------     -----
Available for sale:
   US Government Agency                            $ 17,845,529       205,228      (3,754)     $ 18,047,003      90.9%
   Mortgaged-backed securities                        1,771,158        39,860           0         1,811,018       9.1
                                                   ------------       -------      -------     ------------     -----
                                                   $ 19,616,687       245,088      (3,754)     $ 19,858,021     100.0
Held to maturity:
   Municipal securities                                       0             0           0                 0       0.0
                                                   ------------       -------      -------     ------------     -----
Total securities at December 31, 2000              $ 19,616,687      $245,088     $(3,754)     $ 19,858,021     100.0%
                                                   ============      ========     ========     ============     ======

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Securities decreased $34,964 during the first six months of 2001. Below is the schedule of maturities for investments held at June 30, 2001:

                                                   Securities held
                                          --------------------------------
June 30, 2001                              Amortized               Fair
(Unaudited)                                  Cost                  Value
-------------                             -----------           -----------
Due in one year or less                   $ 6,481,055           $ 6,537,660
Due from one to five years                  7,052,473             7,352,481
Due in five years or more                      60,000                60,000
Mortgage-backed                             5,821,443             5,872,916
                                          -----------           -----------
                                          $19,414,971           $19,823,057
                                          ===========           ===========


3.       LOANS

         Loans increased $8,527,534 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the second quarter of 2001 were as follows:

                                                    June 30, 2001
                                              ------------------------             December 31, 2000         Percent
                                              Balance                            ---------------------      Increase/
                                             (Unaudited)           %               Balance         %       (Decrease)
                                            ------------         -----           -----------     -----      --------
Commercial, financial and other             $ 81,298,978          78.0 %         $75,292,915      78.7 %       8.0 %
Real estate-construction                       3,117,192           3.0             3,504,764       3.7       (11.1)
Real estate-mortgages                          3,608,511           3.5             2,946,608       3.1        22.5
Installment loans to individuals              16,153,377          15.5            13,906,237      14.5        16.2
                                            ------------         -----           -----------     -----
                                             104,178,058         100.0 %          95,650,524     100.0 %
                                                                 =====                           =====
Less allowance for loan losses                 1,382,199                           1,269,050
                                            ------------                         -----------
                                            $102,795,859                         $94,381,474
                                            ============                         ===========



4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2001 and 2000:

                                                         Three Months      Three Months     Six Months         Six Months
                                                            Ended             Ended           Ended              Ended
(Unaudited)                                               06/30/01          06/30/00         06/30/01           06/30/00
----------                                               -----------       -----------      -----------       ------------
Beginning Balance                                        $ 1,321,094       $ 1,024,000      $ 1,269,050       $    852,000
Charge-offs                                                  (38,986)          (7,011)         (111,307)            (7,011)
Recoveries                                                     8,871                0            31,736                  0
Provision charged against operating expense                   91,220          151,000           192,720            323,000
                                                         -----------       -----------      -----------       ------------
Ending Balance                                           $ 1,382,199       $ 1,167,989      $ 1,382,199       $  1,167,989
                                                         ===========       ===========      ===========       ============

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DEPOSITS

         Deposit balances increased $7,562,588 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the second quarter of 2001 were as follows:

                                                   June 30, 2001
                                             --------------------------             December 31, 2000        Percent
                                               Balance                            ---------------------     Increase/
                                             (Unaudited)            %                Balance        %      (Decrease)
                                             -----------         ------           ------------   ------     ----------
Noninterest-bearing
  Demand                                    $ 11,994,210          11.4%           $ 7,000,732      7.2%       71.3%
Interest-bearing
  Checking                                    19,266,801          18.3              9,843,874     10.1        95.7
  Money Market                                 9,820,027           9.3              8,309,449      8.4        18.2
  Savings                                      1,450,558           1.4                925,688      0.9        56.7
  Time, under $100,000                        31,247,229          29.6             31,598,937     32.3        (1.1)
  Time, over $100,000                         31,670,903          30.0             40,208,460     41.1       (21.2)
                                            ------------         -----            -----------    -----
Total Deposits                              $105,449,728         100.0%           $97,887,140    100.0%
                                            ============         =====            ===========    =====



6.       SHORT-TERM BORROWINGS

         At June 30, 2001 and December 31, 2000, the Bank's short-term borrowings were made up of repurchase agreements only. In the six month period since December 31, 2000 outstanding borrowings increased $2,510,904. As such the June 30, 2001 and December 31, 2000 information was as follows:

                                                            Repurchase Agreements
                                                       -----------------------------
                                                        June 30,        December 31,
                                                           2001           2000
                                                       (Unaudited)
                                                       --------------   ------------
Outstanding balance                                    $ 12,497,646     $ 9,986,742
Average interest rate                                          3.70%           4.75%

Average balance                                        $ 10,848,363     $ 10,809,223
Average interest rate paid                                     3.97%            4.82%

Maximum outstanding at any month end                   $ 12,497,646     $ 14,815,900

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the third quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a market value of $8,303,772 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2001 and December 31, 2000 are:

                                     Current
                                    Interest             June 30, 2001
Maturity Date:                        Rate                (Unaudited)              December 31, 2000
--------------                      --------             -------------             -----------------

December 26, 2001                     4.30               $ 2,500,000                  $        --
March 24, 2010                        5.99                 1,500,000                    1,500,000
November 3, 2010                      5.95                 2,000,000                    2,000,000
December 13, 2010                     5.10                 2,500,000                    2,500,000
                                                         -----------                  -----------
Total outstanding at                                     $ 8,500,000                  $ 6,000,000
                                                         ===========                  ===========

8.       NOTES PAYABLE

         Since June 28, 2000, the Company borrowed $3,000,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce
         J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members lent money directly as well as taking part in the LLC. A summary of the loans is given below:


                                   Aggregate         Current         Maturity
                                   Principal         Rate
Loan from:                         Amount
----------                         ------------      -------------   -------------
Robert L. Chandonnet               $   200,000           8.25 %      June 30, 2006
Michael D. Gluhanich               $   100,000           8.25 %      June 30, 2006
Donald E. Hegedus                  $   500,000           8.25 %      June 30, 2006
John L. Hilt                       $   750,000           8.25 %      June 30, 2006
Community Shores LLC               $ 1,450,000           8.25 %      June 30, 2006
                                   -----------
Total                              $ 3,000,000
                                   ===========


         The rate on the above notes is floating and is officially defined as 1.50% over the Firstar Bank, N.A. Prime rate. Firstar's current prime rate is 6.75%. Interest is owed quarterly in

                              COMMUNITY SHORES BANK
        CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2001 and December 31, 2000 follows:

                                               June 30,        December 31,
                                                 2001             2000
                                             (Unaudited)       (Unaudited)
                                             -----------      ------------
Letters of credit                           $  1,302,000      $    306,000
Commercial unused lines of credit             27,915,000        23,700,000
Consumer unused lines of credit                4,983,000         3,329,000
Residential construction commitments             857,000           749,000

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

                                 Capital to risk weighted
                                         assets
                                ---------------------------         Tier 1 Capital
                                 Total             Tier 1          to average assets
                                -------            --------        -----------------
Well capitalized                  10 %               6 %                  5 %
Adequately capitalized            8                  4                    4
Undercapitalized                  6                  3                    3

         Actual capital levels (in thousands) and minimum required levels at June 30, 2001 for the Company and Bank were:

                                        Actual              Adequately Capitalized        Well Capitalized
June 30, 2001                   ----------------------      -----------------------    -----------------------
(Unaudited)                        Amount        Ratio       Amount         Ratio      Amount          Ratio
-------------                   ------------     -----      -----------    --------    -------        --------
Total capital (to risk-
weighted assets)
   Consolidated                 $ 12,669,765     10.90 %    $ 9,295,563     8.00 %     $ 11,619,454    10.00 %
   Bank                           12,670,969     10.90        9,295,563     8.00         11,619,454    10.00

Tier 1 capital (to risk-
weighted assets)
   Consolidated                    8,287,566      7.13        4,647,782     4.00          6,971,672    6.00
   Bank                           11,288,770      9.72        4,647,782     4.00          6,971,672    6.00

Tier 1 capital (to
average assets)
   Consolidated                    8,287,566     6.20         5,346,828     4.00          6,683,535    5.00
   Bank                           11,288,770     8.45         5,346,828     4.00          6,683,535    5.00

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company and the Bank were in the well capitalized category at June 30, 2001. The Bank was given an additional requirement by the regulators at the time of approval. For the first three years after opening, a Tier 1 capital to total assets ratio of 8.00% must be maintained. At June 30, 2001 the Bank had a ratio of 8.17%. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to comply with this requirement.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through June 30, 2001 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the period ended June 30, 2001 to that which ended on December 31, 2000. The Results of Operations discusses both the three month and six month periods ended June 30, 2001 as compared to the same periods of 2000. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

         Total assets increased by $13,412,544 to $138,562,980 at June 30, 2001 from $125,150,436 at December 31, 2000. This is a 11% increase in assets during the first six months of 2001. Growth is mostly attributable to an increase in the Bank's balances held at other financial institutions and loan volume. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

         Cash and cash equivalents increased by $5,032,085 to $11,294,411 at June 30, 2001 from $6,262,326 at December 31, 2000. This increase was mostly the result of a large deposit of customer checks drawn on other banks being made to the Bank's account with Bank One on the last day of the quarter. Balances due from other financial institutions increased $4,233,333 over the amount held at December 31, 2000. This situation is not a regular occurrence. The balances on deposit with our correspondent banks, in fact, have averaged only $3,071,631 for the first six months of the year. Federal funds sold increased $800,000 during the same period.

         Securities held decreased slightly by $34,964, in the first two quarters of 2001. In April the Bank funded a general obligation note to a local municipality for $60,000. This municipal security was marked held to maturity and is the only item in the Bank's held to maturity portfolio. Additional security purchases may be required periodically throughout 2001. Purchases will be driven by growth in repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. At the June 30, 2001, there were no unpledged securities in the Bank's investment portfolio. If the repurchase balances increase the purchase of additional Treasuries and Agencies will be required to fulfill the collateralization requirement.

          Total loans climbed to $104,178,058 at June 30, 2001 from $95,650,524 at December 31, 2000. Of the $8,527,534 increase experienced, 70% occurred in the commercial loan portfolio. The "wholesale" banking focus used throughout 1999 and 2000 continued during the first six months of 2001. Presently, the commercial category of loans comprises 78% of the Bank's total loan portfolio. There are four experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $2,247,140 or 16%, over the balance reported at December 31, 2000. Growth in this category was the result of new business in direct and indirect automobile loans, the financing of secured leases and home equity loans. Overall, the growth in total loans was below expectations but management is working to increase the volume of loans during the remaining quarters of 2001 and is optimistic given the favorable interest rate environment and the opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The loan maturities and rate sensitivity of the loan portfolio at June 30, 2001 have been included below:

                                           Within         Three to         One to            After
                                           three           twelve           five             five
                                           months          months           years            years         Total
                                        -----------      -----------     -----------     ------------   -----------
Commercial, financial and other         $10,120,286      $18,030,249     $46,639,669     $ 6,508,774    $ 81,298,978
Real estate-construction                  1,407,889        1,709,303               0               0       3,117,192
Real estate-mortgages                             0          150,228         322,246       3,136,037       3,608,511
Installment loans to individuals            708,866          359,281      10,663,281       4,421,949      16,153,377
                                        -----------      -----------     -----------     ------------   ------------
                                        $12,237,041      $20,249,061     $57,625,196     $14,066,760    $104,178,058
                                        ===========      ===========     ===========     ============   ============

Loans at fixed rates                      2,596,308        2,369,471      50,497,367       7,588,841    $ 63,051,987
Loans at variable rates                   9,640,733       17,879,590       7,127,829       6,477,919      41,126,071
                                        -----------      -----------     -----------     ------------   ------------
                                        $12,237,041      $20,249,061     $57,625,196     $14,066,760    $104,178,058
                                        ===========      ===========     ===========     ============   ============


The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At June 30, 2001, the allowance totaled $1,382,199 or approximately 1.33% of gross loans outstanding. Management has determined that this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from comparison of allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at June 30, 2001 was as follows:

                                                                            Percent of
                                                                            allowance
                                                                            related to
Balance at End of Period Applicable to:                       Amount       loan category
                                                            ----------     -------------
Commercial                                                  $1,073,703         77.7%
Residential real estate                                         71,943          5.2
Installment                                                    236,553         17.1
Unallocated                                                          0          0.0
                                                            ----------        -----

Total loans                                                 $1,382,199        100.0%
                                                            ==========        =====

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $192,720 was provided for since December 31, 2000. At the end of June 2001, loans 30-59 days past due totaled $1,037,505 up from $355,290 at December 31, 2000. Approximately $362,000 of the increase in these past due balances were related to commercial loans and $171,000 were related to consumer loans. Although the percentage of loans 30-59 days past due has increased significantly since December 31, 2000, management feels that it is all in the normal seasoning of the portfolio and that our past due statistics are in line with our peer banks. There was a total of $53,281 past due 60-89 days and none past due more than 89 days at June 30, 2001 compared to $9,473 past due 60-89 days and none in the more than 89 days category at December 31, 2000. The Bank had no non-accrual loans at either June 30, 2001 or December 31, 2000. The Bank recorded net charge-offs of $86,950 in 2000. In the first six months of 2001, net charge-offs were $79,571.

         Bank premises and equipment decreased $15,780 to $3,352,216 at June 30, 2001 from $3,367,996 at December 31, 2000. Accumulated depreciation and amortization represented $566,367 at year-end compared to $779,422 at June 30, 2001. No significant capital expenditures were made in the first half of 2001.

         Deposit balances were $105,449,728 at June 30, 2001 up from $97,887,140 at December 31, 2000. Last year management chose to fund a portion of the rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. During the first half of 2001, balances of this type decreased $11,682,968. Approximately 14% of the total deposits reported were brokered at June 30, 2001 compared to 27% at year-end. The increase in local deposits was $19,245,556. The growth in the categories of interest-bearing checking and money market accounts was due in part to an increase in balances on deposit by several existing public fund customers but also from the addition of new customers. Also on the last day of the quarter, a new public fund customer opened a sizeable jumbo (greater than $100,000) certificate of deposit.

         Repurchase agreements increased $2,510,904 since December 31, 2000. This represents an increase of 25% for the first six months of 2001. The growth is attributable to customers increasing their carrying balances from those held at year-end as well as the addition of new customers using this banking product. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding increased to $8,500,000 from the $6,000,000 shown last year-end. On June 29, 2001, the Bank arranged to borrow $2,500,000 for 180 days at a variable rate. The proceeds were used to resolve a short-term liquidity deficit created when a brokered certificate of deposit matured on June 21, 2001. By July 2, 2001 the Bank had already repaid the borrowing. On June 26, 2001 a putable advance with a balance of $1,500,000 and a rate of 5.99% was eligible to convert to a floating rate at the option of the FHLB.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The FHLB did not exercise its right and the note remains accruing interest at a rate of 5.99%. Going forward the FHLB will have the right to exercise its option every ninety days. In the event that the note converts to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time it is not anticipated that the advance will convert to a floating rate given the nature of the current rate environment.

         As of June 30, 2001, the Company had borrowed $3,000,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. This balance is $995,000 more than the outstanding balance on December 31, 2000. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 8.25%. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on October 15, 2001. Based on current asset growth rates the Bank is expecting to be able to support its own growth through the increase in its retained earnings from monthly operating profits. In the event that the Bank's rate of growth exceeds the growth in its retained earnings, the Company expects to request additional funds from Community Shores LLC and to contribute the additional funds to the Bank to maintain the required capital ratio. The Company does not control Community Shores LLC, and it is not obligated to loan additional funds to the Company.

RESULTS OF OPERATIONS

         The net income for the second quarter of 2001 was $31,858 which compares favorably to the net loss of $65,711 recorded in the second quarter of 2000. At June 30, 2001, the Company's year to date income of $35,654 was an improvement of 111% over last years reported loss of $320,492 for the same six month period. For the second quarter and first half of 2001, the annualized return on the Company's average total assets was .09% and .05% respectively. The annualized return on average equity was 1.47% for the quarter and .83% for the first six months of 2001. At June 30, 2001, the ratio of average equity to average assets was 6.39% for the quarter and 6.43% for the preceding six months. The Company's retained deficit was $2,583,645 at June 30, 2001 compared to $2,619,299 at December 31, 2000. The actual operating results for the second quarter and the first half of 2001 were better than management's internal, budgeted goal. The main contributing factor to the above results is the improvement in net interest income.

         The following tables sets forth certain information relating to the Company's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                              Six months ended June 30:
                                                 -----------------------------------------------------------------------------
                                                                   2001                                     2000
                                                 ------------------------------------       ----------------------------------
                                                    Average                   Average        Average                  Average
                                                    balance        Interest    rate          balance      Interest     rate
                                                 -------------    ----------  -------       ----------   -----------  --------
Assets
   Federal funds sold and interest-bearing
    deposits with other financial institutions   $   5,899,993   $   150,044     5.09 %   $  1,274,163   $    37,830      5.94 %
Investment securities                               19,785,008       643,925     6.51       16,384,133       542,970      6.63
Loans                                              101,140,465     4,440,675     8.78       68,856,917     3,053,930      8.87
                                                 -------------   -----------  -------     ------------   -----------  --------
                                                   126,825,466     5,234,644     8.25       86,515,213     3,634,730      8.40
Other assets                                         6,845,233                               5,234,987
                                                 -------------                            ------------
                                                 $ 133,670,699                            $ 91,750,200
                                                 =============                            ============

Liabilities and Shareholders' Equity
   Interest-bearing deposits                     $  96,923,518   $ 2,748,650     5.67     $ 64,894,520   $ 1,901,388      5.86
   Federal funds purchased and repurchase
     agreements                                     11,277,092       222,916     3.95       12,038,058       281,186      4.67
   Note payable and Federal Home Loan
     Bank advances                                   8,546,160       288,091     6.74          860,742        47,493     11.04
                                                 -------------   -----------  -------     ------------   -----------  --------
                                                   116,746,770     3,259,657     5.58       77,793,320     2,230,067      5.73
   Noninterest-bearing deposits                      7,467,260                               5,455,381
   Other liabilities                                   859,307                                 349,400
   Shareholders' Equity                              8,597,362                               8,152,099
                                                 -------------                            ------------
                                                 $ 133,670,699                            $ 91,750,200
                                                 =============                            ============
Net interest income                                              $ 1,974,987                             $ 1,404,663
Net interest spread on earning assets                                            2.67 %                                   2.67 %
                                                                              =======                                 ========

Net interest margin on earning assets                                            3.11 %                                   3.25 %
                                                                              =======                                 ========

         The net interest spread on average earning assets remained at 2.67% since June 30, 2000. The net interest margin changed 14 basis points from 3.25% at June 30, 2000 to 3.11% at June 30, 2001. Year to date net interest income was $1,974,987 compared to a figure of $1,404,663 for the same six months in 2000, an increase of $570,324 or 41%. Interest income recorded for the half was generated primarily from booking loans, purchasing securities, and selling federal funds. Year to date Interest income through June 30, 2001 was $5,234,644 compared to $3,634,730 recorded for the same six month period in 2000. The year to date figure reflects 44% more interest income in 2001 compared to 2000. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable totaled $3,259,657 for the first six months of 2001. This category has increased $1,020,590 (46%) compared to the first half of 2000. The significant increases shown in both interest income and interest expense over last year are largely attributable to the growth of both interest earning assets and interest bearing liabilities. The unfavorable change in the net interest margin is partially due to the increased cost incurred to attract brokered deposits which

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

were used to fund a large portion of last year's asset growth. As the brokered deposits mature the Bank is able to replace the deposits with lower costing funds which will likely have a positive effect on its net interest margin. To a lesser degree there has been some impact on the margin resulting from changes in the Bank's internal prime rate. Since January 2001 the Federal Reserve has decreased the national Federal Funds rate by 275 basis points which in turn has caused the Bank's internal prime rate to decrease from 9.50% to 6.75%. The impact of prime rate decreases is negative on the interest income generated on variable rate loan products. At June 30, 2001 only 39% of the Bank's loan portfolio was variable. Conversely, it is expected that the declining interest rate environment that the economy is now experiencing will have a significant but positive effect on the Company's net interest spread and net interest margin in the next two quarters. This expectation is based on the fact that in the next twelve months nearly $48,000,000 in time deposits are expected to reprice to current market rates thus lowering interest expense and improving net interest income. Illustrated below is a table that shows a quarter to quarter comparison of the Company's net interest margin.

                                                                                Three months ended June 30:
                                                 ----------------------------------------------------------------------------------
                                                                      2001                                    2000
                                                 ----------------------------------------    --------------------------------------
                                                    Average                       Average       Average                     Average
                                                    balance         Interest       rate         balance      Interest        rate
                                                 -------------    -----------     -------    ------------   -----------    --------
Assets
   Federal funds sold and interest-bearing
     deposits with other financial institutions  $   4,880,403    $    55,763      4.57 %    $    856,767   $    13,743      6.42 %
   Investment securities                            20,304,723        318,690      6.28        18,755,142       313,034      6.68
   Loans                                           103,419,314      2,222,153      8.59        74,977,335     1,690,895      9.02
                                                 -------------    -----------     -------    ------------   -----------    --------
                                                   128,604,440      2,596,606      8.08        94,589,244     2,017,672      8.53
   Other assets                                      6,851,647                                  5,410,198
                                                 -------------                               ------------
                                                 $ 135,456,087                               $ 99,999,442
                                                 =============                               ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                     $  96,605,731    $ 1,308,151      5.42      $ 70,563,976   $ 1,059,513      6.01
   Federal funds purchased and repurchase
     agreements                                     11,829,414        113,785      3.85        12,169,633       149,682      4.92
   Note payable and Federal Home Loan
     Bank advances                                   9,037,418        152,325      6.74         2,830,274        44,498      6.29
                                                 -------------    -----------     -------    ------------   -----------    --------
                                                   117,472,563      1,574,261      5.36        85,563,883     1,253,693      5.86
   Noninterest-bearing deposits                      8,465,150                                  6,033,262
   Other liabilities                                   832,671                                    346,466
   Shareholders' Equity                              8,685,703                                  8,055,831
                                                 -------------                               ------------
                                                 $ 135,456,087                               $ 99,999,442
                                                 =============                               ============
Net interest income                                               $ 1,022,345                               $   763,979
                                                                  ===========                               ===========
Net interest spread on earning assets                                              2.72 %                                    2.67 %
                                                                                  =======                                  ========
Net interest margin on earning assets                                              3.18 %                                    3.23 %
                                                                                  =======                                  ========

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



         An analysis of this year's and last year's second quarter will show that the maturities of brokered deposits is affecting the cost of funds in a positive way. The yield on interest earning liabilities has improved by .50 while the yield on interest earning assets has only decreased by .45 in spite of the many rate reductions made to the Federal Funds rate since January 2001. Overall the net interest spread was higher (.05) for this year's second quarter compared to last year's similar quarter. Conversely the net interest margin was lower by the same amount (.05) but the gap is narrowing.



         As the Bank's cost of funds declines and prime rate changes are always a possibility, asset liability management has become an important tool for assessing and monitoring interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.


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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Details of the repricing gap at June 30, 2001 were:


                                                                      Interest rate sensitivity period
                                              ------------------------------------------------------------------------------
                                                  Within         Three to         One to           After
                                                  three           twelve           five            five
                                                  months          months           years           years            Total
                                              ------------    ------------    ------------     ------------    -------------
Earning assets
   Interest-bearing deposits
    in other financial institutions           $     27,971    $          0    $          0     $          0    $      27,971
   Federal Funds Sold                            3,500,000               0               0                0        3,500,000
   Securities                                    2,498,220       3,982,834       7,052,473        6,714,530       20,248,057
   Loans                                        43,825,548       7,213,053      50,398,669        2,740,788      104,178,058
                                              ------------    ------------    ------------     ------------    -------------
                                                49,851,739      11,195,887      57,451,142        9,455,318      127,954,086
Interest-bearing liabilities
   Savings and checking                         30,537,386               0               0                0       30,537,386
   Time deposits less than $100,000              6,206,042      13,923,973      11,117,214                0       31,247,229
   Time deposits greater than $100,000          14,543,223      13,183,681       3,943,999                0       31,670,903
   Repurchase agreements                        12,497,646               0               0                0       12,497,646
   Notes Payable and Federal Home
     Loan Bank Advances                          7,000,000       2,500,000       2,000,000                0       11,500,000
                                              ------------    ------------    ------------     ------------    -------------
                                                70,784,297      29,607,654      17,061,213                0      117,453,164
Net asset (liability) repricing gap           $(20,932,558)   $(18,411,767)   $ 40,389,929     $  9,455,318    $  10,500,922
                                              ============    ============    ============     ============    =============
Cumulative net asset (liability)
     repricing gap                            $(20,932,558)   $(39,344,325)   $ 1,045,604      $ 10,500,922
                                              ============    ============    ============     ============



         The provision for loan losses for the second quarter and the six months ended June 30, 2001 were $91,220 and $192,720 respectively compared to figures of $151,000 and $323,000 for the same periods in 2000. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance to make sure that it is maintained at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

         Non-interest income recorded in the second quarter totaled $186,376 and represented an increase of 74% over last year's second quarter. Through June 30, 2001, non-interest income was $353,197 compared to a figure of $185,804 for the first six months of 2000. Service charge income is a major contributor to the increase shown in this category, representing 75% of the change from 2000's second quarter results and 67% of the year to date results. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Improving as well were mortgage loan referral fees. Fees earned for the second quarter and six months ended June 30, 2001 were higher than the same

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


periods in 2000. Comparing the similar quarter, fees shown of $46,780 were an improvement of $23,834 over last year. The first half of the year shows an increase of $43,571 (112%) over the first half of last year. It is difficult to predict future contributions by mortgage loan referral fees to non-interest income because of their dependence on interest rates which are subject to market forces. Historically, however, it is true that in a declining rate environment, it can be expected that mortgage loan activity would increase.

         Non-interest expenses for the first half of 2001 increased 32% over the same period in 2000. The figure for the first six months of 2001 was $2,099,810 compared to a total of $1,587,959 for the first half of 2000. The second quarter expenses also increased over last year's second quarter by a total of $300,008. Salaries and benefits comprised 40% of the year to date increase and 39% of the second quarter increase. There were an additional 9 full-time equivalent employees at June 30, 2001 compared to June 30, 2000. Occupancy and furniture and equipment expenses grew $28,607 (10%) for the second quarter and $58,014 (11%) for the first half. General growth as well as the opening of the Bank's second branch in North Muskegon was directly responsible for these additions to staff and capital assets. The line item showing other non-interest expenses has increased $144,190 compared to the similar quarter in 2000 and $202,570 compared to the same six month period last year. The increase in loan expenses is responsible for 18% of the year to date increase. In the first six months of this year, the Bank has spent $17,652 on loan collection and repossession fees versus the $481 spent during the first six months of 2000. As the loan portfolio grows, expenses of this nature are to be expected. Another category of non-interest expense that has been unusually large is branch losses. Unfortunately the Bank was subject to two criminal incidents in the second quarter of 2001 that resulted in losses totaling approximately $15,000. This figure compares unfavorably to an amount of $117 recorded from January through June of 2000. Although management feels that the branch policies and procedures in place are adequate and should protect the Bank from undue loss, we have begun to analyze each loss situation and will evaluate whether any policies and procedures should be revised to aid in preventing future losses of a similar nature. Both loss situations were reported to the police however, it is unlikely at this point that a recovery will be made. Other non-interest expenses that are included in this line item are promotional expense, regulator examination fees, outside service and director fees, all of which have increased proportionately as a result of the general growth of the Bank.

         Beginning January 1, 2001, a new accounting standard required all derivatives be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This change did not have any effect on the Company's financial statements because there were no derivatives holdings during the second quarter of 2001.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held on April 19, 2001, the Company's stockholders voted to elect three directors, David C. Bliss, Bruce J. Essex, and John L. Hilt, each for a three year term expiring at the Annual Meeting of the stockholders of the Company in 2004. The results of the Election were as follows:

                                   Votes             Votes                    Votes                 Broker-Non
Nominee                             For            Withheld                 Abstained                  Votes
-------                          ---------         --------                 ---------               ----------
David C. Bliss                   1,057,100            100                      0                         0
Bruce J. Essex                   1,057,100            100                      0                         0
John L. Hilt                     1,057,100            100                      0                         0

The terms for the following directors (who were not up for election) continued after the Annual Meeting: Gary F. Bogner, John C. Carlyle, Robert L. Chandonnet, Dennis L. Cherette, Michael D. Gluhanich, Donald E. Hegedus, Jose A. Infante and Joy R. Nelson.


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(10) Exhibits:


 Exhibit No.                                     EXHIBIT DESCRIPTION
------------                                     -------------------
     3.1       Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's
               Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
     3.2       Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's
               Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
    10.1       Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
               Bank Corporation dated April 13, 2001.
    10.2       Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
               Corporation dated April 13, 2001.


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.


                          COMMUNITY SHORES BANK CORPORATION



                          By:  /s/ Jose' A. Infante
                               ---------------------------------------------
                          Jose' A. Infante
                          Chairman of the Board, President and Chief
                          Executive Officer (principal executive officer)



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

   10.1         Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                Bank Corporation dated April 13, 2001.
   10.2         Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                Corporation dated April 13, 2001.