Form 10QSB
period 2001-09-30
COMMUNITY SHORES BANK CORP
filed 2001-11-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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
                                            Yes   X           No
                                                ------           ------

At November 1, 2001, 1,170,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                                            Yes               No   X
                                                ------           ------

                     Community Shores Bank Corporation Index



PART 1.   Financial Information                                         Page No.

          Item I.  Financial Statements ..................................  1

          Item 2.  Management's Discussion and Analysis or Plan of
                      Operation........................................... 11


PART II.  Other Information

          Item 1.  Legal Proceedings...................................... 21

          Item 2.  Changes in Securities ................................. 21

          Item 3.  Defaults upon Senior Securities........................ 21

          Item 4.  Submission of Matters to a Vote of Security Holders.... 21

          Item 5.  Other Information...................................... 22

          Item 6.  Exhibits and Reports on Form 8-K....................... 22

          Signatures...................................................... 24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30,         December 31,
                                                                  2001                2000
                                                            ---------------       -------------
                                                              (Unaudited)
ASSETS
Cash and due from financial institutions                    $     3,185,215       $   3,533,107
Interest-bearing deposits in other financial institutions            69,657              29,219
Federal funds sold                                                  100,000           2,700,000
                                                            ---------------       -------------
      Total cash and cash equivalents                             3,354,872           6,262,326

Securities
    Available for sale (at fair value)                           21,864,930          19,858,021
    Held to maturity (at amortized cost)                             60,000                   0
                                                            ----------------      --------------
      Total securities                                           21,924,930         19,858,021

Loans, net                                                      112,345,057          94,381,474

Federal Home Loan Bank stock                                        425,000             300,000
Premises and equipment, net                                       3,263,758           3,367,996
Accrued interest receivable                                         714,361             817,405

Other assets                                                        342,679             163,214
                                                            ---------------       -------------
      Total assets                                          $   142,370,657       $ 125,150,436
                                                            ===============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits

    Non interest-bearing                                    $     9,051,329       $   7,000,732
    Interest-bearing                                             99,862,604          90,886,408
                                                            ---------------       -------------
      Total deposits                                            108,913,933          97,887,140

Repurchase agreements                                            12,787,783           9,986,742
Federal Home Loan Bank advances                                   8,000,000           6,000,000
Notes Payable                                                     3,100,000           2,005,000
Accrued expenses and other liabilities                              508,480             778,308
                                                            ---------------       -------------
      Total liabilities                                         133,310,196         116,657,190

Shareholders' Equity
      Preferred Stock, no par value: 1,000,000 shares                     0                   0
        authorized and none issued
      Common Stock, no par value: 9,000,000                      10,871,211          10,871,211
        shares authorized and 1,170,000 shares
        outstanding
      Retained deficit                                           (2,418,334)         (2,619,299)
      Accumulated other comprehensive income                        607,584             241,334
                                                            ---------------       -------------

     Total shareholders' equity                                   9,060,461           8,493,246
                                                            ---------------       -------------
     Total liabilities and shareholders' equity             $   142,370,657       $ 125,150,436
                                                            ===============       =============



     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months   Three Months   Nine Months    Nine Months
                                                             Ended          Ended          Ended          Ended
                                                           09/30/01        09/30/00       09/30/01       09/30/00
                                                          ------------   ------------   -----------    -----------
Interest and dividend income
Loans, including fees                                     $ 2,274,785    $ 1,962,650    $ 6,715,460    $ 5,016,580
Securities                                                    315,698        310,398        947,882        846,881
Federal funds sold, FHLB dividends and other income            39,611         82,785        201,396        127,102
                                                          -----------    -----------    -----------    -----------
     Total interest income                                  2,630,094      2,355,833      7,864,738      5,990,563
Interest expense
Deposits                                                    1,187,406      1,353,631      3,936,056      3,255,019
Repurchase agreements and federal funds purchased             120,964        135,423        343,880        416,609
Federal Home Loan Bank advances and notes payable             150,546         54,090        438,637        101,583
                                                          -----------    -----------    -----------    -----------
     Total interest expense                                 1,458,916      1,543,144      4,718,573      3,773,211

NET INTEREST INCOME                                         1,171,178        812,689      3,146,165      2,217,352
Provision for loan losses                                     101,300         85,500        294,020        408,500
                                                          -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,069,878        727,189      2,852,145      1,808,852
Noninterest income
Service charge income                                          54,229         62,006        263,431        158,892
Mortgage referral income                                       45,021         21,991        127,354         60,753
Gain on disposition of securities                                   0            618          5,036            618
Other                                                          34,682         21,284         91,308         71,440
                                                          -----------    -----------    -----------    -----------
     Total noninterest income                                 133,932        105,899        487,129        291,703

Noninterest expense
Salaries and employee benefits                                560,079        504,984      1,665,360      1,403,003
Occupancy                                                      67,636         55,990        191,696        154,130
Furniture and equipment                                       118,067         97,717        344,447        292,003
Advertising                                                     5,279         26,787         41,913         68,588
Data Processing                                                47,152         29,119        139,610         83,245
Professional services                                          74,893        110,838        225,892        261,319
Telephone                                                      10,698          8,770         33,769         27,696
Supplies                                                       18,781         16,074         57,642         48,824
Directors and officers insurance                                3,012          3,012          9,036          8,970
Other                                                         132,902         85,816        428,944        179,288
                                                          -----------    -----------    -----------    -----------
     Total noninterest expense                              1,038,499        939,107      3,138,309      2,527,066

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                       165,311       (106,019)       200,965       (426,511)
Federal income tax expense                                          0              0              0              0
                                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                         $   165,311    $  (106,019)   $   200,965    $  (426,511)
                                                          ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per share               $      0.14    $     (0.09)   $      0.17    $     (0.36)
                                                          ===========    ===========    ===========    ===========
Weighted average shares outstanding                         1,170,000      1,170,000      1,170,000      1,170,000
                                                          ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                              Accumulated
                                                                                                 Other            Total
                                                             Common          Retained        Comprehensive    Shareholders'
                                              Shares          Stock           Deficit        Income (Loss)        Equity
                                          ---------------------------------------------------------------------------------
Balance at January 1, 2000                  1,170,000    $  10,871,211    $  (2,240,334)      $  (96,115)       $ 8,534,762

Comprehensive Loss:
  Net loss                                                                     (426,511)                           (426,511)
  Change in unrealized loss on
  securities available for sale                                                                   83,864             83,864
                                                                                                                -----------
    Total comprehensive loss                                                                                       (342,647)

                                          ---------------------------------------------------------------------------------


Balance, September 30, 2000                 1,170,000    $  10,871,211    $  (2,666,845)      $  (12,251)       $ 8,192,115
                                          =================================================================================


Balance, January 1, 2001                    1,170,000    $  10,871,211    $  (2,619,299)      $  241,334        $ 8,493,246

Comprehensive Income:
  Net income                                                                    200,965                             200,965
  Change in unrealized gain on
  securities available for sale                                                                  366,250            366,250
                                                                                                                -----------
    Total comprehensive income                                                                                      567,215
                                          ---------------------------------------------------------------------------------


Balance, September 30, 2001                 1,170,000    $  10,871,211    $  (2,418,334)      $  607,584        $ 9,060,461
                                          =================================================================================




     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months      Three Months        Nine Months          Nine Months
                                                              Ended             Ended               Ended                Ended
                                                             9/30/01           9/30/00            9/30/01               9/30/00
                                                           ------------      ------------       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $    165,311      $   (106,019)      $    200,965          $   (426,511)
  Adjustments to reconcile net loss to net cash
    from operating activities
      Provision for loan losses                                 101,300            85,500            294,020               408,500
      Depreciation and amortization                             109,944            92,277            323,000               272,689
      Net accretion of securities                               (29,799)          (36,059)          (107,442)              (90,736)
      Net realized gain on security dispositions                      0              (618)            (5,036)                 (618)
      Net change in:
        Accrued interest receivable                             (19,786)          (35,346)           103,044              (364,616)
        Other assets                                           (164,817)         (491,469)          (179,465)             (571,217)
        Accrued expenses and other liabilities                   88,525           319,394           (269,828)             (557,129)
                                                           ------------      ------------       ------------          ------------
          Net cash from (used in) operating activities          250,678          (172,340)           359,258            (1,329,638)
CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities:
      Sales                                                           0         2,582,884                  0             2,582,884
      Maturities, prepayments and calls                       8,050,356         1,052,030         14,583,913             1,631,908
      Purchases                                              (9,922,931)       (4,629,994)       (16,112,094)          (12,895,205)
  Activity in held to maturity securities:
      Purchases                                                       0                 0            (60,000)                    0
  Loan originations and payments, net                        (9,650,498)       (6,219,646)       (18,257,603)          (31,109,041)
  Purchase of Federal Home Loan Bank stock                            0                 0           (125,000)              (71,800)
  Additions to premises and equipment                           (21,486)          (31,804)          (218,762)             (105,982)
                                                           ------------      ------------       ------------          ------------
          Net cash used in investing activities             (11,544,559)       (7,246,530)       (20,189,546)          (39,967,236)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                      3,464,205         2,714,638         11,026,793            34,787,543
  Net change in federal funds purchased and
    repurchase agreements                                       290,137         2,128,793          2,801,041             5,495,935
  Federal Home Loan Bank activity:
      New Advances                                            2,000,000                 0          4,500,000             9,600,000
      Maturities and payments                                (2,500,000)                0         (2,500,000)           (8,100,000)
  Net proceeds from Note Payable                                100,000                 0          1,095,000             1,585,000
                                                           ------------      ------------       ------------          ------------
          Net cash from financing activities                  3,354,342         4,843,431         16,922,834            43,368,478

Net change in cash and cash equivalents                      (7,939,539)       (2,575,439)        (2,907,454)            2,071,604
Beginning cash and cash equivalents                          11,294,411         5,710,000          6,262,326             1,966,574
                                                           ------------      ------------       ------------          ------------

ENDING CASH AND CASH EQUIVALENTS                           $  3,354,872      $  3,134,561       $  3,354,872          $  4,038,178
                                                           ============      ============       ============          ============

Supplemental cash flow information:
  Cash paid during the period for interest                 $  1,310,430      $  1,223,763       $  4,243,051          $  3,177,223




     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The unaudited financial statements as of and for the three months and nine months ended September 30, 2001 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2000. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.    SECURITIES

      The following tables represent the securities held in the Company's portfolio at September 30, 2001 and at December 31, 2000:



                                                                         Gross       Gross
                                                         Amortized     Unrealized  Unrealized           Fair
(Unaudited)                                                Cost          Gains       Losses             Value            %
-----------------------------------------------------------------------------------------------------------------------------
Available for sale:
    US Government Agency                               $ 11,557,763      460,272           0        $ 12,018,035        54.8%
    Municipal securities                                    219,560            0           0             219,560         1.0
    Mortgaged-backed securities                           9,480,023      159,294     (11,982)          9,627,335        43.9
                                                       ---------------------------------------------------------------------
                                                         21,257,346      619,566     (11,982)         21,864,930        99.7
Held to maturity:
    Municipal securities                                     60,000                                       60,000         0.3
                                                       ---------------------------------------------------------------------

Total securities at September 30, 2001                 $ 21,317,346     $619,566    $(11,982)       $ 21,924,930       100.0%
                                                       =====================================================================

                                                                         Gross       Gross
                                                         Amortized     Unrealized  Unrealized           Fair
                                                           Cost          Gains       Losses             Value            %
-----------------------------------------------------------------------------------------------------------------------------
Available for sale:
    US Government Agency                               $ 17,845,529      205,228      (3,754)       $ 18,047,003        90.9%
    Mortgaged-backed securities                           1,771,158       39,860           0           1,811,018         9.1
                                                       ---------------------------------------------------------------------
                                                       $ 19,616,687      245,088      (3,754)       $ 19,858,021       100.0
Held to maturity:
    Municipal securities                                          0            0           0                   0         0.0
                                                       ---------------------------------------------------------------------

Total securities at December 31, 2000                  $ 19,616,687     $245,088    $ (3,754)       $ 19,858,021       100.0%
                                                       =====================================================================


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Securities increased $2,066,909 during the first nine months of 2001. Below is the schedule of maturities for investments held at September 30, 2001:



                                                          Securities held
September 30, 2001                                 Amortized             Fair
(Unaudited)                                          Cost                Value

---------------------------------------------------------------------------------
Due in one year or less                          $  5,883,482        $  5,977,736
Due from one to five years                          5,674,281           6,040,299
Due in five years or more                             279,560             279,560
Mortgage-backed                                     9,480,023           9,627,335
                                                 --------------------------------
                                                 $ 21,317,346        $ 21,924,930
                                                 ================================


3.    LOANS

      Loans increased $18,174,320 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the third quarter of 2001 were as follows:



                                     September 30, 2001              December 31, 2000                Percent
                                           Balance                         Balance                    Increase/
                                         (Unaudited)         %                             %        (Decrease)
                                     --------------------------      -------------------------      -----------
Commercial, financial and other         $ 87,070,479       76.5%        $75,292,915       78.7%         15.6%
Real estate-construction                   3,164,922        2.8           3,504,764        3.7          (9.7)
Real estate-mortgages                      3,839,580        3.3           2,946,608        3.1          30.3
Installment loans to individuals          19,749,863       17.4          13,906,237       14.5          42.0
                                        ------------------------        -----------------------
                                         113,824,844      100.0%         95,650,524      100.0%
                                                          =====                          =====
Less allowance for loan losses             1,479,787                      1,269,050
                                        ------------                    -----------
                                        $112,345,057                    $94,381,474
                                        ============                    ===========


4.    ALLOWANCE FOR LOAN LOSSES

      The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2001 and 2000:



                                          Three Months       Three Months      Nine Months        Nine Months
                                              Ended              Ended            Ended              Ended
(Unaudited)                                 09/30/01           09/30/00         09/30/01           09/30/00
-----------------------------             ------------       ------------      -----------        -----------
Beginning Balance                          $ 1,382,199        $ 1,167,989      $ 1,269,050        $   852,000

Charge-offs                                     (5,063)                 0         (116,370)            (7,011)
Recoveries                                       1,351                  0           33,087                  0
Provision charged against operating
  expense                                      101,300             85,500          294,020            408,500
                                          ------------        -----------      -----------        -----------

Ending Balance                             $ 1,479,787        $ 1,253,489      $ 1,479,787        $ 1,253,489
                                          ============        ===========      ===========        ===========

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEPOSITS

      Deposit balances increased $11,026,793 since December 31, 2000. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2000 to the end of the third quarter of 2001 were as follows:

                                        September 30, 2001                   December 31, 2000                 Percent
                                             Balance                             Balance                     Increase/
                                           (Unaudited)           %                                   %        (Decrease)
                                        ---------------------------         --------------------------       ----------
Noninterest-bearing
     Demand                              $   9,051,329          8.3%          $  7,000,732         7.2%         29.3%
Interest-bearing
     Checking                               23,002,231         21.1              9,843,874        10.1         133.7
     Money Market                           18,165,118         16.7              8,309,449         8.4         118.6
     Savings                                 1,754,782          1.6                925,688         0.9          89.6
     Time, under $100,000                   29,262,450         26.9             31,598,937        32.3          (7.4)
     Time, over $100,000                    27,678,023         25.4             40,208,460        41.1         (31.2)
                                    --------------------------------          ------------------------

Total Deposits                           $ 108,913,933        100.0 %         $ 97,887,140       100.0%
                                    ================================          ========================



6.    SHORT-TERM BORROWINGS

      At September 30, 2001 and December 31, 2000, the Bank's short-term borrowings were made up of repurchase agreements only. In the nine month period since December 31, 2000 outstanding borrowings increased $2,801,041. The September 30, 2001 and December 31, 2000 information was as follows:


                                               Repurchase Agreements
                                      September 30,            December 31,
                                           2001                     2000
                                       (Unaudited)
                                      ------------             ------------

Outstanding balance                   $ 12,787,783             $ 9,986,742
Average interest rate                        2.88%                   4.75%

Average balance                       $ 11,443,001             $10,809,223
Average interest rate paid                   3.78%                   4.82%

Maximum outstanding at any month end  $ 13,590,011             $14,815,900


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    FEDERAL HOME LOAN BANK BORROWINGS

      The Bank was approved in the third quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a market value of $8,741,862 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2001 and December 31, 2000 are:


                               Current
                              Interest       September 30, 2001       December 31, 2000
Maturity Date:                  Rate            (Unaudited)
------------------           ------------    ------------------       -----------------
March 27, 2002                  3.50            $2,000,000                $       -
March 24, 2010                  5.99             1,500,000                 1,500,000
November 3, 2010                5.95             2,000,000                 2,000,000
December 13, 2010               5.10             2,500,000                 2,500,000
                                                ----------                ----------

Total outstanding at                            $8,000,000                $6,000,000
                                                ==========                ==========

8.    NOTES PAYABLE

      Since June 28, 2000, the Company borrowed $3,100,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members lent money directly as well as taking part in the LLC. A summary of the loans is given below:

      ----------------------------------------------------------------------------------
      Loan from:                         Aggregate         Current Rate    Maturity
                                         Principal
                                         Amount
      ----------------------------------------------------------------------------------

      Robert L. Chandonnet               $  200,000        7.00%           June 30, 2007
      Michael D. Gluhanich               $  100,000        7.00%           June 30, 2007
      Donald E. Hegedus                  $  500,000        7.00%           June 30, 2007
      John L. Hilt                       $  750,000        7.00%           June 30, 2007
      Community Shores
       LLC                               $1,550,000        7.00%           June 30, 2007
      ----------------------------------------------------------------------------------
      Total                              $3,100,000
      ----------------------------------------------------------------------------------


      The rate on the above notes is floating and is officially defined as 1.50% over the Firstar Bank, N.A. Prime rate. Firstar's current prime rate is 5.50%. Interest is owed quarterly in

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of the Company. The proceeds from these Notes were primarily used to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.


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

      A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2001 and December 31, 2000 follows:


                                                  September 30,        December 31,
                                                       2001                2000
                                                   (Unaudited)          (Unaudited)
                                                 -----------------   ------------------

Letters of credit                                     $ 1,143,000         $    306,000
Commercial unused lines of credit                      28,895,000           23,700,000
Consumer unused lines of credit                         5,020,000            3,329,000
Residential construction commitments                      565,000              749,000






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


                              Capital to risk weighted
                                      assets
                              -----------------------                Tier 1 Capital
                                Total        Tier 1                to average assets
                              -----------   ---------             --------------------

Well capitalized                      10 %         6 %                      5 %
Adequately capitalized                 8           4                        4
Undercapitalized                       6           3                        3


         Actual capital levels (in thousands) and minimum required levels at September 30, 2001 for the Company and Bank were:



                                     Actual             Adequately Capitalized        Well Capitalized
                             ----------------------    ------------------------   ------------------------
September 30, 2001             Amount       Ratio          Amount       Ratio          Amount      Ratio
(Unaudited)                  ----------------------    ------------------------   ------------------------
------------------------

Total capital (to risk-
   weighted assets)
      Consolidated            $ 13,032,664   10.41 %      $ 10,012,280    8.00 %      $ 12,515,350  10.00 %
      Bank                      13,050,883   10.43          10,012,280    8.00          12,515,350  10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated               8,452,877    6.75           5,006,140    4.00           7,509,210   6.00
      Bank                      11,571,096    9.25           5,006,140    4.00           7,509,210   6.00

Tier 1 capital (to
   average assets)
      Consolidated               8,452,877    6.23           5,431,085    4.00           6,788,857   5.00
      Bank                      11,571,096    8.52           5,431,085    4.00           6,788,857   5.00


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company and the Bank were in the well capitalized category at September 30, 2001. The Bank was given an additional requirement by the regulators at the time of approval. For the first three years after opening, a Tier 1 capital to total assets ratio of 8.00% must be maintained. At September 30, 2001 the Bank had a ratio of 8.16%. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to comply with this requirement.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The discussion below details the financial results of the Company and its wholly owned subsidiary, the Bank, through September 30, 2001 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The Financial Condition compares the period ended September 30, 2001 to that which ended on December 31, 2000. The Results of Operations discusses both the three month and nine month periods ended September 30, 2001 as compared to the same periods of 2000. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in
Item 1 of this Form 10-QSB.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

         Total assets increased by $17,220,221 to $142,370,657 at September 30, 2001 from $125,150,436 at December 31, 2000. This is a 14% increase in assets during the first nine months of 2001. Growth is mostly attributable to an increase in the Bank's security portfolio and loan volume. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

         Cash and cash equivalents decreased by $2,907,454 to $3,354,872 at September 30, 2001 from $6,262,326 at December 31, 2000. This decrease was mostly the result of $2,600,000 less in federal funds being sold on September 30, 2001 compared to the amount being sold on December 31, 2000. The Bank's balances held at other financial institutions decreased $307,454 during the same period.

         Securities held increased by $2,066,909 in the first three quarters of 2001. The majority of the purchases were driven by growth in customer repurchase agreements. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. If the repurchase balances continue to increase, the purchase of additional Treasuries and Agencies will be required to fulfill the collateralization requirement. As of September 30, 2001 the Bank owned two municipal securities. Both of these municipal securities were acquired in transactions that were intended to support community initiatives within Muskegon County. The general obligation note funded in April was marked held to maturity and is the only item in the Bank's held to maturity portfolio. As of September 30, 2001, these municipal securities were the only two unpledged securities in the Bank's investment portfolio.

          Total loans climbed to $113,824,844 at September 30, 2001 from $95,650,524 at December 31, 2000. Of the $18,174,320 increase experienced, 65% occurred in the commercial loan portfolio and 32% occurred in the installment loan portfolio. The "wholesale" banking focus applied throughout 1999 and 2000 continued during the first nine months of 2001. Presently, the commercial category of loans comprises 77% of the Bank's total loan portfolio. There are four experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $5,843,626 or 42%, over the balance reported at December 31, 2000. Growth in this category was the result of new business in direct and indirect automobile loans, the financing of secured leases and home equity loans. Overall, the growth in total loans was on target with expectations. Management is optimistic about additional volume in the remaining quarter of 2001 given the favorable interest rate environment and the opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The loan maturities and rate sensitivity of the loan portfolio at September 30, 2001 have been included below:



                                         Within         Three to         One to          After
                                          three          twelve           five            five
                                         months          months           years          years            Total
                                     ---------------------------------------------------------------------------------

Commercial, financial and other           $9,342,637     $21,847,234     $49,341,179     $6,539,429       $87,070,479
Real estate-construction                   1,021,885       2,143,037               0              0         3,164,922
Real estate-mortgages                              0         149,753         267,758      3,422,069         3,839,580
Installment loans to individuals           1,288,379         235,232      12,824,937      5,401,315        19,749,863
                                     ---------------------------------------------------------------------------------
                                         $11,652,901     $24,375,256     $62,433,874    $15,362,813      $113,824,844
                                     =================================================================================

Loans at fixed rates                       2,025,040       3,379,905      52,040,356      7,594,491       $65,039,792
Loans at variable rates                    9,627,861      20,995,351      10,393,518      7,768,322        48,785,052
                                     ---------------------------------------------------------------------------------
                                         $11,652,901     $24,375,256     $62,433,874    $15,362,813      $113,824,844
                                     =================================================================================




The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At September 30, 2001, the allowance totaled $1,479,787 or approximately 1.30% of gross loans outstanding. Management has determined that this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from comparison of allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at September 30, 2001 was as follows:


                                                                        Percent of
                                                                        allowance
Balance at End of Period Applicable to:                                 related to
                                                        Amount         loan category
                                                    ---------------   -----------------

Commercial                                              $1,121,672              75.8 %
Residential real estate                                     74,688               5.0
Installment                                                283,427              19.2
Unallocated                                                      0               0.0
                                                    ---------------   ---------------

Total loans                                             $1,479,787             100.0 %
                                                    ===============   ===============


                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $294,020 was provided for since December 31, 2000. At the end of September 2001, loans 30-59 days past due totaled $1,125,838 up from $355,290 at December 31, 2000. Approximately $831,000 of the increase in these past due balances was related to commercial loans which was offset by a decrease in mortgage loan past dues of $108,000. Although the percentage of loans 30-59 days past due has increased significantly since December 31, 2000, management feels that it is all in the normal seasoning of the portfolio and that our past due statistics are in line with our peer banks. There was a total of $435,315 past due 60-89 days at the end of 2001's third quarter compared to $9,473 past due 60-89 days at December 31, 2000. There were no loans past due more than 89 days at December 31, 2000 but at September 30, 2001 there were three notes totaling $11,998. The Bank had no non-accrual loans at the end of either period. Net charge-offs recorded in 2000 were $86,950. In the first nine months of 2001, net charge-offs were $83,283.

         Bank premises and equipment decreased $104,238 to $3,263,758 at September 30, 2001 from $3,367,996 at December 31, 2000. Accumulated depreciation and amortization represented $566,367 at year-end compared to $889,366 at September 30, 2001. No significant capital expenditures were made in the first three quarters of 2001.

         Deposit balances were $108,913,933 at September 30, 2001 up from $97,887,140 at December 31, 2000. Last year management chose to fund a portion of the Bank's rapid loan growth by obtaining brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. During the first half of 2001, balances of this type decreased $4,433,908. Approximately 20% of the total deposits reported were brokered at September 30, 2001 compared to 27% at year-end. The increase in local deposits was $15,460,706. The growth in the categories of interest-bearing checking and money market accounts was due in part to an increase in balances on deposit by several existing public fund customers and the addition of several new public fund customers. During the third quarter several jumbo (greater than $99,000) time deposit customers chose to deposit their money into a money market account after maturity of their certificates due to the favorable rates.

         Repurchase agreements increased $2,801,041 since December 31, 2000. This represents an increase of 28% for the first nine months of 2001. The growth is attributable to customers increasing their carrying balances from those held at year-end as well as the addition of new customers using this banking product. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding increased to $8,000,000 from the $6,000,000 shown last year-end. On September 28, 2001, the Bank arranged to borrow $2,000,000 for 180 days at a variable rate. The proceeds were used to resolve a short-term liquidity deficit created from the funding of several new loans in the last weeks of the quarter. The Bank repaid this $2,000,000 borrowing on October 2, 2001. On September 24, 2001 a putable advance with a balance of $1,500,000

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

and a rate of 5.99% was eligible to convert to a floating rate at the option of the FHLB. The FHLB did not exercise its right and the note continues to accrue interest at a rate of 5.99%. On December 12, 2001 a second putable advance for $2,000,000 is eligible for conversion to a floating rate at the option of the FHLB. Going forward the FHLB will have the right to exercise its option on both notes every ninety days. In the event that either note converts to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time, it is not anticipated that either advance will convert to a floating rate given the nature of the current rate environment.

         As of September 30, 2001, the Company had borrowed $3,100,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. This balance is $1,095,000 more than the outstanding balance on December 31, 2000. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 7.00%. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on January 15, 2002. Based on current asset growth rates the Bank is expecting to be able to support its own growth through the increase in its retained earnings from monthly operating profits. In the event that the Bank's rate of growth exceeds the growth in its retained earnings, the Company expects to request additional funds from Community Shores LLC and to contribute the additional funds to the Bank to maintain the required capital ratio. Because the Company does not control Community Shores LLC, and it is not obligated to loan additional funds to the Company, at this time management is evaluating several other possible strategies to effectively increase capital.


RESULTS OF OPERATIONS

         The net income for the third quarter of 2001 was $165,311 which compares favorably to the net loss of $106,019 recorded in the third quarter of 2000. At September 30, 2001, the Company's year to date net income of $200,965 was an improvement of 147% over last years reported loss of $426,511 for the same nine month period. For the third quarter and first three quarters of 2001, the annualized return on the Company's average total assets was .47% and .20% respectively. The annualized return on average equity was 7.52% for the quarter and 3.09% for the first nine months of 2001. At September 30, 2001, the ratio of average equity to average assets was 6.29% for the quarter and 6.38% for the preceding nine months of 2001. The Company's retained deficit was $2,418,334 at September 30, 2001 compared to $2,619,299 at December 31, 2000. The actual operating results for the third quarter and the first nine months of 2001 were better than management's internal, budgeted goal. The main contributing factor to the above results is the improvement in net interest income.

         The following tables sets forth certain information relating to the Company's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                                            Nine months ended September 30:
                                                                        2001                                   2000
                                                        Average                   Average        Average                  Average
                                                        balance       Interest     rate          balance      Interest      rate
                                                    ---------------------------------------   -------------------------------------

Assets
     Federal funds sold and interest-bearing
        deposits with other financial institutions    $   5,085,942   $  181,889      4.77 %    $ 2,475,608    $  116,129     6.25 %
     Investment securities                               20,112,675      967,389      6.41       17,379,920       857,854     6.58
     Loans                                              103,716,254    6,715,460      8.63       74,205,631     5,016,580     9.01
                                                    ---------------------------------------   -------------------------------------
                                                        128,914,871    7,864,738      8.13       94,061,159     5,990,563     8.49
     Other assets                                         6,862,260                               5,268,182
                                                    ----------------                          --------------
                                                      $ 135,777,131                             $99,329,341
                                                    ================                          ==============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                        $  97,298,005   $3,936,056      5.39      $71,673,381    $3,255,019     6.06
     Federal funds purchased and repurchase
          agreements                                     12,105,822      343,880      3.79       11,340,050       416,609     4.90
     Note payable and Federal Home Loan
          Bank advances                                   8,763,388      438,637      6.67        1,886,609       101,583     7.18
                                                    ---------------------------------------   -------------------------------------
                                                        118,167,215    4,718,573      5.32       84,900,040     3,773,211     5.93
     Noninterest-bearing deposits                         8,222,661                               5,854,985
     Other liabilities                                      726,039                                 418,740
     Shareholders' Equity                                 8,661,216                               8,155,576
                                                    ----------------                          --------------
                                                      $ 135,777,131                             $99,329,341
                                                    ================                          ==============
Net interest income                                                   $3,146,165                               $2,217,352
                                                                     ============                           ==============
Net interest spread on earning assets                                                 2.81 %                                  2.56 %
                                                                                 ==========                                ========

Net interest margin on earning assets                                                 3.25 %                                  3.14 %
                                                                                 ==========                               =========



          The net interest spread on average earning assets increased .25% to 2.81% since September 30, 2000. The net interest margin improved 11 basis points from 3.14% at September 30, 2000 to 3.25% at September 30, 2001. Year to date net interest income was $3,146,165 compared to a figure of $2,217,352 for the same nine months in 2000, an increase of $928,813 or 42%. Interest income recorded for the first nine months was generated primarily from booking loans, purchasing securities, and selling federal funds. Year to date Interest income through September 30, 2001 was $7,864,738 compared to $5,990,563 recorded for the same nine month period in 2000. The year to date figure reflects 31% more interest income in 2001 compared to 2000. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable totaled $4,718,573 for the first nine months of 2001. This category has increased $945,362 (25%) compared to the first nine months of 2000. The significant increases shown in both interest income and interest expense over last year are largely attributable to the growth of both interest earning assets and interest bearing liabilities. The favorable change in the net interest margin is directly attributable to the repricing of approximately $13,000,000 of brokered deposits since March of this year. As the brokered deposits matured the Bank was able to replace them with lower costing funds. To a lesser

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


degree there has been some impact on the margin resulting from changes in the Bank's internal prime rate. Since January 2001 the Federal Reserve has decreased the national Federal Funds rate by 400 basis points which in turn has caused the Bank's internal prime rate to decrease from 9.50% to 5.50%. The impact of prime rate decreases is negative on the interest income generated on variable rate loan products. At September 30, 2001 only 43% of the Bank's loan portfolio was variable. Conversely, it is expected that the declining interest rate environment that the economy is now experiencing will have a positive effect overall on the Company's net interest spread and net interest margin through the next quarter. This expectation is based on the fact that in the next three months nearly $21,000,000 in time deposits are expected to reprice to current market rates thus lowering interest expense and improving net interest income. It is anticipated that the effect of the decrease in interest expense will outweigh the loss of interest income on variable rate loans which may also reprice. Illustrated below is a table that shows a quarter to quarter comparison of the Company's net interest margin.


                                                                        Three months ended September 30:
                                                                 2001                                      2000
                                                 Average                   Average         Average                   Average
                                                 balance       Interest     rate           balance       Interest     rate
                                               -------------------------------------   ---------------------------------------

Assets
     Federal funds sold and interest-bearing
        deposits with other financial
          institutions                         $   3,484,386   $   31,845      3.66 %    $   4,852,379   $   78,299      6.45 %
     Investment securities                        20,757,324      323,463      6.23         19,005,112      314,884      6.63
     Loans                                       108,783,838    2,274,785      8.36         84,786,780    1,962,650      9.26
                                               -------------------------------------   ---------------------------------------
                                                 133,025,548    2,630,093      7.91        108,644,271    2,355,833      8.67
     Other assets                                  6,895,757                                 5,678,594
                                               --------------                          ----------------
                                               $ 139,921,305                             $ 114,322,865
                                               ==============                          ================


Liabilities and Shareholders' Equity
     Interest-bearing deposits                 $  97,931,869   $1,187,406      4.85      $  85,084,968   $1,353,631      6.36
     Federal funds purchased and repurchase
          agreements                              13,736,257      120,964      3.52         11,251,560      135,423      4.81
     Note payable and Federal Home Loan
          Bank advances                            9,180,434      150,546      6.56          2,606,739       54,090      8.30
                                               -------------------------------------   ---------------------------------------
                                                 120,848,560    1,458,916      4.83         98,943,267    1,543,144      6.24
     Noninterest-bearing deposits                  9,811,729                                 6,645,504
     Other liabilities                               463,845                                   554,727
     Shareholders' Equity                          8,797,171                                 8,179,367
                                               --------------                          ----------------
                                               $ 139,921,305                             $ 114,322,865
                                               ==============                          ================
Net interest income                                            $1,171,177                                $  812,689
                                                             =============                             =============

Net interest spread on earning assets                                          3.08 %                                    2.44 %
                                                                          ==========                                ==========


Net interest margin on earning assets                                          3.52 %                                    2.99 %
                                                                          ==========                                ==========

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



An analysis of this year's and last year's third quarter shows that the maturities of time deposits particularly brokered deposits is affecting the cost of funds in a positive way. The yield on interest earning liabilities has improved by 1.41 while the yield on interest earning assets has only decreased by 76 basis points in spite of the many rate reductions made to the Federal Funds rate since January 2001. Overall the net interest spread was 64 basis points higher for this year's third quarter compared to last year's similar quarter. The net interest margin improved 53 basis points from September 30, 2001 compared to September 30, 2000. This is the largest quarterly improvement in margin in the history of the Bank. Management considers this a major achievement when considering that prime rate decreased 75 basis points during the quarter.



         As the Bank's cost of funds declines and prime rate changes being a possibility, asset liability management has become an important tool for assessing and monitoring interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.


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


Details of the repricing gap at September 30, 2001 were:



                                                                      Interest rate sensitivity period
                                                  Within          Three to         One to           After
                                                  three            twelve           five             five
                                                  months           months           years           years            Total
                                             -----------------------------------------------------------------------------------

Earning assets
   Interest-bearing deposits
        in other financial institutions          $     69,657     $          0     $         0     $          0    $     69,657
   Federal Funds Sold                                 100,000                0               0                0         100,000
   Securities                                       2,008,461        3,969,274       8,259,645        7,687,550      21,924,930
   Loans                                           47,249,001        4,297,858      54,569,095        7,708,890     113,824,844
                                             -----------------------------------------------------------------------------------
                                                   49,427,119        8,267,132      62,828,740       15,396,440     135,919,431
Interest-bearing liabilities
   Savings and checking                            42,963,168                0               0                0      42,963,168
   Time deposits<$100,000                           6,206,042       13,923,973      11,117,214                0      31,247,229
   Time deposits>$100,000                          14,543,223       13,183,681       3,943,999                0      31,670,903
   Repurchase agreements                           12,787,783                0               0                0      12,787,783
   Notes Payable and Federal Home
        Loan Bank Advances                          9,100,000                0       2,000,000                0      11,100,000
                                             -----------------------------------------------------------------------------------
                                                   85,600,216       27,107,654      17,061,213                0     129,769,083
Net asset (liability) repricing gap              $(36,173,097)    $(18,840,522)    $45,767,527     $ 15,396,440    $  6,150,348
                                             ===================================================================================
Cumulative net asset (liability)
        repricing gap                            $(36,173,097)    $(55,013,619)    $(9,246,092)    $  6,150,348
                                             ===================================================================


Given the current rate environment management believes that it is beneficial to earnings to have a repricing gap that is liability sensitive.

         The provision for loan losses for the third quarter and the nine months ended September 30, 2001 were $101,300 and $294,020 respectively compared to figures of $85,500 and $408,500 for the same periods in 2000. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance to make sure that it is maintained at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the third quarter totaled $133,932 and represented an increase of 26% over last year's third quarter. Through September 30, 2001, non-interest income was $487,129 compared to a figure of $291,703 for the first nine months of 2000. Service charge income is a major contributor to the increase shown in this category, representing 53% of the increase in the year to date results. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Improving as well were mortgage loan

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


referral fees. Fees earned for the third quarter and nine months ended September 30, 2001 were more than double compared to the same periods in 2000. Comparing the similar quarter, fees shown of $45,021 were an improvement of $23,030 over last year. The first three quarters of the year reflects an increase of $66,601 (110%) over the first nine months of last year. It is difficult to predict future contributions of mortgage loan referral fees to non-interest income because of their dependence on interest rates, which are subject to market forces. Historically, however, it is true that in a declining rate environment, it can be expected that mortgage loan activity would increase.

         Non-interest expenses for the first nine months of 2001 increased 24% over the same period in 2000. The figure for the first three quarters of 2001 was $3,138,309 compared to a total of $2,527,066 for the first nine months of 2000. The third quarter expenses also increased over last year's third quarter by a total of $99,392. Salaries and benefits comprised 43% of the year to date increase and 55% of the third quarter increase. There were an additional 8 full-time equivalent employees at September 30, 2001 compared to September 30, 2000. Occupancy and furniture and equipment expenses grew $31,996 (32%) for the third quarter and $90,010 (15%) for the first nine months of 2001 compared to the similar periods in 2000. General growth as well as the opening of the Bank's third branch in North Muskegon was directly responsible for these additions to staff and capital assets.

          As expected, data processing expenses have grown as a result of the Bank's expanding customer base. This category has grown 68% in the first nine months of 2001 compared to the first nine months of 2000 and is responsible for 9% of the increase in non-interest expenses on a year to date basis. Expenses of this nature are an unavoidable cost of doing business for a financial institution. The Bank is currently working to renegotiate a long-term data processing contract to take advantage of multiple service discounts and to lock into controlled fee increases over the next five years.

          The line item showing other non-interest expenses has increased $47,086 compared to the similar quarter in 2000 and $249,656 compared to the same nine month period last year. The increase in loan expenses is responsible for 19% of the year to date increase in other non-interest expense. In the first nine months of this year, the Bank has spent $19,107 on loan collection and reposession fees versus the $2,034 spent during the first nine months of 2000. As the loan portfolio grows, expenses of this nature are to be expected. In 2001, the Bank began paying its directors a fee for attending scheduled Board and Committee meetings. On a year to date basis, the Bank has paid $17,100 in directors' fees, verses nothing being paid in 2000. The change in this category accounts for 7% of the increase in other non-interest expense.

          Another category of non-interest expense that has increased is branch losses. Unfortunately the Bank was subject to two criminal incidents in the second quarter of 2001 that resulted in losses totaling approximately $15,000. Both loss situations were reported to the police, however it is unlikely at this point that a recovery will be made. On a year to date basis, there were $23,249 of recorded branch losses. This figure compares unfavorably to an amount of $1,340 recorded from January through September of 2000. As a result of an increase in booked losses, the Branch Policy and Procedures were enhanced during the third quarter specifically to aid in preventing future losses similar in nature to those experienced during the summer. Other non-interest expenses that are included in this line item are regulator examination fees, outside services and postage, all of which have increased proportionately as a result of the general growth of the Bank. Beginning in 2001, it is likely that there will be some State of Michigan Business Tax liability for the Bank as a result of its first full year of positive monthly earnings.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the financial statements if the Company enters into a business combination. This change did not effect the Company's financial statements because no business combinations were entered into during the third quarter of 2001.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this statement on January 1, 2002, and early adoption is not permitted. The adoption of this statement is not expected to have a material impact on the financial statements.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


   EXHIBIT NO.                         EXHIBIT DESCRIPTION

      3.1         Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
      3.2         Bylaws of the Company are incorporated by reference to exhibit
                  3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
      10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001.
      10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001.
      10.3 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001.
      10.4 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001.
      10.5 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001.
      10.6 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001.
      10.7 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.



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



                               By:  /s/ Tracey A. Welsh
                                    --------------------------------------------
                               Tracey A. Welsh
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX



EXHIBIT NO.       EXHIBIT DESCRIPTION

3.1               Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
3.2               Bylaws of the Company are incorporated by reference to exhibit
                  3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001.
10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001.
10.3 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001.
10.4 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001.
10.5 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001.
10.6 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001.
10.7 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001.