Form 10KSB40
period 2001-12-31
COMMUNITY SHORES BANK CORP
filed 2002-04-01
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

 For the fiscal year ended December 31, 2001      Commission File No. 333-63769

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $11,099,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $6,600,000 as of March 1, 2002; based on the average of the closing bid and asked prices ($7.80) on that date.

         As of March 27, 2002, 1,170,000 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I, II and III    Portions of 2001 Annual Report to the Shareholders of the
                       issuer.

Part III Portions of the Proxy Statement of the issuer for its May 9, 2002 Annual Meeting

Transitional Small Business Disclosure Format   YES        NO  X
                                                    ----      ----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Community Shores Bank Corporation (the "Company") is a bank holding company organized in 1998 under Michigan law. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial, mortgage and consumer purposes. As of year-end 2001, the Company had total assets of $148 million.

Significant events in 2001 include growing assets 18% and achieving the first fully profitable year of operations. As a result, the earnings of the Company increased 213% or $.69 per share over the loss reported in 2000. Additionally, the Company was able to increase its net interest margin by 22 basis points in spite of the Federal Reserve lowering interest rates 11 times (475 basis points) during 2001. On the operations side, the Bank developed and launched a personal internet banking product early last fall. As of January 31, 2002 there were 208 customers using this service. The third banking location opened for business on January 16, 2001.

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

Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Bank's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell all residential real estate loans on a servicing released basis in the secondary market, regardless of term or product. The Bank, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages, the majority of which are variable rate loans, in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

The retention of variable rate loans in the Bank's loan portfolio helps to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.

Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles,

PRODUCTS AND SERVICES
(CONTINUED)

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

Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. On a regular basis, the Board of Directors is asked to approve loans above the internal lending limit of the Executive Loan Board. In addition, a loan committee of the Board of Directors of the Bank (the "Executive Loan Board") also reviews larger loans for prior approval when the loan request exceeds the established limits for the lending officers. The Bank hires an independent company to perform loan review, to help monitor asset quality of the Bank. Any past due loans and identified problem loans are reviewed with the Board of Directors on a regular basis.

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

REGULATION AND SUPERVISION

The Company, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

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

With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. In the fall of 2001, the Company invested $10,000 in the Michigan Bankers Insurance LLC ("Insurance LLC"). This equates to a less than 2% ownership. The Insurance LLC will offer various insurance products to customers of the member banks. At this time the Insurance LLC is in its developmental stage and it would be difficult to accurately determine when insurance sales will commence. It is likely that activity could begin in 2002.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the Chairman of the Board, President and Chief Executive Officer, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Board") whose lending authority is approximately $1,500,000. Loan requests in excess of the Executive Loan Board limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2001, was approximately $1,800,000, subject to a higher legal lending limit of approximately $3,000,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

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

Working capital loans that are structured as a line of credit are reviewed periodically in connection with the borrower's year end financial reporting. These loans generally are secured by assets of the borrower and have an interest rate tied to the prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a spread to the prime rate or a U.S. Treasury Index.

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

The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval.


ENVIRONMENTAL MATTERS

The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.


EMPLOYEES

As of December 31, 2001, the Bank had 36 full-time and 12 part-time employees. No area of the Bank is represented by collective bargaining agents.



SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2000 and 2001 only. The bank did not commence banking operations until January 18, 1999.

                             SELECTED FINANCIAL DATA


                                                                                2001            2000
                                                                        ---------------------------------
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                              $10,452,924      $8,483,976
Interest expense                                                               6,032,670       5,389,643
                                                                        ---------------------------------
Net interest  income                                                           4,420,254       3,094,333
Provision for loan losses                                                        395,020         504,000
Non interest income                                                              646,005         417,068
Non interest expense                                                           4,242,871       3,386,366
                                                                        ---------------------------------
Income (loss) before income tax expense                                          428,368        (378,965)
Income tax expense                                                                     0               0
                                                                        ---------------------------------
Net income (loss)                                                                428,368        (378,965)

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents                                                    $ 2,270,921      $6,262,326
Securities                                                                    24,731,925      19,858,021
Gross loans                                                                  118,115,580      95,650,524
Allowance for loan losses                                                      1,535,543       1,269,050
Other assets                                                                   4,608,393       4,648,615

Deposits                                                                     110,148,334      97,887,140
Federal funds purchased and repurchase agreements                             18,964,598       9,986,742
Notes payable and Federal Home Loan Bank Advances                              9,400,000       8,005,000
Other                                                                            544,256         778,308

Shareholders' equity                                                           9,134,088       8,493,246

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                           0.31%          -0.36%
Return on average shareholders' equity                                             4.87%          -4.60%
Average equity to average assets                                                   6.34%           7.90%
Dividend payout ratio                                                                N/A             N/A
Non performing loans to total loans                                                0.00%           0.00%
Tier 1 leverage capital                                                            6.25%           7.92%
Tier 1 leverage risk-based capital                                                 6.77%           7.76%
Total risk-based capital                                                          10.62%          10.84%

PER SHARE DATA:

Net Income:
          Basic                                                                   $ 0.37         $ (0.32)
          Diluted                                                                   0.37           (0.32)

Book value at end of period                                                         7.81            7.26
Dividends declared                                                                   N/A             N/A


NET INTEREST EARNINGS

The following table provides the average balances of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each. The net interest margin for the years ended December 31, 2001 and 2000 was 3.35% and 3.13%.


Net Interest Earnings Table



                                                                 Years Ended December 31:
                                      --------------------------------------------------------------------------------
                                                      2001                                     2000
                                      ------------------------------------    ----------------------------------------
                                        Average                   Average        Average                  Average
                                        Balance      Interest    Yield/Rate      Balance      Interest   Yield/Rate
                                      ------------- ------------ ---------    -------------- ----------- ----------
Assets
    Federal funds sold and interest-
      Bearing deposits with banks      $ 4,008,388   $  186,002     4.64   %    $ 2,253,145   $ 143,105       6.35  %
    Securities(1)                       20,563,173    1,297,347     6.31         18,011,318   1,187,093       6.59
    Loans(1)                           107,455,756    8,969,575     8.35         78,554,917   7,153,778       9.11
                                      ------------- ------------ ---------    -------------- ----------- ----------
                                       132,027,317   10,452,924     7.92         98,819,380   8,483,976       8.59
    Other assets                         6,920,722                                5,404,935
                                      -------------                           --------------
                                      $138,948,039                            $ 104,224,315


Liabilities and Shareholders' Equity
                                                                                             $
    Interest-bearing deposits         $ 98,591,643   $5,007,884     5.08       $ 75,337,902   4,631,222       6.15
    Federal funds purchased and
        Repurchase agreements           13,336,793      445,612     3.34         11,331,081     555,723       4.90
    Note Payable and Federal Home
        Loan Bank Advances               8,872,343      579,174     6.53          2,741,026     202,698       7.39
                                      ------------- ------------ ---------    -------------- ----------- ----------
                                       120,800,779    6,032,670     4.99         89,410,009   5,389,643       6.03
    Noninterest-bearing deposits         8,664,627                                6,067,819
    Other liabilities                      672,036                                  513,731
    Shareholders' Equity                 8,810,597                                8,232,756
                                      -------------                           --------------
                                      $138,948,039                            $ 104,224,315
                                      =============                           ==============
                                                    ------------                             -----------
Net interest income                                 $ 4,420,254                              $ 3,094,333
                                                    ============                             ===========
Net interest spread                                                 2.93    %                                 2.56  %
                                                                 =========                               ==========

Net interest margin(2)                                              3.35    %                                 3.13   %
                                                                 =========                               ==========


Average interest-earning assets to
  Average interest-bearing liabilities                             109.29   %                               110.52   %
                                                                 =========                               ==========



(1) Interest income on tax-exempt securities and loans have not been adjusted to a taxable equivalent basis.
(2) Net interest income divided by average interest-earning assets.

RATE VOLUME ANALYSIS

The following table displays the change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate.

Rate Volume Table



                                                            Year ended December 31,
                                                               2001 over 2000

                                                    Total           Volume              Rate
                                               ---------------  ----------------  ----------------

Increase (decrease) in interest income
     Federal funds sold and interest-
        bearing deposits with banks             $    42,897         $    89,166         $  (46,269)
     Securities-available for sale                  110,254             162,665            (52,411)
     Loans                                        1,815,797           2,452,981           (637,184)
                                                -----------         -----------        -----------
          Net change in interest income           1,968,948           2,704,812           (735,864)

Increase (decrease) in interest expense
     Interest-bearing deposits                      376,662             937,657           (560,995)
     Federal funds purchased and
          repurchase agreements                    (110,111)             87,173           (197,284)
     Note Payable and Federal Home
          Loan Bank Advances                        376,476             402,892            (26,416)
                                                -----------         -----------        -----------
          Net change in interest expense            643,027           1,427,722           (784,695)
                                                -----------         -----------        -----------

Net change in net interest income               $ 1,325,921         $ 1,277,090        $    48,831
                                                ===========         ===========        ===========


INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below. Information related to the investment's scheduled maturities and realized and unrealized losses is incorporated by reference to Note 2, of the Notes to the Company's Consolidated Financial Statements at pages S-20 to S-21, of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.




                                                 Balance at                             Balance at
      Available for sale                      December 31, 2001             %        December 31, 2000      %
                                             -------------------        ----------  ------------------   --------
      US Treasuries                            $    499,682                 2.0        $         0          0.0
      US Government and federal agency           12,507,876                50.7         18,047,003         90.9
      Municipals                                    217,367                 0.9                  0          0.0
      Mortgaged-backed securities                11,447,000                46.4          1,811,018          9.1
                                               ------------             -------        -----------       ------

                                               $ 24,671,925               100.0        $19,858,021        100.0
                                               ============             =======        ===========       ======



                                                 Balance at                              Balance at
                                             December 31, 2001           %           December 31, 2000      %
                                           --------------------      ----------    -------------------   -------
Held to Maturity                                $ 60,000                100.0            $       0         0.0
                                                --------             --------            ---------        ----

Municipals                                      $ 60,000                100.0            $       0         0.0
                                                ========             ========            =========        ====



The weighted average yield for each reported maturity range is as follows-one year or less 5.38%, one to five years 5.88%, more than five years 4.23%, Mortgage-backed securities 5.68% and Municipal held to maturity 5.90%.

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.




                                                                                                        Percent
                                         December 31, 2001                December 31, 2000            Increase/
                                              Balance        %                Balance        %        (Decrease)
                                         -------------------------        ------------------------   --------------

Commercial, financial and other                $89,258,193   75.6 %           $75,292,915    78.7 %           18.5 %
Real estate-construction                         3,081,361    2.6               3,504,764     3.7            (12.1)
Real estate-mortgages                            3,761,403    3.2               2,946,608     3.1             27.7
Installment loans to individuals                22,014,623   18.6              13,906,237    14.5             58.3
                                         -------------------------        ------------------------
                                               118,115,580  100.0 %            95,650,524   100.0 %
                                                           =======                        ========
Less allowance for loan losses                   1,535,543                      1,269,050
                                         ------------------               ----------------
                                             $ 116,580,037                    $94,381,474
                                         ==================               ================




The scheduled maturities and interest rate sensitivity of the loan portfolio is summarized below.


                                        Within         Three to         One to          After
                                         three          twelve           five            five
                                        months          months           years          years           Total
                                    --------------------------------------------------------------------------------

Commercial, financial and other         $13,499,595     $28,855,970     $44,326,063     $2,576,564      $89,258,192
Real estate-construction                  1,531,873       1,549,488               0              0        3,081,361
Real estate-mortgages                        18,085          61,692         564,917      3,116,709        3,761,403
Installment loans to individuals          1,568,988       2,715,977      15,226,248      2,503,411       22,014,624
                                    --------------------------------------------------------------------------------
                                        $16,618,541     $33,183,127     $60,117,228     $8,196,684     $118,115,580
                                    ================================================================================

Loans at fixed rates                      2,526,255       4,045,905      48,523,282      6,171,688      $61,267,130
Loans at variable rates                  14,092,286      29,137,222      11,593,946      2,024,996       56,848,450
                                    --------------------------------------------------------------------------------
                                        $16,618,541     $33,183,127     $60,117,228     $8,196,684     $118,115,580
                                    ================================================================================


Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Analysis of the Allowance for Loan Losses:



                                                  2001                2000
                                              ------------       -------------
Beginning Balance, January 1,                 $ 1,269,050         $   852,000
Charge-offs                                      (162,622)            (92,356)
Recoveries                                         34,095               5,406
Provision for loan losses                         395,020             504,000
                                              -----------         -----------

Ending Balance, December 31,                  $ 1,535,543         $ 1,269,050
                                              ===========         ===========



Analysis of the Allowance for Loan Losses:


                                                               2001                                      2000

                                                                        Percent of                              Percent of
                                                                      Loans in Each                          Loans in Each
Balance at End of Period Applicable to:                                Category to                            Category to
                                                       Amount          Total Loans            Amount          Total Loans
                                                  ----------------  ----------------      --------------   -----------------

Commercial                                          $1,180,208                78.2 %          $1,012,035                82.4 %
Residential real estate                                 68,268                 3.2                65,909                 3.1
Installment                                            287,067                18.6               191,106                14.5
Unallocated                                                  0                 0.0                     0                 0.0
                                                    ----------             -------           -----------             -------

Total loans                                         $1,535,543               100.0 %          $1,269,050              100.0 %
                                                    ==========             =======           ===========             ======



As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see the information on pages S-5 and S-6 of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which is incorporated here by reference.

DEPOSITS

The following table illustrates the composite of the deposit liabilities held at year-end 2001 and 2000.




                                     December 31, 2001                    December 31, 2000
                                        Balance           %                Balance         %
                                    --------------------------          ----------------------
Non-interest bearing DDA                   $ 9,217,298    8.4              $ 7,000,732    7.1 %
Interest bearing DDA                        20,979,462   19.0                9,843,874   10.0
Money Market                                18,612,647   16.9                8,309,449    8.5
Savings                                      2,332,538    2.1                  925,688    1.0
Certificate of Deposit                      59,006,389   53.6               71,807,397   73.4
                                    --------------------------           ---------------------

Total Deposits                           $ 110,148,334  100.0             $ 97,887,140  100.0 %
                                    ==========================           =====================




The schedule of maturities for time deposits is shown in Note 5, page S-22, of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report. Such schedule of maturities is incorporated here by reference.

SHORT-TERM BORROWINGS

At December 31, 2001, the consolidated short-term borrowings of the Company consisted of both federal funds purchased and repurchase agreements. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by bank owned securities which are pledged on behalf of the repurchase account holders. At December 31, 2000, the short term borrowings of the Company consisted of repurchase agreements only. Details of the Company's holdings at both year-ends are as follows:


                                                                Repurchase                      Federal Funds
                                                                Agreements                        Purchased
                                                           ----------------------      --------------------------------


Outstanding at 12/31/01                                          $  12,264,598           $       6,700,000
    Average interest rate at year end                                    2.04%                       1.82%
    Average balance                                                 12,282,957                   1,053,836
    Average interest rate during year                                    3.36%                       3.16%
    Maximum month end balance during year                         $ 14,589,092              $    6,700,000

Outstanding at 12/31/00                                          $   9,986,742         $                 0
    Average interest rate at year end                                    4.75%                         N/A
    Average balance                                                 10,809,223                     521,858
    Average interest rate during year                                    4.82%                       6.61%
    Maximum month end balance during year                         $ 14,815,900              $    2,600,000



INTEREST  RATE SENSITIVITY

Interest rate sensitivity varies with different types of earning assets and interest bearing liabilities. Comparison of the repricing intervals of both is referred to as a measure of interest sensitivity gap. The interest sensitivity of the Company's consolidated balance sheet at December 31, 2001 was:



                                                                      Interest rate sensitivity period
                                                  Within          Three to         One to           After
                                                  three            twelve           five             five
                                                  months           months           years           years         Total
                                             ------------------------------------------------------------------------------

Earning assets
   Interest-bearing deposits
        in other financial institutions    $      79,641     $          0    $          0      $         0    $     79,641
   Securities (including FHLB stock)           2,792,162        5,343,478      12,333,720        4,687,565      25,156,925
   Loans                                      48,677,103       13,370,105      53,478,753        2,589,619     118,115,580
                                          ---------------------------------------------------------------------------------
                                              51,548,906       18,713,583      65,812,473        7,277,184     143,352,146
Interest-bearing liabilities
   Savings and checking                       41,924,647                0               0                0      41,924,647
   Time deposits< $100,000                     7,116,885        8,037,531      15,759,519                0      30,913,935
   Time deposits>$100,000                      4,009,394        8,419,215      15,663,845                0      28,092,454
   Repurchase agreements and
        Federal funds purchased               18,964,598                0               0                0      18,964,598
   Notes payable and Federal Home
        Loan Bank advances                     7,400,000                0       2,000,000                0       9,400,000
                                          ---------------------------------------------------------------------------------
                                              79,415,524       16,456,746      33,423,364                0     129,295,634
Net asset (liability) repricing gap        $ (27,866,618)    $  2,256,837    $ 32,389,109      $ 7,277,184    $ 14,056,512
                                          =================================================================================
Cumulative net asset (liability)
        repricing gap                      $ (27,866,618)    $(25,609,781)   $  6,779,328      $14,056,512
                                          ===================================================================


For additional discussion of interest sensitivity see pages S-10 and S-11 of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which additional discussion is incorporated here by reference.


ITEM 2.  DESCRIPTION OF PROPERTY


The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up. The lane closest to the building houses the night depository. A drive-up ATM is located in the lane farthest from the building.

The Bank's second location is located at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999 which has a term of five years. The leased space has 2,075 square feet of office space and one drive-up lane. A stand alone ATM is also available at the Grand Haven location.

The third banking branch is situated in the City of North Muskegon at 485 Whitehall Road. It officially opened for business on January 16, 2001. The leased premises are approximately 1200 square feet and have been customized by the Landlord to accommodate banking services. The completed location has one drive-up lane and an ATM. The term of the lease is sixty months.

For more information on the Company's future lease commitments see Note 10 on page S-24 of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001 to a vote of the Company's shareholders.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


The information listed under the caption "Stock Information" on page S-31 of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page S-3 of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 7.  FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated February 27, 2002, in the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information presented under the caption "Information about Directors, Nominees and Executive Officers in the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report is incorporated here by reference.

The Company does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION


The information presented under the captions "Summary Compensation Table," "Options Granted in 2001," and "Aggregated Stock Option Exercises in 2001 and Year End Option Values", and in the last paragraph under the caption "Board of Directors Meetings and Committees" in the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information listed under the caption "Certain Transactions" in the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

On October 18, 2001, the Bank signed a lease with LHR Properties in which to open a second banking branch. Donald E. Hegedus, Director of the Company is a Vice President, Director, and a 33% owner of LHR Properties. The monthly lease payments owed are approximately $2,000 with the aggregate amount owed over the life of the lease being $132,900. As of December 31, 2001, there was $101,890 remaining.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)EXHIBITS

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

       10.5 Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10a(1) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).


       10.6 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10a(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.7 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10b(1) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.8 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10b(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.9 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10c(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.10 Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10c(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.11 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10d(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.12 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10d(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.13 Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10a(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.14 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10a(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.15 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10b(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.16 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10b(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.17 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10c(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.18 Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10c(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.19 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10d(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.20 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10d(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.21 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10e(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.22 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10e(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.23 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.24 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.25 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.26 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.27 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.28 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.29 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.30 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.31 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.32 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.33 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.34 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.35 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.36 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated October 9, 2001.

      10.37 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

      10.38 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated December 31, 2001.

      10.39 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

        13 Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company shall not be deemed filed as a part hereof.

        20 The Proxy Statement of the Company for its May 9, 2002 Annual Meeting is included as part of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company (front cover through page number 13) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy, Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company shall not be deemed filed as a part hereof.

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2002.

                                 COMMUNITY SHORES BANK CORPORATION


                                   /s/ Jose' A. Infante
                                 --------------------------------------
                                 Jose' A. Infante
                                 Chairman of the Board, President
                                   and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 27, 2002.


 /s/  David C. Bliss                  /s/  Michael D. Gluhanich
-------------------------------      ------------------------------------------
David C. Bliss, Director             Michael D. Gluhanich, Director

 /s/  Gary F. Bogner                  /s/  Donald E. Hegedus
-------------------------------      ------------------------------------------
Gary F. Bogner, Director             Donald E. Hegedus, Director

 /s/  John C. Carlyle                 /s/  John L. Hilt
-------------------------------      ------------------------------------------
John C. Carlyle, Director            John L. Hilt, Director


 /s/  Robert L. Chandonnet            /s/  Jose' A. Infante
-------------------------------      ------------------------------------------
Robert L. Chandonnet, Director       Jose' A. Infante, Chairman of the Board,
                                     President and Chief Executive Officer and
                                     Director (principal executive officer)

 /s/  Dennis L. Cherette              /s/  Joy R. Nelson
-------------------------------      ------------------------------------------
Dennis L. Cherette, Director         Joy R. Nelson, Director



 /s/  Bruce J. Essex                  /s/  Tracey A. Welsh
-------------------------------      ------------------------------------------
Bruce J. Essex , Director            Tracey A. Welsh  (principal financial
                                     and accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(c) The Company's 2001 Notice of Annual Meeting, proxy Statement and Annual Report, exhibit 13 of this document, is expected to be mailed to the Company's security holders on April 5, 2002. Also on that date the required number of copies will be mailed to the Commission.

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

       10.5 Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10a(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.6 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10a(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.7 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10b(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.8 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10b(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

       10.9 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10c(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.10 Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10c(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.11 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10d(i) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.12 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10d(ii) of the Company's June 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.13 Subordinated Note Purchase Agreement between Robert L. Chandonnet and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10a(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.14 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10a(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.15 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10b(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.16 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10b(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.17 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10c(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.18 Floating Rate Subordinated Note issued to Donald E. Hegedus by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10c(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.19 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10d(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.20 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10d(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.21 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10e(i) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.22 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10e(ii) of the Company's September 30, 2000 Form 10QSB (SEC File no. 333-63769).

      10.23 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.24 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.25 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.26 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's March 31, 2001 Form 10QSB (SEC File no. 333-63769).

      10.27 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.28 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.29 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.30 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2001 Form 10QSB (SEC File no. 333-63769).

      10.31 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.32 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.33 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.34 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.35 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's September 30, 2001 Form 10QSB (SEC file no. 333-63769).

      10.36 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated October 9, 2001.

      10.37 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

      10.38 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated December 31, 2001.

      10.39 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

        13 Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company shall not be deemed filed as a part hereof.

        20 The Proxy Statement of the Company for its May 9, 2002 Annual Meeting is included as part of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company (front cover through page number 13) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Notice of Annual Meeting, Proxy Statement & 2001 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy, Notice of Annual Meeting, Proxy Statement & 2001 Annual Report of the Company shall not be deemed filed as a part hereof.

        21       Subsidiaries of the Issuer is incorporated by reference to
                 Exhibit 21 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (SEC File No. 333-63769).

        23       Consent of Independent Accountants.