Form 10QSB
period 2002-03-31
COMMUNITY SHORES BANK CORP
filed 2002-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002

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
                              Yes  X           No
                                 -----           -----

At April 30, 2002, 1,170,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                              Yes              No  X
                                 -----           -----

                     Community Shores Bank Corporation Index



PART I.  Financial Information                                          Page No.
                                                                        --------

         Item 1.   Financial Statements ..................................     1

         Item 2.  Management's Discussion and Analysis or Plan of
                     Operation............................................    11


PART II. Other Information

         Item 1.  Legal Proceedings.......................................    20
         Item 2.  Changes in Securities ..................................    20

         Item 3.  Defaults upon Senior Securities.........................    20

         Item 4.  Submission of Matters to a Vote of Security Holders.....    20

         Item 5.  Other Information.......................................    20

         Item 6.  Exhibits and Reports on Form 8-K........................    20

         Signatures.......................................................    22
         ----------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                 March 31,        December 31,
                                                                    2002             2001
                                                                -------------    -------------
                                                                 (Unaudited)
ASSETS
Cash and due from financial institutions                        $   6,091,400    $   2,191,280
Interest-bearing deposits in other financial institutions              70,461           79,641
Federal funds sold                                                  6,250,000                0
                                                                -------------    -------------
     Total cash and cash equivalents                               12,411,861        2,270,921

Securities
   Available for sale (at fair value)                              34,241,824       24,671,925
   Held to maturity (fair value of $60,000 at March 31, 2002)          60,000           60,000
                                                                -------------    -------------
     Total securities                                              34,301,824       24,731,925

Loans                                                             124,660,237      118,115,580
Less: Allowance for loan losses                                     1,675,599        1,535,543
                                                                -------------    -------------
     Net loans                                                    122,984,638      116,580,037

Federal Home Loan Bank stock                                          425,000          425,000
Premises and equipment, net                                         3,112,831        3,173,724
Accrued interest receivable                                           694,911          703,433
Other assets                                                          397,822          306,236
                                                                -------------    -------------
     Total assets                                               $ 174,328,887    $ 148,191,276
                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                       $   9,945,750    $   9,217,298
     Interest-bearing                                             127,665,265      100,931,036
                                                                -------------    -------------
          Total deposits                                          137,611,015      110,148,334

Federal funds purchased and repurchase agreements                  17,556,381       18,964,598
Federal Home Loan Bank advances                                     6,000,000        6,000,000
Notes payable                                                       3,500,000        3,400,000
Accrued expenses and other liabilities                                669,374          544,256
                                                                -------------    -------------
     Total liabilities                                            165,336,770      139,057,188

Shareholders' Equity
     Preferred Stock, no par value: 1,000,000 shares
       authorized and none issued                                           0                0
     Common Stock, no par value: 9,000,000
       shares authorized and 1,170,000 shares issued and
       outstanding                                                 10,871,211       10,871,211
     Retained deficit                                              (2,025,261)      (2,190,931)
     Accumulated other comprehensive income                           146,167          453,808
                                                                -------------    -------------

     Total shareholders' equity                                     8,992,117        9,134,088
                                                                -------------    -------------
     Total liabilities and shareholders' equity                 $ 174,328,887    $ 148,191,276
                                                                =============    =============




     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       March 31,    March 31,
                                                         2002         2001
                                                      ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                 $2,159,850   $2,218,522
Securities                                               326,999      319,317
Federal funds sold, FHLB dividends and other income       67,991      100,199
                                                      ----------   ----------
     Total interest income                             2,554,840    2,638,038
INTEREST EXPENSE
Deposits                                               1,078,248    1,440,499
Repurchase agreements and federal funds purchased
     and other debt                                       84,986      109,131
Federal Home Loan Bank advances and notes payable        138,876      135,766
                                                      ----------   ----------
     Total interest expense                            1,302,110    1,685,396

NET INTEREST INCOME                                    1,252,730      952,642
Provision for loan losses                                127,800      101,500
                                                      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    1,124,930      851,142
Noninterest income
Service charges on deposit accounts                       99,673       97,739
Mortgage loan referral fees                               44,935       35,553
Gain on disposition of securities                              0        5,036
Other                                                     41,843       28,493
                                                      ----------   ----------
     Total noninterest income                            186,451      166,821

Noninterest expense
Salaries and employee benefits                           619,423      557,565
Occupancy                                                 71,376       60,148
Furniture and equipment                                  110,867      112,940
Advertising                                               14,211       22,020
Data Processing                                           57,126       40,968
Professional services                                     42,284       55,674
Other                                                    230,423      164,852
                                                      ----------   ----------
     Total noninterest expense                         1,145,710    1,014,167

INCOME BEFORE INCOME TAXES                               165,671        3,796
Federal income tax expense                                     0            0
                                                      ----------   ----------
NET INCOME                                            $  165,671   $    3,796
                                                      ==========   ==========

Weighted average shares outstanding                    1,170,000    1,170,000
                                                      ==========   ==========
Basic and diluted income per share                    $     0.14   $     0.00
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                Accumulated
                                                                                                   Other           Total
                                                             Common         Retained          Comprehensive    Shareholders'
                                              Shares          Stock          Deficit           Income (Loss)       Equity
                                            --------------------------------------------------------------------------------
Balance, January 1, 2001                       1,170,000    $ 10,871,211    $ (2,619,299)         $ 241,334     $ 8,493,246

Comprehensive Income:
     Net Income                                                                    3,796                              3,796
     Unrealized gain on securities
     available for sale                                                                             175,815         175,815
                                                                                                                ------------
          Total comprehensive income                                                                                179,611
                                            --------------------------------------------------------------------------------

Balance, March 31, 2001                        1,170,000    $ 10,871,211    $ (2,615,503)         $ 417,149     $ 8,672,857
                                            ================================================================================


Balance, January 1, 2002                       1,170,000    $ 10,871,211    $ (2,190,932)         $ 453,808     $ 9,134,087

Comprehensive loss:
     Net Income                                                                  165,671                            165,671
     Unrealized loss on securities
     available for sale                                                                            (307,641)       (307,641)
                                                                                                                ------------
          Total comprehensive loss                                                                                 (141,970)
                                            --------------------------------------------------------------------------------

Balance, March 31, 2002                        1,170,000    $ 10,871,211    $ (2,025,261)         $ 146,167     $ 8,992,117
                                            ================================================================================

















     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                Three months       Three months
                                                                   ended               ended
                                                               March 31, 2002     March 31, 2001
                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                 $    165,671      $      3,796
     Adjustments to reconcile net income (loss) to net
        cash from operating activities
          Provision for loan losses                                  127,800           101,500
          Depreciation and amortization                               96,353           105,609
          Net accretion of securities                                (16,014)          (36,143)
          Net realized gain on disposition of securities                   0            (5,036)
          Net change in:
               Accrued interest receivable and other assets          (83,064)           35,213
               Accrued interest payable and other liabilities         49,820           183,792
                                                                ------------      ------------
                   Net cash from operating activities                340,566           388,731
CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
          Sales                                                            0                 0
          Maturities, prepayments and calls                        3,212,888         3,028,220
          Purchases                                              (12,999,117)       (2,997,111)
     Loan originations and payments, net                          (6,532,401)       (5,551,817)
     Additions to premises and equipment                             (35,460)         (135,762)
                                                                ------------      ------------
               Net cash used in investing activities             (16,354,090)       (5,656,470)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       27,462,681         9,874,405
     Net change in federal funds purchased and
          repurchase agreements                                   (1,408,217)        1,888,613
     Federal Home Loan Bank activity:
          New Advances                                             1,500,000                 0
          Maturities and payments                                 (1,500,000)                0
     Net proceeds from note payable                                  100,000           850,000
                                                                ------------      ------------
               Net cash from financing activities                 26,154,464        12,613,018

Net change in cash and cash equivalents                           10,140,940         7,345,279
Beginning cash and cash equivalents                                2,270,921         6,262,326
                                                                ------------      ------------

ENDING CASH AND CASH EQUIVALENTS                                $ 12,411,861      $ 13,607,605
                                                                ============      ============
Supplemental cash flow information:
     Cash paid during the period for interest                   $  1,253,489      $  1,551,117





     See accompanying notes to condensed consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months ended March 31, 2002 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2002 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2001. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at March 31, 2002 and at December 31, 2001:



                                                           Gross           Gross
                                         Amortized      Unrealized       Unrealized         Fair
(Unaudited)                                 Cost          Gains            Losses          Value       %
-------------------------------------------------------------------------------------------------------------
Available for sale:
    US Treasuries                      $ 11,487,618              0          (5,190)   $ 11,482,428     33.5%
    US Government and federal agency     10,648,307        292,006         (28,428)     10,911,885     31.8
    Municipal securities                    219,584              0            (676)        218,908      0.6
    Mortgaged-backed securities          11,664,850         52,418         (88,665)     11,628,603     33.9
                                       ---------------------------------------------------------------------
                                         34,020,359        344,424        (122,959)     34,241,824     99.8
Held to maturity:
    Municipal securities                     60,000              0               0          60,000      0.2
                                       ---------------------------------------------------------------------

Total securities at March 31, 2002     $ 34,080,359   $    344,424    $   (122,959)   $ 34,301,824    100.0%
                                       =====================================================================

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.         SECURITIES-continued


                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized         Fair
(Unaudited)                                  Cost          Gains           Losses           Value         %
------------------------------------------------------------------------------------------------------------
Available for sale:
    US Treasuries                       $    499,955              0            (273)   $    499,682      2.0%
    US Government and federal agency      12,129,428        391,297         (12,849)     12,507,876     50.6
    Municipal securities                     219,579              0          (2,212)        217,367      0.9
    Mortgaged-backed securities           11,369,155        115,988         (38,143)     11,447,000     46.3
                                        --------------------------------------------------------------------
                                          24,218,117        507,285         (53,477)     24,671,925     99.8
Held to maturity:
    Municipal securities                      60,000              0               0          60,000      0.2
                                        --------------------------------------------------------------------

Total securities at December 31, 2001   $ 24,278,117   $    507,285    $    (53,477)   $ 24,731,925    100.0%
                                        ====================================================================

           Securities increased $9,569,899 during the first three months of 2002. Below is the schedule of maturities for investments held at March 31, 2002:


                                            Securities available for sale   Securities held to maturity
                                             Amortized        Fair          Amortized           Fair
                                               Cost           Value            Cost             Value
           --------------------------------------------------------------------------------------------
           Due in one year or less           $15,383,527     $15,437,751     $        -      $       -
           Due from one to five years          6,752,399       6,956,562              0              0
           Due in more than five years           219,584         218,909              0              0
           Mortgage-backed and Municipal      11,664,849      11,628,602         60,000         60,000
                                             ---------------------------------------------------------
                                             $34,020,359     $34,241,824     $   60,000      $  60,000
                                             =========================================================



3.       LOANS

         Loans increased $6,544,657 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 to the end of the first quarter of 2002 were as follows:

                                                                                                        Percent
                                          March 31, 2002                December 31, 2001              Increase/
                                          Balance        %               Balance         %             (Decrease)
                                          ----------------              ------------------             ----------
Commercial, financial and other            $94,348,582   75.7 %           $89,258,193    75.6 %            5.7 %
Real estate-construction                     2,954,040    2.4               3,081,361     2.6             (4.1)
Real estate-mortgages                        4,034,393    3.2               3,761,403     3.2              7.3
Installment loans to individuals            23,323,222   18.7              22,014,623    18.6              5.9
                                         --------------------           ---------------------
                                           124,660,237  100.0 %           118,115,580   100.0 %
                                                        =====                           =====
Less allowance for loan losses               1,675,599                      1,535,543
                                         --------------                 --------------
                                         $ 122,984,638                  $ 116,580,037
                                         ==============                 ==============


                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three month period ended March 31, 2002 and 2001:

                                                              Three Months      Three Months
                                                                 Ended             Ended
         (Unaudited)                                           03/31/02          03/31/01
         -----------------------------------------------    ----------------  ----------------
         Beginning Balance                                       $1,535,543        $1,269,050

         Charge-offs                                                (10,624)          (72,321)
         Recoveries                                                  22,880            22,865
         Provision charged against operating expense                127,800           101,500
                                                            ----------------  ----------------

         Ending Balance                                          $1,675,599        $1,321,094
                                                            ================  ================


5.       DEPOSITS

         Deposit balances increased $27,462,681 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 to the end of the first quarter of 2002 were as follows:

                                                                                                                      Percent
                                                       March 31, 2002                     December 31, 2001          Increase/
                                                       Balance          %                 Balance        %          (Decrease)
                                                  -----------------------             ---------------------          ---------
              Noninterest-bearing
                   Demand                              $ 9,945,750    7.2 %             $ 9,217,298    8.4 %          42.1 %
              Interest-bearing
                   Checking                             33,644,275   24.5                20,979,462   19.0           241.8
                   Money Market                         22,052,133   16.0                18,612,647   16.9           165.4
                   Savings                               2,732,384    2.0                 2,332,538    2.1           195.2
                   Time, under $100,000                 32,116,471   23.3                30,913,935   28.1             1.6
                   Time, over $100,000                  37,120,002   27.0                28,092,454   25.5            (7.7)
                                                  -----------------------             --------------------
              Total Deposits                         $ 137,611,015  100.0 %           $ 110,148,334  100.0 %
                                                  =======================             ====================


6.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at December 31, 2001. At March 31, 2002, the Bank's short-term borrowings were made up of repurchase agreements only. In the three month period since December 31, 2001 outstanding borrowings decreased $1,408,217. The March 31, 2002 and December 31, 2001 information was as follows:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       SHORT-TERM BORROWINGS-continued

                                                            Repurchase        Federal Funds
                                                            Agreements          Purchased
                                                            ----------          ---------
              Outstanding at March 31, 2002                 $ 17,556,381      $        0
              Average interest rate at period end                  1.93%            0.00%
              Average balance during period                   15,234,208        1,200,000
              Average interest rate during period                  2.07%            2.09%
              Maximum month end balance during period         17,556,381                0


              Outstanding at December 31, 2001              $ 12,264,598      $ 6,700,000
              Average interest rate at year end                    2.04%            1.82%
              Average balance during year                     12,282,957        1,053,836
              Average interest rate during year                    3.36%            3.16%
              Maximum month end balance during year           14,589,092        6,700,000



7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a market value of $6,123,889 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both March 31, 2002 and December 31, 2001 are:


                                                 Current
                                                 Interest
              Maturity Date:                       Rate            March 31, 2002        December 31, 2001
              ---------------------              --------          --------------        -----------------
              March 24, 2010                       5.99                $1,500,000             $ 1,500,000
              November 3, 2010                     5.95                 2,000,000               2,000,000
              December 13, 2010                    5.10                 2,500,000               2,500,000
                                                                   --------------        ----------------

              Total outstanding at                                     $6,000,000             $ 6,000,000
                                                                   ==============        ================

8.       NOTES PAYABLE

         Since June 28, 2000, the Company borrowed $3,500,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce
         J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       NOTES PAYABLE-continued

         LLC members lent money directly as well as taking part in the LLC. A summary of the loans is given below:

         ----------------------------------------------------------------------
         Loan from:                Aggregate    Current Rate    Maturity
                                   Principal
                                   Amount
         ----------------------------------------------------------------------
         Robert L. Chandonnet      $  200,000   6.25%           June 30, 2007
         Michael D. Gluhanich      $  100,000   6.25%           June 30, 2007
         Donald E. Hegedus         $  500,000   6.25%           June 30, 2007
         John L. Hilt              $  750,000   6.25%           June 30, 2007
         Community Shores LLC      $1,950,000   6.25%           June 30, 2007
         ----------------------------------------------------------------------

         Total                     $3,500,000
         ----------------------------------------------------------------------

         The rate on the above notes is floating and is officially defined as 1.50% over the US Bank, N.A. Prime rate. US Bank's current prime rate is 4.75%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of the Company. The proceeds from these Notes were primarily used to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.


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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2002 and December 31, 2001 follows:

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       COMMITMENTS AND OFF-BALANCE SHEET RISK-continued




                                                                 March 31, 2002          December 31,
                                                                    2002                     2001
                                                                 (Unaudited)
                                                                 --------------         ---------------
              Letters of credit                                     $   255,000            $   306,000
              Commercial unused lines of credit                      23,215,000             23,700,000
              Consumer unused lines of credit                         3,958,000              3,329,000
              Residential construction commitments                      378,000                749,000



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

                                          Capital to risk weighted
                                                  assets
                                          -----------------------               Tier 1 Capital
                                            Total         Tier 1               to average assets
                                          --------       --------             --------------------
              Well capitalized                 10 %          6 %                     5 %
              Adequately capitalized            8            4                       4
              Undercapitalized                  6            3                       3

                        COMMUNITY SHORES BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      REGULATORY MATTERS-continued

         Actual capital levels and minimum required levels at March 31, 2002 for the Company and Bank were:






                                           Actual                Adequately Capitalized          Well Capitalized
                                  --------------------------   ----------------------------   ------------------------
         March 31,2002                 Amount       Ratio            Amount         Ratio          Amount      Ratio
                                  --------------------------   ----------------------------   ------------------------
         -------------------------
         Total capital (to risk-
            weighted assets)
               Consolidated           $ 14,021,549    10.38 %         $ 10,802,391    8.00 %      $ 13,502,989  10.00 %
               Bank                     13,980,417    10.35             10,801,511    8.00          13,501,889  10.00

         Tier 1 capital (to risk-
            weighted assets)
               Consolidated              8,845,950     6.55              5,401,195    4.00           8,101,793   6.00
               Bank                     12,304,817     9.11              5,400,755    4.00           8,101,133   6.00

         Tier 1 capital (to
            average assets)
               Consolidated              8,845,950     5.28              6,704,373    4.00           8,380,466   5.00
               Bank                     12,304,817     7.34              6,703,933    4.00           8,379,916   5.00



The Company and the Bank were in the well capitalized category at March 31, 2002. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and the Mortgage Company, through March 31, 2002 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2002 to that at December 31, 2001. The part labeled Results of Operations discusses the three month period ended March 31, 2002 as compared to the same period of 2001. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


This discussion and analysis and other sections of this 10-QSB contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank and the Mortgage Company. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


FINANCIAL CONDITION

Total assets increased by $26,137,611 to $174,328,887 at March 31, 2002 from $148,191,276 at December 31, 2001. This is an 18% increase in assets during the first three months of 2002. Growth is mostly attributable to an increase in the Bank's security portfolio and loan volume. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $10,140,940 to $12,411,861 at March 31, 2002 from $2,270,921 at December 31, 2001. This increase was the result of an additional $3,900,120 being held at other financial institutions as well as an increase in federal funds sold. The Bank's reserve requirement at the Federal Reserve Bank had increased significantly due to various intra-period deposits in interest-bearing demand accounts. Additionally there was $6,250,000 in federal funds sold on March 31, 2002 compared to none being sold on December 31, 2001.

Securities held increased by $9,569,899 in the first quarter of 2002. The majority of the purchases were driven by unexpected, short-term liquidity and general growth in the Bank's repurchase agreement account holdings. A repurchase agreement is not considered a deposit

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. If the repurchase balances continue to increase, the purchase of additional Treasuries and Agencies will be required to fulfill the collateralization requirement. As of March 31, 2002, there were unpledged securities in the Bank's investment portfolio with a fair market value of approximately $10,200,000.

Total loans climbed to $124,660,237 at March 31, 2002 from $118,115,580 at December 31, 2001. Of the $6,544,657 increase experienced, 78% occurred in the commercial loan portfolio and 20% occurred in the installment loan portfolio. The "wholesale" banking focus applied since opening in 1999 continued during the first three months of 2002. Presently, the commercial category of loans comprises 76% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $1,308,599 or 6%, over the balance reported at December 31, 2001. Growth in this category was mostly the result of new business in direct and indirect automobile loans and home equity loans. Overall, the growth in total loans was above expectations. Management is optimistic about additional volume in the remaining quarters of 2002 given the favorable interest rate environment and the opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2002 have been included below:


                                       Within        Three to        One to          After
                                        three         twelve          five            five
                                       months         months          years          years         Total
                                   ------------------------------------------------------------------------

Commercial, financial and other    $ 20,717,374   $ 20,583,777   $ 50,438,454   $  2,608,977   $ 94,348,582
Real estate-construction              1,697,473      1,256,567              0              0      2,954,040
Real estate-mortgages                    21,236         73,068        675,888      3,264,201      4,034,393
Installment loans to individuals      1,842,846      3,105,801     15,645,783      2,728,792     23,323,222
                                   ------------------------------------------------------------------------
                                   $ 24,278,929   $ 25,019,213   $ 66,760,125   $  8,601,970   $124,660,237
                                   ========================================================================

Loans at fixed rates                  4,932,459      3,263,018     50,062,924      8,253,044   $ 66,511,445
Loans at variable rates              19,346,470     21,756,195     16,697,201        348,926     58,148,792
                                   ------------------------------------------------------------------------
                                   $ 24,278,929   $ 25,019,213   $ 66,760,125   $  8,601,970   $124,660,237
                                   ========================================================================




The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level to absorb probable losses given the risk characteristics of the loan portfolio. At March 31, 2002, the allowance totaled $1,675,599 or approximately 1.34% of gross loans outstanding. Management has determined that this is an appropriate level based on their estimate of losses inherent in the loan portfolio after their detailed review as well as from

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

comparison of allowance levels maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at March 31, 2002 was as follows:


                                                   March 31, 2002                December 31, 2001
                                                          Percent of                         Percent of
                                                           allowance                         allowance
Balance at End of Period Applicable to:                   related to                         related to
                                                Amount    loan category      Amount        loan category
                                              ----------  -------------    ----------      -------------
Commercial                                    $1,317,098           78.6 %  $1,180,208               76.9 %
Residential real estate                           68,660            4.1        68,268                4.4
Installment                                      289,841           17.3       287,067               18.7
Unallocated                                            0            0.0             0                0.0
                                              ----------  -------------    ----------      -------------

Total                                         $1,675,599          100.0 %  $1,535,543              100.0 %
                                              ==========  =============    ==========      =============



Given the size and composition of the bank's loan portfolio and its concentration of commercial loans, this allocation is felt to be in line with the banking industry's historical loan loss experience. Management will continue to monitor the allocation and make necessary adjustments based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $127,800 was provided for since December 31, 2001. At the end of March 2002, loans 30-59 days past due totaled $1,725,431 up from $735,005 at December 31, 2001. Approximately $1,088,000 of the increase in these past due balances was related to commercial loans which was partially offset by a decrease in retail past dues of $100,000. There was a total of $171,980 past due 60-89 days and $316,532 past due more than 89 days at the end of 2001 compared to $762,365 past due 60-89 days and $225,435 past due more than 89 days at the end of the first quarter of 2002. Although the percentage of loans past due has increased in most categories since December 31, 2001, management feels that it is all in the normal seasoning of the portfolio and that our past due statistics are in line with our peer banks. At March 31, 2002 the Bank had four non-accrual notes with an aggregate total of $316,417. The Bank had no non-accrual loans at the end of December 2001. Net charge-offs recorded in 2001 were $128,527. In the first three months of 2002, the Bank had net recoveries of $12,256.

Bank premises and equipment decreased $60,893 to $3,112,831 at March 31, 2002 from $3,173,724 at December 31, 2001. Accumulated depreciation and amortization represented $1,001,789 at year-end compared to $1,098,142 at March 31, 2002. No significant capital expenditures were made in the first quarter of 2002.

Other assets increased $91,586 from December 31, 2001 to March 31, 2002. The Bank's prepaid expenses were responsible for all of the increase. In general, prepaid expenses are at their lowest point at year-end and highest at the beginning of the year. Deposit balances were $137,611,015 at March 31, 2002 up from $110,148,334 at December 31, 2001. The increase in

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

the categories of interest-bearing checking and money market accounts was $16,104,299 for the first quarter of 2002. The growth was mostly due to an increase in balances on deposit by several existing public fund customers. Based on the cash flow projections of these particular customers it is anticipated that a large portion of their balances on deposit will be used in the month of May. Time deposits and savings accounts increased $10,629,930 or 15% since December 31, 2001. Occasionally management chooses to fund a portion of the Bank's loan growth by obtaining brokered deposits. Brokered deposits went from 23% to 24% of total deposits during the quarter. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Conversely, in January the Bank conducted a time deposit promotion in honor of its third anniversary and was able to attract approximately $5,489,000 of local money during the four-week campaign.

Repurchase agreements increased $5,291,783 since December 31, 2001. This represents an increase of 43% for the first three months of 2002. The growth is attributable to existing customers increasing their carrying balances from those held at year-end as well as the addition of new customers using this banking product. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding was $6,000,000 at both March 31, 2002 and December 31, 2001. On January 9, 2002, the Bank arranged to borrow $1,500,000 for 180 days at a variable rate. The proceeds were used to resolve a short-term liquidity deficit at the beginning of 2002. The loan was repaid on January 22, 2002. In March, two of the three putable advances owned by the Bank were eligible for conversion to a floating rate at the option of the FHLB. The FHLB did not exercise its right in either case. The putable advances of $2,500,000 and $1,500,000 continue to accrue interest at rates of 5.10% and 5.99% respectively. Going forward the FHLB will have the right to exercise its option on both notes every ninety days. In the event that either note converts to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time, it is not anticipated that either advance will convert to a floating rate given the nature of the current rate environment.

As of March 31, 2002, the Company had borrowed $3,500,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. The current balance is $100,000 more than the outstanding balance on December 31, 2001. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 6.25% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on July 15, 2002. Based on anticipated asset growth rates for the next three quarters, the Bank is expecting to need additional funds beyond the growth in its retained earnings to maintain a well capitalized capital ratio. The Company has evaluated several possible strategies to effectively increase capital levels. During the first half of May of 2002, the Company obtained $200,000 of capital. The Company intends to obtain more capital in the near future and to contribute the $200,000 and most of the additional capital to the Bank to maintain the desired capital ratio.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The net income for the first quarter of 2002 was $165,671 which compares favorably to the net income of $3,796 recorded in the first quarter of 2001. For the first quarter of 2002, the annualized return on the Company's average total assets and average equity was .40% and 7.24% respectively. At March 31, 2002, the ratio of average equity to average assets was 5.46%. The Company's retained deficit was $2,025,261 at March 31, 2002 compared to $2,190,931 at December 31, 2001. The actual operating results for the first three months of 2002 were better than management's internal, budgeted goal. The main contributing factor to the above results is the improvement in net interest income.

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



                                                                        Three months ended March 31:
                                                          2002                                        2001
                                                 Average                     Average         Average                   Average
                                                 balance       Interest        rate          balance        Interest     rate
                                               --------------------------------------   ---------------------------------------
Assets
   Federal funds sold and interest-bearing
    deposits with other financial institutions $  14,637,192   $   61,702      1.69 %    $   6,930,913   $   94,281      5.44 %
   Investment securities                          24,147,955      333,288      5.52         19,664,024      325,235      6.62
   Loans                                         121,393,351    2,159,850      7.12         98,836,295    2,218,522      8.98
                                               ------------------------------------      --------------------------------------
                                                 160,178,498    2,554,840      6.38        125,431,232    2,638,038      8.41
   Other assets                                    7,430,830                                 6,434,242
                                               -------------                             -------------
                                               $ 167,609,328                             $ 131,865,474
                                               =============                             =============

Liabilities and Shareholders' Equity
   Interest-bearing deposits                   $ 122,258,027   $1,078,248      3.53      $  97,244,838   $1,440,499      5.93
   Federal funds purchased and repurchase
          agreements                              16,434,208       84,986      2.07         10,718,634      109,131      4.07
   Note payable and Federal Home Loan
          Bank advances                            9,655,556      138,876      5.75          8,049,444      135,766      6.75
                                               ------------------------------------      --------------------------------------
                                                 148,347,791    1,302,110      3.51        116,012,916    1,685,396      5.81
   Noninterest-bearing deposits                    9,401,795                                 6,458,283
   Other liabilities                                 712,793                                   886,236
   Shareholders' Equity                            9,146,949                                 8,508,039
                                               -------------                             -------------
                                               $ 167,609,328                             $ 131,865,474
                                               =============                             =============
Net interest income                                            $ 1,252,730                               $ 952,642
                                                               ===========                               =========
Net interest spread on earning assets                                          2.87 %                                    2.60 %
                                                                               ====                                      ====

Net interest margin on earning assets                                          3.13 %                                    3.04 %
                                                                               ====                                      ====

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The net interest spread on average earning assets increased .27 to 2.87 since March 31, 2001.The net interest margin improved 9 basis points from 3.04% at March 31, 2001 to 3.13% at March 31, 2002. Year to date net interest income was $1,252,730 compared to a figure of $952,642 for the same three months in 2001, an increase of $300,088 or 32%. Interest income recorded for the first three months was generated primarily from booking loans, purchasing securities, and selling federal funds. Interest income through March 31, 2002 was $2,554,840 compared to $2,638,038 recorded for the same three month period in 2001. The net decrease reflects 3% less interest income recorded so far in 2002 compared to 2001. The reduction is a direct result of an average difference in the Bank's internal prime rate of approximately 3.87%. The average rate earned on interest-earning assets was 6.38% at March 31, 2002 compared to 8.41% at March 31, 2001. This decrease of 203 basis points resulted primarily from the changes in the Bank's internal prime rate mentioned above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. At March 31, 2002, 47% of the Bank's loan portfolio was variable and average loans outstanding had increased $22,557,056 over the same period end one-year earlier. Additionally, interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 23% for the quarter. This category totaled $1,302,110 for the first three months of 2002 which was a $383,286 reduction over the total recorded for the same period in 2001. The favorable change in the net interest margin is directly attributable to the Bank's success in securing a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 230 basis points less than what was paid a year earlier.

As the Bank's cost of funds declines and prime rate changes continue being a possibility, asset liability management has become an important tool for assessing and monitoring interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest-earning assets to interest-bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Details of the repricing gap at March 31, 2002 were:


                                                              Interest rate sensitivity period
                                             Within         Three to          One to        After
                                             three           twelve            five         five
                                             months          months           years         years            Total
                                          --------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions   $     70,461    $          0    $          0   $          0   $     70,461
   Federal funds sold                        6,250,000               0               0              0      6,250,000
   Securities (including FHLB stock)        13,727,443       5,491,898      12,216,152      3,291,331     34,726,824
   Loans                                    67,664,438       7,229,982      47,187,570      2,578,247    124,660,237
                                          --------------------------------------------------------------------------
                                            87,712,342      12,721,880      59,403,722      5,869,578    165,707,522
Interest-bearing liabilities
   Savings and checking                     58,428,792               0               0              0     58,428,792
   Time deposits< $100,000                   4,096,492       8,407,611      19,612,368              0     32,116,471
   Time deposits>$100,000                    7,190,616      13,861,767      16,067,619              0     37,120,002
   Repurchase agreements and
        Federal funds purchased             17,556,381               0               0              0     17,556,381
   Notes payable and Federal Home
        Loan Bank advances                   7,500,000               0       2,000,000              0      9,500,000
                                          --------------------------------------------------------------------------
                                            94,772,281      22,269,378      37,679,987              0    154,721,646
Net asset (liability) repricing gap       $ (7,059,939)   $ (9,547,498)   $ 21,723,735   $  5,869,578   $ 10,985,876
                                          ==========================================================================
Cumulative net asset (liability)
        repricing gap                     $ (7,059,939)   $(16,607,437)   $  5,116,298   $ 10,985,876
                                          ===========================================================


Currently the Bank has a negative repricing gap which indicates that the bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Bank's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Bank's March 31, 2002 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that future reductions in the Bank's internal prime could be completely absorbed by reductions to the Bank's deposit rates. Some deposit rates are reaching the bottom limit of what can be paid.

The provision for loan losses for the first quarter of 2002 was $127,800 compared to a figure of $101,500 for the same period in 2001. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first quarter totaled $186,451 and represented an increase of 12% over last year's first quarter. Although service charge income appeared to remain

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

relatively flat between 2002's first quarter and the similar quarter in 2001, the small increase accounted for 10% of the overall increase in non-interest income. Additionally, management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Improving as well were mortgage loan referral fees. Fees earned for the first quarter ended March 31, 2002 were $9,382 more than the same period in 2001. Comparing the similar quarter, fees of this type improved 26% over last year. It is difficult to predict future contributions of mortgage loan referral fees to non-interest income because of their dependence on interest rates, which are subject to market forces. Other non-interest income consists of a variety of categories. The ones showing the most dramatic improvement from last years first quarter to this years were commissions on credit life insurance sold, debit card fee income and credit card interchange income. The total increase amongst these were roughly $6,000 or 31% of the improvement in non-interest income.

Non-interest expenses for the first three months of 2002 increased 13% over the same period in 2001. The figure for the first quarter of 2002 was $1,145,710 compared to a total of $1,014,167 for the first three months of 2001. Salaries and benefits comprised 47% of the first quarter increase. There were an additional 6 full-time equivalent employees at March 31, 2002 compared to March 31, 2001. Occupancy and furniture and equipment expenses grew $9,155 (5%) for the first three months of 2002 compared to the similar periods in 2001. An increase in property taxes for the Bank's main office was mostly the cause of this fluctuation. Advertising expense actually decreased by $7,809 from the first quarter of 2002 compared to the first quarter of 2001. During last year's first quarter the Bank incurred additional costs to announce the grand opening of its North Muskegon location. As expected, data processing expenses have increased as a result of the Bank's expanding customer base. This category has grown 39% in the first three months of 2002 compared to the same period in 2001 and is responsible for 12% of the total increase in non-interest expenses so far this year. Expenses of this nature are an unavoidable cost of doing business for a financial institution. Professional services expense decreased by $13,390 when comparing the first three months of 2002 with the similar period one year ago. Legal expenses incurred by the Corporation have been lower in 2002 by $11,000. The line item showing other non-interest expenses has increased $65,571 compared to the similar quarter in 2001. In 2001, the Bank began paying its directors a fee for attending scheduled Board and Committee meetings. By March 31, 2002, the Bank had paid $13,900 in director's fees verses $5,700 being paid in 2001. The change in this category accounts for 13% of the increase in other non-interest expense. Another category of other non-interest expense that has increased is correspondent bank service charges. An additional $7,786 has been paid through March of 2002 compared to the first three months of 2001. Due to the general growth of the Bank it is expected that the number of items processed on a daily basis will proportionately increase and cause charges of this type to climb. In the first three months of 2002 the Bank accrued State of Michigan Business Taxes of $11,284 compared to none being accrued for the same time period in 2001. No Federal Income Tax accruals were made for either the first quarter of 2002 or that of 2001. Given the fact that the Corporation is now profitable the net operating losses accumulated in the first years of operation are being used to offset the tax liability on current profits. At this time it is estimated that the net operating losses will continue offsetting income throughout 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:


 EXHIBIT NO.                 EXHIBIT DESCRIPTION
 -----------                 -------------------

   3.1        Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
   3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
   3.3        First Amendment to the Bylaws of the Company dated December 19,
              2001.
   10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated February 25, 2002.
   10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.


                               COMMUNITY SHORES BANK CORPORATION



                               By:  /s/ Jose' A. Infante
                                  -------------------------------------
                               Jose' A. Infante
                               Chairman of the Board, President and Chief
                                Executive Officer (principal executive officer)



                               By:  /s/ Tracey A. Welsh
                                  -------------------------------------
                               Tracey A. Welsh
                               Chief Financial Officer and Vice President
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION
-----------   ------------------

   3.1        Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
   3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
   3.3        First Amendment to the Bylaws of the Company dated December 19,
              2001.
   10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated February 25, 2002.
   10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002.