Form 10QSB
period 2002-06-30
COMMUNITY SHORES BANK CORP
filed 2002-08-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

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
                          Yes   X           No
                              ------          -----

At July 31, 2002, 1,263,750 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                           Yes               No   X
                              -----             -----

                     Community Shores Bank Corporation Index


PART I.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item 1.  Financial Statements .........................................................        1

              Item 2.  Management's Discussion and Analysis or Plan of
                       Operation.....................................................................       11


PART II.      Other Information

              Item 1.  Legal Proceedings ............................................................       21

              Item 2.  Changes in Securities ........................................................       21

              Item 3.  Defaults upon Senior Securities ..............................................       22

              Item 4.  Submission of Matters to a Vote of Security Holders ..........................       22

              Item 5.  Other Information ............................................................       22

              Item 6.  Exhibits and Reports on Form 8-K .............................................       22

              Signatures ............................................................................       24

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,              December 31,
                                                                                     2002                    2001
                                                                                -------------           -------------
ASSETS
Cash and due from financial institutions                                        $   3,633,406           $   2,191,280
Interest-bearing deposits in other financial institutions                             102,615                  79,641
Federal funds sold                                                                  3,750,000                       0
                                                                                -------------           -------------
     Total cash and cash equivalents                                                7,486,021               2,270,921

Securities
   Available for sale                                                              23,637,478              24,671,925
   Held to maturity (fair value of $51,429 at June 30, 2002 and
          $60,000 at December 31, 2001)                                                51,429                  60,000
                                                                                -------------           -------------
     Total securities                                                              23,688,907              24,731,925

Loans                                                                             132,224,247             118,115,580
Less: Allowance for loan losses                                                     1,771,825               1,535,543
                                                                                -------------           -------------
     Net loans                                                                    130,452,422             116,580,037

Federal Home Loan Bank stock                                                          425,000                 425,000
Premises and equipment, net                                                         3,038,072               3,173,724
Accrued interest receivable                                                           708,873                 703,433
Other assets                                                                          347,112                 306,236
                                                                                -------------           -------------
     Total assets                                                               $ 166,146,407           $ 148,191,276
                                                                                =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                                       $  11,499,780           $   9,217,298
     Interest-bearing                                                             118,666,686             100,931,036
                                                                                -------------           -------------
          Total deposits                                                          130,166,466             110,148,334

Federal funds purchased and repurchase agreements                                  15,583,508              18,964,598
Federal Home Loan Bank advances                                                     6,000,000               6,000,000
Notes payable                                                                       3,600,000               3,400,000
Accrued expenses and other liabilities                                                737,293                 544,256
                                                                                -------------           -------------
     Total liabilities                                                            156,087,267             139,057,188

Shareholders' Equity
     Preferred Stock, no par value: 1,000,000 shares
       authorized and none issued                                                           0                       0
     Common Stock, no par value: 9,000,000 shares authorized,
       1,263,750 and 1,170,000 shares issued and outstanding                       11,609,759              10,871,211
     Retained deficit                                                              (1,854,560)             (2,190,931)
     Accumulated other comprehensive income                                           303,941                 453,808
                                                                                -------------           -------------

     Total shareholders' equity                                                    10,059,140               9,134,088
                                                                                -------------           -------------
     Total liabilities and shareholders' equity                                 $ 166,146,407           $ 148,191,276
                                                                                =============           =============



          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months     Three Months      Six Months       Six Months
                                                                  Ended            Ended            Ended            Ended
                                                                 06/30/02         06/30/01         06/30/02         06/30/01
                                                               ------------     ------------      ----------       ----------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                           $2,262,911       $2,222,153       $4,422,761       $4,440,675
Securities                                                         321,310          312,867          648,309          632,184
Federal funds sold, FHLB dividends and other income                 28,643           61,586           96,634          161,785
                                                                ----------       ----------       ----------       ----------
     Total interest income                                       2,612,864        2,596,606        5,167,704        5,234,644
INTEREST EXPENSE
Deposits                                                         1,042,392        1,308,151        2,120,640        2,748,650
Repurchase agreements and federal funds purchased
     and other debt                                                 72,044          113,785          157,030          222,916
Federal Home Loan Bank advances and notes payable                  141,584          152,325          280,460          288,091
                                                                ----------       ----------       ----------       ----------
     Total interest expense                                      1,256,020        1,574,261        2,558,130        3,259,657

NET INTEREST INCOME                                              1,356,844        1,022,345        2,609,574        1,974,987
Provision for loan losses                                          159,940           91,220          287,740          192,720
                                                                ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              1,196,904          931,125        2,321,834        1,782,267
Noninterest income
Service charges on deposit accounts                                127,680          111,463          227,353          209,202
Mortgage loan referral fees                                         23,981           46,780           68,916           82,333
Gain on sale of loans                                               12,205                0           14,283                0
Gain on disposition of securities                                        0                0                0            5,036
Other                                                               50,846           28,133           90,611           56,626
                                                                ----------       ----------       ----------       ----------
     Total noninterest income                                      214,712          186,376          401,163          353,197

Noninterest expense
Salaries and employee benefits                                     657,363          547,716        1,276,786        1,105,281
Occupancy                                                           69,925           63,912          141,301          124,060
Furniture and equipment                                            112,131          113,440          222,998          226,380
Advertising                                                         22,667           14,614           36,878           36,634
Data Processing                                                     60,560           51,490          117,686           92,458
Professional services                                               74,249           95,325          116,533          150,999
Other                                                              244,021          199,146          474,444          363,998
                                                                ----------       ----------       ----------       ----------
     Total noninterest expense                                   1,240,916        1,085,643        2,386,626        2,099,810

INCOME BEFORE INCOME TAXES                                         170,700           31,858          336,371           35,654
Federal income tax expense                                               0                0                0                0
                                                                ----------       ----------       ----------       ----------
NET INCOME                                                      $  170,700       $   31,858       $  336,371       $   35,654
                                                                ==========       ==========       ==========       ==========

Weighted average shares outstanding                              1,207,088        1,170,000        1,188,646        1,170,000
                                                                ==========       ==========       ==========       ==========
Basic and diluted income per share                              $     0.14       $     0.03       $     0.28       $     0.03
                                                                ==========       ==========       ==========       ==========




          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                  Accumulated
                                                                                                      Other           Total
                                                                 Common           Retained        Comprehensive    Shareholders'
                                                 Shares           Stock            Deficit        Income (Loss)       Equity
                                              ---------------------------------------------------------------------------------
Balance, January 1, 2001                       1,170,000      $ 10,871,211      $ (2,619,299)     $    241,334     $  8,493,246

Comprehensive Income:
     Net Income                                                                       35,654                             35,654
     Unrealized gain on securities
     available for sale                                                                                166,751          166,751
                                                                                                                   ------------
          Total comprehensive income                                                                                    202,405
                                              ---------------------------------------------------------------------------------

Balance, June 30, 2001                         1,170,000      $ 10,871,211      $ (2,583,645)     $    408,085     $  8,695,651
                                              =================================================================================


Balance, January 1, 2002                       1,170,000      $ 10,871,211      $ (2,190,931)     $    453,808     $  9,134,088

Proceeds from sale of stock, net of
     offering costs                               93,750           738,548                                              738,548

Comprehensive Income:
     Net Income                                                                      336,371                            336,371
     Unrealized loss on securities
     available for sale                                                                               (149,867)        (149,867)
                                                                                                                   ------------
          Total comprehensive income                                                                                    186,504
                                              ---------------------------------------------------------------------------------

Balance, June 30, 2002                         1,263,750      $ 11,609,759      $ (1,854,560)     $    303,941     $ 10,059,140
                                              =================================================================================



          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three months    Three months     Six months      Six months
                                                                   ended           ended           ended           ended
                                                               June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                               -------------   --------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                 $    170,700    $     31,858    $    336,371    $     35,654
     Adjustments to reconcile net income to net cash
        from operating activities
          Provision for loan losses                                  159,940          91,220         287,740         192,720
          Depreciation and amortization                               97,295         107,447         193,648         213,056
          Net accretion of securities                                (21,974)        (41,500)        (37,988)        (77,643)
          Net realized gain on disposition of securities                   0               0               0          (5,036)
          Net realized gain on sale of loans                         (12,205)              0         (14,283)              0
         Loan originations                                        (4,660,380)              0      (4,793,380)              0
         Proceeds from loan sales                                  4,672,585               0       4,807,663               0
          Net change in:
               Accrued interest receivable and other assets           36,748          72,969         (46,316)        108,182
               Accrued interest payable and other liabilities        (13,357)       (542,145)         36,463        (358,353)
                                                                ------------    ------------    ------------    ------------
                   Net cash from operating activities                429,352        (280,151)        769,918         108,580
CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
          Sales                                                            0               0               0               0
          Maturities, prepayments and calls                       14,061,152       3,505,337      17,274,040       6,533,557
          Purchases                                               (3,195,781)     (3,192,052)    (16,194,898)     (6,189,163)
     Activity in held-to-maturity securities:
          Maturities                                                   8,571               0           8,571               0
          Purchases                                                        0         (60,000)              0         (60,000)
     Loan originations and payments, net                          (7,627,724)     (3,055,288)    (14,160,125)     (8,607,105)
     Purchase of Federal Home Loan Bank stock                              0        (125,000)              0        (125,000)
     Additions to premises and equipment                             (22,536)        (61,514)        (57,996)       (197,276)
                                                                ------------    ------------    ------------    ------------
               Net cash used in investing activities               3,223,682      (2,988,517)    (13,130,408)     (8,644,987)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       (7,444,549)     (2,311,817)     20,018,132       7,562,588
     Net change in federal funds purchased and
          repurchase agreements                                   (1,972,873)        622,291      (3,381,090)      2,510,904
     Federal Home Loan Bank activity:
          New Advances                                                     0       2,500,000       1,500,000       2,500,000
          Maturities and payments                                          0      (1,500,000)              0
     Net proceeds from note payable                                  100,000         145,000         200,000         995,000
     Net proceeds from stock offering                                738,548               0         738,548               0
                                                                ------------    ------------    ------------    ------------
               Net cash from financing activities                 (8,578,874)        955,474      17,575,590      13,568,492

Net change in cash and cash equivalents                           (4,925,840)     (2,313,194)      5,215,100       5,032,085
Beginning cash and cash equivalents                               12,411,861      13,607,605       2,270,921       6,262,326
                                                                ------------    ------------    ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                                $  7,486,021    $ 11,294,411    $  7,486,021    $ 11,294,411
                                                                ============    ============    ============    ============
Supplemental cash flow information:
     Cash paid during the period for interest                      1,228,582    $  2,141,748    $  2,482,071    $  2,932,621


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months and six months ended June 30, 2002 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2001. Some items in the prior year financial statements were reclassified to conform to the current presentation.



2.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at June 30, 2002 and at December 31, 2001:

                                                                       Gross         Gross
                                                     Amortized       Unrealized    Unrealized          Fair
                                                        Cost           Gains         Losses            Value         %
         ---------------------------------------------------------------------------------------------------------------
         Available for sale:
             US Government and federal agency       $ 12,062,666      295,086           (121)      $ 12,357,631     52.2%
             Municipal securities                        219,603        6,805              0            226,408      0.9
             Mortgaged-backed securities              10,894,692      171,551        (12,804)        11,053,439     46.7
                                                    --------------------------------------------------------------------
                                                      23,176,961      473,442        (12,925)        23,637,478     99.8
         Held to maturity:
             Municipal securities                         51,429            0              0             51,429      0.2
                                                    --------------------------------------------------------------------
         Total securities at June 30, 2002          $ 23,228,390     $473,442      $ (12,925)      $ 23,688,907    100.0%
                                                    ====================================================================

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SECURITIES-continued

                                                                       Gross            Gross
                                                       Amortized     Unrealized       Unrealized         Fair
                                                         Cost          Gains            Losses           Value         %
         -----------------------------------------------------------------------------------------------------------------
         Available for sale:
             US Treasuries                           $    499,955            0            (273)      $    499,682      2.0%
             US Government and federal agency          12,129,428      391,297         (12,849)        12,507,876     50.6
             Municipal securities                         219,579            0          (2,212)           217,367      0.9
             Mortgaged-backed securities               11,369,155      115,988         (38,143)        11,447,000     46.3
                                                     ---------------------------------------------------------------------
                                                       24,218,117      507,285         (53,477)        24,671,925     99.8
         Held to maturity:
             Municipal securities                          60,000            0               0             60,000      0.2
                                                     ---------------------------------------------------------------------
         Total securities at December 31, 2001       $ 24,278,117     $507,285       $ (53,477)      $ 24,731,925    100.0%
                                                     =====================================================================

         Securities decreased $1,043,018 during the first six months of 2002. Below is the schedule of maturities for investments held at June 30, 2002:

                                               Securities available for sale         Securities held to maturity
                                                Amortized             Fair             Amortized        Fair
                                                  Cost                Value              Cost           Value
         ------------------------------------------------------------------------------------------------------
         Due in one year or less              $  6,585,551        $  6,663,537         $      -        $      -
         Due from one to five years              5,477,109           5,694,090                0               0
         Due in more than five years               219,603             226,409                0               0
         Mortgage-backed and Municipal          10,894,698          11,053,442           51,429          51,429
                                              -----------------------------------------------------------------
                                              $ 23,176,961        $ 23,637,478         $ 51,429        $ 51,429
                                              =================================================================



3.       LOANS

         Loans increased $14,108,667 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 to the end of the first half of 2002 were as follows:

                                                                                                                  Percent
                                                June 30, 2002                    December 31, 2001                Increase/
                                                   Balance       %                    Balance        %           (Decrease)
                                                --------------------             -----------------------         ----------
         Commercial, financial and other        $ 101,427,036   76.7%              $  89,258,193    75.6%            13.6%
         Real estate-construction                   1,932,137    1.5                   3,081,361     2.6            (37.3)
         Real estate-mortgages                      4,998,303    3.8                   3,761,403     3.2             32.9
         Installment loans to individuals          23,866,771   18.0                  22,014,623    18.6              8.4
                                                --------------------               ---------------------
                                                  132,224,247  100.0%               118,115,580    100.0%
                                                               =====                               =====
          Less allowance for loan losses            1,771,825                          1,535,543
                                                -------------                      -------------
                                                $ 130,452,422                      $ 116,580,037
                                                =============                      =============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three month and six month periods ended June 30, 2002 and 2001:

                                                      Three Months       Three Months        Six Months         Six Months
                                                          Ended             Ended              Ended              Ended
                                                         06/30/02          06/30/01           06/30/02           06/30/01
        --------------------------------------------  ------------       ------------        -----------        -----------
        Beginning Balance                              $ 1,675,599        $ 1,321,094        $ 1,535,543        $ 1,269,050

        Charge-offs                                        (67,436)           (38,986)           (78,060)          (111,307)
        Recoveries                                           3,722              8,871             26,602             31,736
        Provision charged against operating expense        159,940             91,220            287,740            192,720
                                                       -----------        -----------        -----------        -----------

        Ending Balance                                 $ 1,771,825        $ 1,382,199        $ 1,771,825        $ 1,382,199
                                                       ===========        ===========        ===========        ===========



5.       DEPOSITS

         Deposit balances increased $20,018,132 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 to the end of the first half of 2002 were as follows:

                                                                                                         Percent
                                          June 30, 2002                   December 31, 2001              Increase/
                                             Balance        %                  Balance         %        (Decrease)
                                         ----------------------           ------------------------      ----------
         Noninterest-bearing
              Demand                     $  11,499,780     8.8%             $   9,217,298     8.4%           24.8%
         Interest-bearing
              Checking                      24,326,809    18.7                 20,979,462    19.0            16.0
              Money Market                  19,464,913    15.0                 18,612,647    16.9             4.6
              Savings                        2,841,202     2.2                  2,332,538     2.1            21.8
              Time, under $100,000          35,007,900    26.9                 30,913,935    28.1            13.2
              Time, over $100,000           37,025,862    28.4                 28,092,454    25.5            31.8
                                         ----------------------             ----------------------

         Total Deposits                  $ 130,166,466   100.0%             $ 110,148,334   100.0%
                                         ======================             ======================



6.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at December 31, 2001. At June 30, 2002, the Company's short-term borrowings were made up of repurchase agreements only. In the six month period since December 31, 2001, repurchase agreements increased $3,318,910. The June 30, 2002 and December 31, 2001 information was as follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       SHORT-TERM BORROWINGS-continued


                                                           Repurchase             Federal Funds
                                                           Agreements               Purchased
                                                          ------------            -------------
         Outstanding at June 30, 2002                     $ 15,583,508             $         0
         Average interest rate at period end                      1.92%                   0.00%
         Average balance during year                        15,075,933                 630,000
         Average interest rate during year                        1.95%                   2.06%
         Maximum month end balance during year              17,556,381                       0

         Outstanding at December 31, 2001                 $ 12,264,598             $ 6,700,000
         Average interest rate at year end                        2.04%                   1.82%
         Average balance during year                        12,282,957               1,053,836
         Average interest rate during year                        3.36%                   3.16%
         Maximum month end balance during year              14,589,092               6,700,000


7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a market value of $6,228,301 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2002 and December 31, 2001 are:

                                       Current
                                      Interest
         Maturity Date:                 Rate              June 30, 2002           December 31, 2001
         ------------------------     --------            -------------           -----------------
         March 24, 2010                 5.99                 $1,500,000                  $1,500,000
         November 3, 2010               5.95                  2,000,000                   2,000,000
         December 13, 2010              5.10                  2,500,000                   2,500,000
                                                          -------------           -----------------

         Total outstanding at                                $6,000,000                  $6,000,000
                                                          =============           =================



8.       NOTES PAYABLE

         Since June 28, 2000, the Company borrowed $3,600,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce
         J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.       NOTES PAYABLE-continued

         LLC members, Mr. Gluhanich and Mr. Chandonnet, lent money directly as well as taking part in the LLC. A summary of the loans is given below:

         ----------------------------------------------------------------------------------
         Loan from:                         Aggregate         Current         Maturity
                                            Principal         Rate
                                            Amount
         ----------------------------------------------------------------------------------
         Robert L. Chandonnet               $  200,000        6.25%           June 30, 2007
         Michael D. Gluhanich               $  100,000        6.25%           June 30, 2007
         Donald E. Hegedus                  $  500,000        6.25%           June 30, 2007
         John L. Hilt                       $  750,000        6.25%           June 30, 2007
         Community Shores
         LLC                                $2,050,000        6.25%           June 30, 2007
         ----------------------------------------------------------------------------------
         Total                              $3,600,000
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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2002 and December 31, 2001 follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       COMMITMENTS AND OFF-BALANCE SHEET RISK-continued

                                                              June 30,           December 31,
                                                                2002                2001
                                                           ------------         ------------
         Letters of credit                                 $    265,000         $  1,237,000
         Commercial unused lines of credit                   21,873,000           26,083,000
         Consumer unused lines of credit                      5,894,000            4,986,000
         Residential construction commitments                   498,000              723,000

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

                                       Capital to risk weighted
                                               assets
                                       ------------------------         Tier 1 Capital
                                         Total        Tier 1           to average assets
                                       ---------     --------          -----------------
         Well capitalized                    10%          6%                  5%
         Adequately capitalized               8           4                   4
         Undercapitalized                     6           3                   3


                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      REGULATORY MATTERS-continued

         Actual capital levels and minimum required levels at June 30, 2002 for the Company and Bank were:

                                              Actual               Adequately Capitalized             Well Capitalized
                                         ---------------------     -----------------------          -------------------
                                            Amount       Ratio         Amount        Ratio             Amount     Ratio
           June 30, 2002                 ---------------------     -----------------------          -------------------
         ---------------------------
         Total capital (to risk-
            weighted assets)
               Consolidated              $ 15,127,024    10.67%    $ 11,344,946      8.00%          $ 14,181,183  10.00%
               Bank                        14,572,197    10.28       11,344,066      8.00             14,180,083  10.00

         Tier 1 capital (to risk-
            weighted assets)
               Consolidated                 9,755,199     6.88        5,672,473      4.00              8,508,710   6.00
               Bank                        12,800,372     9.03        5,672,033      4.00              8,508,050   6.00

         Tier 1 capital (to
            average assets)
               Consolidated                 9,755,199     5.85        6,672,604      4.00              8,340,755   5.00
               Bank                        12,800,372     7.71        6,642,753      4.00              8,303,441   5.00


         The Company and the Bank were in the well capitalized category at June 30, 2002. The Company is closely monitoring the Bank's growth and expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and the Mortgage Company, through June 30, 2002 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2002 to that at December 31, 2001. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2002 as compared to the same periods of 2001. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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


FINANCIAL CONDITION

Total assets increased by $17,955,131 to $166,146,407 at June 30, 2002 from $148,191,276 at December 31, 2001. This is an 12% increase in assets during the first half of 2002. Growth is mostly attributable to an increase in loan volume. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $5,215,100 to $7,486,021 at June 30, 2002 from $2,270,921 at December 31, 2001. This increase was the result of an additional $1,465,100 being held at other financial institutions mostly due to a delay in the timing of cash letter charges resulting from a switch in lead correspondent banks. On May 20, 2002, Community Shores Bank began using Fifth Third Bank as its lead correspondent bank. Additionally there was $3,750,000 in federal funds sold on June 30, 2002 compared to none being sold on December 31, 2001.

Securities held decreased by $1,043,018 in the first half of 2002. Security purchases are mainly driven by general growth in the Bank's repurchase agreement account holdings. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. Although the repurchase agreement balances increased since December 2001 the security portfolio decreased. At year-end 2001, there were securities with a par amount of $18,010,000 pledged to repurchase accounts. The excess pledged items roughly totaled $5,700,000. Given this situation, the Bank was able to allow several pledged securities to mature without being replaced and still accommodate growth in this product. As of June 30, 2002, there was an excess of pledged securities in the Bank's investment portfolio with a par value of approximately $1,400,000. If the repurchase balances continue to increase, the purchase of additional Treasuries and Agencies would be required to fulfill the collateralization requirement.

Total loans climbed to $132,224,247 at June 30, 2002 from $118,115,580 at December 31, 2001. Of the $14,108,667 increase experienced, 86% occurred in the commercial loan portfolio and 13% occurred in the installment loan portfolio. The "wholesale" banking focus applied since opening in 1999 continued during the first six months of 2002. Presently, the commercial category of loans comprises 77% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $1,852,148 or 8%, over the balance reported at December 31, 2001. Growth in this category was mostly the result of new business in direct and indirect automobile loans and home equity loans. Overall, the growth in total loans was above expectations. Management is optimistic about additional volume in the remaining quarters of 2002 given the favorable interest rate environment and the opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2002 have been included below:

                                       Within         Three to          One to          After
                                        three          twelve            five           five
                                       months          months           years           years           Total
                                    ----------------------------------------------------------------------------
Commercial, financial and other     $16,057,756     $28,471,014      $54,632,700     $2,265,566     $101,427,036
Real estate-construction                552,765       1,333,087           46,285              0        1,932,137
Real estate-mortgages                    24,263          79,125          743,394      4,151,521        4,998,303
Installment loans to individuals      1,086,702       3,287,552       16,323,841      3,168,676       23,866,771
                                    ----------------------------------------------------------------------------
                                    $17,721,486     $33,170,778      $71,746,220     $9,585,763     $132,224,247
                                    ============================================================================

Loans at fixed rates                  1,527,239       3,900,325       54,769,068      8,299,201      $68,495,833
Loans at variable rates              16,194,247      29,270,453       16,977,152      1,286,562       63,728,414
                                    ----------------------------------------------------------------------------
                                    $17,721,486     $33,170,778      $71,746,220     $9,585,763     $132,224,247
                                    ============================================================================

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At June 30, 2002, the allowance totaled $1,771,825 or approximately 1.34% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at June 30, 2002 was as follows:

                                                         June 30, 2002                    December 31, 2001
                                                                    Percent of                      Percent of
                                                                     allowance                      allowance
Balance at End of Period Applicable to:                             related to                      related to
                                                     Amount        loan category         Amount    loan category
                                                 ---------------  ---------------      ----------  -------------
Commercial                                            $1,411,642            79.7%      $1,180,208           76.9%
Residential real estate                                   62,335             3.5           68,268            4.4
Installment                                              297,848            16.8          287,067           18.7
Unallocated                                                    0             0.0                0            0.0
                                                 ---------------  ---------------      ----------  -------------

Total                                                 $1,771,825           100.0%      $1,535,543          100.0%
                                                 ===============  ===============      ==========  =============



Management will continue to monitor the allocation and make necessary adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $287,740 was provided for since December 31, 2001. At the end of June 2002, loans 30-59 days past due totaled $893,635 up from $735,005 at December 31, 2001. Approximately $451,000 of the increase in these past due balances was related to commercial loans which was offset by a decrease in retail past dues of $293,000. There was a total of $171,980 past due 60-89 days and $316,532 past due more than 89 days at the end of 2001 compared to $176,003 past due 60-89 days and $313,154 past due more than 89 days at the end of the first half of 2002. Since December 31, 2001, the percentage of loans past due has remained relatively flat in most categories. At June 30, 2002, the Bank had eight non-accrual loans with an aggregate total of $393,516. The Bank had no non-accrual loans at the end of December 2001. Net charge-offs recorded in 2001 were $128,527. In the first six months of 2002, the Bank had net charge-offs of $51,458. Although non-accruals and net charge-offs have increased since year-end 2001, management feels that it is all in the normal seasoning of the portfolio and that our non-accruals and net charge-off statistics are in line with our peer banks.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Bank premises and equipment decreased $135,652 to $3,038,072 at June 30, 2002 from $3,173,724 at December 31, 2001. Accumulated depreciation and amortization represented $1,001,789 at year-end compared to $1,195,436 at June 30, 2002. No significant capital expenditures were made in the first half of 2002.

Other assets increased $40,876 from December 31, 2001 to June 30, 2002. The Bank's prepaid expenses were responsible for all of the increase. In general, prepaid expenses are at their lowest point at year-end and highest at the first half of the year.

Deposit balances were $130,166,466 at June 30, 2002 up from $110,148,334 at December 31, 2001. Non-interest bearing checking increased $2,282,482 or 25% since 2001 year-end. The increase in the categories of interest bearing checking and money market accounts was $4,199,613 for the first half of 2002. Time deposits and savings accounts increased $13,536,037 or 22% since December 31, 2001. Sometimes management chooses to fund a portion of the Bank's loan growth by obtaining brokered deposits. As such, brokered deposits went from 23% to 28% of total deposits during the first half of 2002. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Local initiatives have also been successful in the first six months of 2002. As a result of three certificate of deposit campaigns the Bank managed to book over $6,828,000 in new deposits. Although the bookings only netted a local deposit increase of $1,748,553 it was viewed as a positive event to retain such a significant portion of the maturing deposits with the rate environment as it is currently.

Repurchase agreements increased $3,318,910 since December 31, 2001. This represents an increase of 27% for the first six months of 2002. The growth is attributable to existing customers increasing their carrying balances from those held at year-end as well as the addition of new customers using this banking product. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding was $6,000,000 at both June 30, 2002 and December 31, 2001. On January 9, 2002, the Bank arranged to borrow $1,500,000 for 180 days at a variable rate. The proceeds were used to resolve a short-term liquidity deficit at the beginning of 2002. The loan was repaid on January 22, 2002. In March, two of the three putable advances owned by the Bank were eligible for conversion to a floating rate at the option of the FHLB. The FHLB did not exercise its right in either case. The putable advances of $2,500,000 and $1,500,000 continue to accrue interest at rates of 5.10% and 5.99% respectively. Going forward the FHLB will have the right to exercise its option on both notes every ninety days. In the event that either note converts to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time, it is not anticipated that either advance will convert to a floating rate given the nature of the current rate environment.

As of June 30, 2002, the Company had borrowed $3,600,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank and to provide cash for

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


the operating expenses of the Company. The current balance is $200,000 more than the outstanding balance on December 31, 2001. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 6.25% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on October 15, 2002. During the second quarter $200,000 was contributed to the Bank's capital to achieve a well capitalized risk based capital position. Based on anticipated asset growth rates for the next two quarters, the Bank is expecting to again need additional funds beyond the growth in its retained earnings to maintain a well capitalized capital ratio. The Company has evaluated several possible strategies to effectively increase capital levels. Since May of 2002, the Company obtained $738,548 of capital through the sale of common stock. These additional funds are expected to be contributed to the Bank to maintain the desired capital ratio. The Company intends to obtain more capital in the near future.





RESULTS OF OPERATIONS

The net income for the second quarter of 2002 was $170,700 which compares favorably to the net income of $31,858 recorded in the second quarter of 2001. At June 30, 2002, the Company's year to date income of $336,371 was an improvement of 843% over reported net income of $35,654 for the first half of last year. For the second quarter and first half of 2002, the annualized return on the Company's average total assets was .41% and .40% respectively. The Company's return on average equity was 7.12% for the second quarter of 2002 and 7.20% for the first six months. At June 30, 2002, the ratio of average equity to average assets was 5.78% for the second quarter and 5.60% for the first half of 2002. The Company's retained deficit was $1,854,560 at June 30, 2002 compared to $2,190,931 at December 31, 2001. The actual operating results for the second quarter and first half of 2002 were better than management's internal, budgeted goal. The main contributing factor to the above results is the improvement in net interest income.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                                Six months ended June 30:
                                                                        2002                                    2001
                                                       Average                       Average       Average                   Average
                                                       balance           Interest      rate        balance       Interest      rate
                                                    ---------------------------------------     -----------------------------------
Assets
     Federal funds sold and interest-bearing
        deposits with other financial institutions  $   9,891,218      $    83,724     1.69%    $   5,899,993   $   150,044    5.09%
     Investment securities                             24,838,933          661,219     5.32        19,785,008       643,925    6.51
     Loans                                            125,301,582        4,422,761     7.06       101,140,465     4,440,675    8.78
                                                    -------------      --------------------     -----------------------------------
                                                      160,031,733        5,167,704     6.46       126,825,466     5,234,644    8.25
     Other assets                                       6,783,375                                   6,845,233
                                                    -------------                               -------------
                                                    $ 166,815,108                               $ 133,670,699
                                                    =============                               =============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                      $ 121,718,136      $ 2,120,640     3.48      $ 96,923,518   $ 2,748,650    5.67
     Federal funds purchased and repurchase
          agreements                                   15,722,066          157,030     2.00        11,277,092       222,916    3.95
     Note payable and Federal Home Loan
          Bank advances                                 9,617,680          280,460     5.83         8,546,160       288,091    6.74
                                                    -------------      --------------------     -----------------------------------
                                                      147,057,882        2,558,130     3.48       116,746,770     3,259,657    5.58
                                                                       -----------                              -----------
     Noninterest-bearing deposits                       9,754,681                                   7,467,260
     Other liabilities                                    654,242                                     859,307
     Shareholders' Equity                               9,348,303                                   8,597,362
                                                    --------------                              --------------
                                                    $ 166,815,108                               $ 133,670,699
                                                    ==============                              ==============
Net interest income                                                    $ 2,609,574                              $ 1,974,987
                                                                       ===========                              ===========
Net interest spread on earning assets                                                  2.98%                                  2.67%
                                                                                       ====                                   ====

Net interest margin on earning assets                                                  3.26%                                  3.11%
                                                                                       ====                                   ====



The net interest spread on average earning assets increased 31 basis points to
2.98 since June 30, 2001.The net interest margin improved 15 basis points from 3.11% at June 30, 2001 to 3.26% at June 30, 2002. Year to date net interest income was $2,609,574 compared to a figure of $1,974,987 for the same six months in 2001, an increase of $634,587 or 32%. Interest income recorded for the first half was generated primarily from booking loans, purchasing securities, and selling federal funds. Year to date interest income through June 30, 2002 was $5,167,704 compared to $5,234,644 recorded for the same six month period in 2001. The net decrease reflects 1% less interest income recorded so far in 2002 compared to 2001. The reduction is a direct result of an average difference in the Bank's internal prime rate of approximately 2.61%. The average rate earned on interest-earning assets was 6.46% for the six months ended June 30, 2002 compared to 8.25% for the same period in 2001. This decrease of 179 basis points resulted primarily from the changes in the Bank's internal prime rate mentioned above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. At June 30, 2002, 48% of the Bank's loan portfolio was variable and average loans outstanding had increased $24,161,117 over the same period end one-year earlier. Additionally, interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Bank advances and Notes Payable decreased 22% for the first six months of the year compared to the first six months of 2001. This category totaled
$2,558,130 through June 30, 2002 which was a $701,527 reduction over the total recorded for the same period in 2001. The favorable change in the net interest margin is directly attributable to the Bank's success in securing a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 210 basis points less than what was paid a year earlier. Similarly, an analysis of the second quarter information shows the Company's ability to maintain a lower cost of funds. The yield on interest earning liabilities decreased by 191 basis points in the second quarter of 2002 compared to the same period last year. This was the main contributing factor towards the Company realizing a net interest margin improvement of 22 basis points over the second quarter of 2001. Details of the quarter to quarter comparison are shown below.

                                                                                 Three months ended June 30:
                                                                         2002                                    2001
                                                        Average                   Average       Average                     Average
                                                        balance       Interest     rate         balance        Interest       rate
                                                     ------------------------------------    --------------------------------------
Assets
     Federal funds sold and interest-bearing
        deposits with other financial institutions   $   5,197,397   $    22,021    1.69%    $   4,880,403   $    55,763      4.57%
     Investment securities                              25,456,828       327,932    5.15        20,304,723       318,690      6.28
     Loans                                             129,166,865     2,262,911    7.01       103,419,314     2,222,153      8.59
                                                     -----------------------------------     -------------------------------------
                                                       159,821,090     2,612,864    6.54       128,604,440     2,596,606      8.08
     Other assets                                        6,208,526                               6,851,647
                                                     -------------                           -------------
                                                     $ 166,029,616                           $ 135,456,087
                                                     =============                           =============

Liabilities and Shareholders' Equity
     Interest-bearing deposits                       $ 121,144,836   $ 1,042,392    3.44     $  96,605,731   $ 1,308,151      5.42
     Federal funds purchased and repurchase
          agreements                                    15,017,750        72,044    1.92        11,829,414       113,785      3.85
     Note payable and Federal Home Loan
          Bank advances                                  9,580,220       141,584    5.91         9,037,418       152,325      6.74
                                                     -----------------------------------     -------------------------------------
                                                       145,742,806     1,256,020    3.45       117,472,563     1,574,261      5.36
                                                                     -----------                             -----------
     Noninterest-bearing deposits                       10,103,692                               8,465,150
     Other liabilities                                     593,332                                 832,671
     Shareholders' Equity                                9,589,786                               8,685,703
                                                     -------------                           -------------
                                                     $ 166,029,616                           $ 135,456,087
                                                     =============                           =============
Net interest income                                                  $ 1,356,844                             $ 1,022,345
                                                                     ===========                             ===========
Net interest spread on earning assets                                               3.09%                                     2.72%
                                                                                    ====                                      ====

Net interest margin on earning assets                                               3.40%                                     3.18%
                                                                                    ====                                      ====



As the Bank's cost of funds declines and prime rate changes continue being a possibility, asset liability management has become an important tool for assessing and monitoring interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest-earning assets to interest-bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Details of the repricing gap at June 30, 2002 were:

                                                                           Interest rate sensitivity period
                                                          Within       Three to        One to          After
                                                          three         twelve          five           five
                                                          months        months          years          years          Total
                                                      -------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
        in other financial institutions               $    102,615   $          0    $          0   $          0   $    102,615
   Federal funds sold                                    3,750,000              0               0              0      3,750,000
   Securities (including FHLB stock)                     5,752,155      5,277,389      11,328,778      1,755,585     24,113,907
   Loans                                                71,820,263      8,137,748      49,879,065      2,387,171    132,224,247
                                                      -------------------------------------------------------------------------
                                                        81,425,033     13,415,137      61,207,843      4,142,756    160,190,769
Interest-bearing liabilities
   Savings and checking                                 46,632,924              0               0              0     46,632,924
   Time deposits < $100,000                              3,397,542     10,638,019      20,972,339              0     35,007,900
   Time deposits > $100,000                              5,445,077     12,204,157      19,376,628              0     37,025,862
   Repurchase agreements and
        Federal funds purchased                         15,583,508              0               0              0     15,583,508
   Notes payable and Federal Home
        Loan Bank advances                               7,600,000      2,000,000               0              0      9,600,000
                                                      -------------------------------------------------------------------------
                                                        78,659,051     24,842,176      40,348,967              0    143,850,194
                                                      -------------------------------------------------------------------------
Net asset (liability) repricing gap                   $  2,765,982   $(11,427,039)   $ 20,858,876   $  4,142,756   $ 16,340,575
                                                      =========================================================================
Cumulative net asset (liability)
        repricing gap                                 $  2,765,982   $ (8,661,057)   $ 12,197,819   $ 16,340,575
                                                      ==========================================================


Currently the Bank has a negative twelve month repricing gap which indicates that the bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Bank's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Bank's June 30, 2002 balance sheet

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that future reductions in the Bank's internal prime could be completely absorbed by reductions to the Bank's deposit rates. Some deposit rates are reaching the bottom limit of what can be paid in today's marketplace.

The provision for loan losses for the second quarter and the first six months of 2002 were $159,940 and $287,740 compared to a figures of $91,220 and $192,720 for the same periods in 2001. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the second quarter totaled $214,712 and represented an increase of 15% over last year's second quarter. Through June 30, 2002, non-interest income was $401,163 compared to a figure of $353,197 for the first six months of 2001. Service charge income was $16,217 higher between 2002's second quarter and the similar quarter in 2001. Management believes that the service charge portion of non-interest income will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Conversely, mortgage loan referral fees recorded in the second quarter of 2002 decreased $22,799 from the figure shown in the second quarter of 2001. Since the Bank opened Community Shores Mortgage Company in March of this year the mortgage loans are handled sometimes differently resulting in an actual sale of a booked loan. Profits from these loan sales were $12,205 for the second quarter. On a year to date basis mortgage loan referral fees and gain on loan sales totaled $83,199 compared to $82,333 of mortgage loan referral fees being realized through June 30 of 2001. It is difficult to predict future contributions of mortgage loan referral fees to non-interest income because of their dependence on interest rates, which are subject to market forces. Other non-interest income consists of a variety of categories. The ones showing the most dramatic improvement from last years first half to this year's were brokerage commissions, commissions on credit life insurance sold, debit card fee income and credit card interchange income. The total increase amongst these was roughly $21,000 or 45% of the improvement in non-interest income on a year to date basis.

Non-interest expenses for the first half of 2002 increased 14% over the same period in 2001. The figure for the first six months of 2002 was $2,386,626 compared to a total of $2,099,810 for the first six months of 2001. The second quarter expenses also increased over last year's second quarter by a total of $155,273. Salaries and benefits comprised 60% of the year to date increase and 71% of the second quarter increase. There were an additional 8.5 full-time equivalent employees at June 30, 2002 compared to June 30, 2001. Occupancy and furniture and equipment expenses grew $4,704 (3%) for the second quarter and $13,859 (4%) for the first half of 2002 compared to the similar periods in 2001. Higher maintenance contract costs and an increase in property taxes for the Bank's main office were mostly the cause of this fluctuation. Advertising expense remained relatively flat on a year to date basis however an increase of $8,053 was reflected when comparing 2002's second quarter to the second quarter of 2001. The majority of the expense was related to the promotion of the community picnic that was hosted by

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


the Bank in June. As expected, data processing expenses have increased as a result of the Bank's expanding customer base as well as the addition of the personal internet banking capability. This category has grown 27% in the first half of 2002 and 18% for the second quarter compared to the same periods in 2001. These increases in data processing costs are responsible for 9% of the total increase in non-interest expenses so far this year. Expenses of this nature are an unavoidable cost of doing business for a financial institution. Professional services expense decreased by $34,466 for the half and $21,076 for the second quarter when comparing the year to date and quarterly figures reflected through June 30, 2002 with the similar periods one year ago. The line item showing other non-interest expenses has increased $44,875 compared to the similar quarter in 2001 and $110,446 compared to the same six month period last year. In 2001, the Bank began paying its directors a fee for attending scheduled Board and Committee meetings. By June 30, 2002, the Bank had accrued $36,284 in director's fees verses $11,400 accrued in 2001. The change in this category for the first six months of the year accounts for 23% of the increase in other non-interest expense on a year to date basis. Another category of other non-interest expense that has increased is correspondent bank service charges. An additional $12,435 has been paid through June of 2002 compared to the first six months of 2001. Due to the general growth of the Bank it is expected that the number of items processed on a daily basis will proportionately increase and cause charges of this type to climb. In the first six months of 2002 the Bank accrued State of Michigan Business Taxes of $20,626 compared to none being accrued for the same time period in 2001. The increase in this category is responsible for 19% of the year to date increase in other non-interest expenses. No Federal Income Tax accruals were made for either the first half of 2002 or that of 2001. Given the fact that the Corporation is now profitable the net operating losses accumulated in the first years of operation are being used to offset the tax liability on current profits. At this time it is estimated that the net operating losses will continue offsetting income throughout 2002.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company, the Bank and the Mortgage Company may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Company, the Bank nor the Mortgage Company is a party to any current legal proceedings that are material to the financial condition of the Company, the Bank or the Mortgage Company, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2002, the Company sold 93,750 shares of unregistered common stock in privately negotiated sales to several individuals or their trusts, and to one company owned by a couple of individuals. All of the sales were made at a price of $8.00 per share in cash. Of these shares, 81,250 were sold in May and 12,500 were sold in June. Each of the purchasers was believed to be an accredited investor under Regulation D of the Securities Act of 1933. Each of the sales was made in reliance on an exemption from registration under Rule 506 of Regulation D or Section 4(2) under the Securities Act of 1933. The 93,750 shares of common stock sold have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held on May 9, 2002, the Company's stockholders voted to elect four directors, Gary F. Bogner, Robert L. Chandonnet, Jose A. Infante and Joy R. Nelson each for a three year term expiring at the Annual Meeting of the stockholders of the Company in 2005. The results of the Election were as follows:

                              Votes         Votes         Votes           Broker-Non
Nominee                       For           Withheld      Abstained       Votes
-----------------------       ---------     --------      ---------       ----------
Gary F. Bogner                1.028,840     1,500         0               0
-----------------------       ---------     --------      ---------       ----------
Robert L. Chandonnet          1.028,840     1,500         0               0
-----------------------       ---------     --------      ---------       ----------
Jose A. Infante               1,023,790     6,550         0               0
-----------------------       ---------     --------      ---------       ----------
Joy R. Nelson                 1,026,040     4,300         0               0
-----------------------       ---------     --------      ---------       ----------


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:


 EXHIBIT NO.          EXHIBIT DESCRIPTION
 -----------          -------------------
     3.1      Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
     3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
     3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10QSB.
     10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 19, 2002.
     10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002.
     99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.


                             COMMUNITY SHORES BANK CORPORATION



                             By:  /s/ Jose' A. Infante
                                  ----------------------------------------------
                             Jose' A. Infante
                             Chairman of the Board, President and Chief
                               Executive Officer (principal executive officer)



                             By:  /s/ Tracey A. Welsh
                                  ----------------------------------------------
                             Tracey A. Welsh
                             Chief Financial Officer and Vice President
                                (principal financial and accounting officer)

                                 EXHIBIT INDEX



 EXHIBIT NO.          EXHIBIT DESCRIPTION
 -----------          -------------------
     3.1      Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
     3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
     3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10QSB.
     10.1 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 19, 2002.
     10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002.
     99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.