Form 10QSB
period 2002-09-30
COMMUNITY SHORES BANK CORP
filed 2002-11-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

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

                                            Yes   X           No
                                                ------          ------

At October 31, 2002, 1,320,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:

                                            Yes               No  X
                                                ------          ------

                     Community Shores Bank Corporation Index



PART I.       Financial Information                                                                     Page No.
              ---------------------                                                                     --------
              Item 1.   Financial Statements ........................................................        1

              Item 2.  Management's Discussion and Analysis or Plan of
                          Operation..................................................................       11

              Item 3.  Controls and Procedures.......................................................       21

PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       22

              Item 2.  Changes in Securities ........................................................       22

              Item 3.  Defaults upon Senior Securities...............................................       22

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       22

              Item 5.  Other Information.............................................................       22

              Item 6.  Exhibits and Reports on Form 8-K..............................................       22

              Signatures.............................................................................       24
              ----------

              Certifications.........................................................................       25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)





                                                                                September 30,                December 31,
                                                                                     2002                        2001
                                                                            -----------------------     -----------------------
ASSETS
Cash and due from financial institutions                                             $   8,187,393                $  2,191,280
Interest-bearing deposits in other financial institutions                                   54,358                      79,641
Federal funds sold                                                                       4,600,000                           0
                                                                            -----------------------     -----------------------
     Total cash and cash equivalents                                                    12,841,751                   2,270,921

Securities
   Available for sale                                                                   23,435,898                  24,671,925
   Held to maturity (fair value of $199,487 at September 30, 2002
          and $60,000 at December 31, 2001)                                                197,470                      60,000
                                                                            -----------------------     -----------------------
     Total securities                                                                   23,633,368                  24,731,925

Loans held for sale                                                                        906,000                           0

Loans                                                                                  134,781,100                 118,115,580
Less: Allowance for loan losses                                                          1,833,492                   1,535,543
                                                                            -----------------------     -----------------------
     Net loans                                                                         132,947,608                 116,580,037

Federal Home Loan Bank stock                                                               425,000                     425,000
Premises and equipment, net                                                              3,001,489                   3,173,724
Accrued interest receivable                                                                664,268                     703,433
Other assets                                                                               377,253                     306,236
                                                                            -----------------------     -----------------------
     Total assets                                                                    $ 174,796,737               $ 148,191,276
                                                                            =======================     =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non interest-bearing                                                            $  10,499,332               $   9,217,298
     Interest-bearing                                                                  124,645,008                 100,931,036
                                                                            -----------------------     -----------------------
          Total deposits                                                               135,144,340                 110,148,334

Federal funds purchased and repurchase agreements                                       18,838,636                  18,964,598
Federal Home Loan Bank advances                                                          6,000,000                   6,000,000
Notes payable                                                                            3,600,000                   3,400,000
Accrued expenses and other liabilities                                                     795,527                     544,256
                                                                            -----------------------     -----------------------
     Total liabilities                                                                 164,378,503                 139,057,188

Shareholders' Equity
     Preferred Stock, no par value: 1,000,000 shares
       authorized and none issued                                                                0                           0
     Common Stock, no par value: 9,000,000 shares authorized,
       1,273,750 and 1,170,000 shares issued and outstanding                            11,675,592                  10,871,211
     Retained deficit                                                                   (1,618,848)                 (2,190,931)
     Accumulated other comprehensive income                                                361,490                     453,808
                                                                            -----------------------     -----------------------

     Total shareholders' equity                                                         10,418,234                   9,134,088
                                                                            -----------------------     -----------------------
     Total liabilities and shareholders' equity                                      $ 174,796,737               $ 148,191,276
                                                                            =======================     =======================



          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                         Three Months     Three Months     Nine Months      Nine Months
                                                            Ended            Ended            Ended            Ended
                                                           09/30/02         09/30/01         09/30/02         09/30/01
                                                          ----------      ---------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                     $2,348,426       $2,274,785       $6,771,187       $6,715,460
Securities                                                   285,012          315,698          946,231          947,882
Federal funds sold, FHLB dividends and other income           19,356           39,611          103,080          201,396
                                                          ----------       ----------       ----------       ----------
     Total interest income                                 2,652,794        2,630,094        7,820,498        7,864,738
INTEREST EXPENSE
Deposits                                                   1,028,614        1,187,406        3,149,254        3,936,056
Repurchase agreements and federal funds purchased
     and other debt                                           73,180          120,964          230,210          343,880
Federal Home Loan Bank advances and notes payable            143,456          150,546          423,916          438,637
                                                          ----------       ----------       ----------       ----------
     Total interest expense                                1,245,250        1,458,916        3,803,380        4,718,573

NET INTEREST INCOME                                        1,407,544        1,171,178        4,017,118        3,146,165
Provision for loan losses                                    154,400          101,300          442,140          294,020
                                                          ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,253,144        1,069,878        3,574,978        2,852,145
NONINTEREST INCOME
Service charges on deposit accounts                          138,308           54,229          365,661          263,431
Mortgage loan referral fees                                    5,603           45,021           74,519          127,354
Net realized gain on sale of loans                            45,825                0           60,108                0
Net realized gain on disposition of securities                     0                0                0            5,036
Other                                                         44,967           34,682          135,578           91,308
                                                          ----------       ----------       ----------       ----------
     Total noninterest income                                234,703          133,932          635,866          487,129

NONINTEREST EXPENSE
Salaries and employee benefits                               713,852          560,079        1,990,638        1,665,360
Occupancy                                                     71,268           67,636          212,569          191,696
Furniture and equipment                                      113,167          118,067          336,165          344,447
Advertising                                                   23,470            5,279           60,348           41,913
Data Processing                                               63,673           47,152          181,359          139,610
Professional services                                         46,120           74,893          195,425          225,892
Other                                                        220,585          165,393          662,257          529,391
                                                          ----------       ----------       ----------       ----------
     Total noninterest expense                             1,252,135        1,038,499        3,638,761        3,138,309
                                                          ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES                                   235,712          165,311          572,083          200,965
Federal income tax expense                                         0                0                0                0
                                                          ----------       ----------       ----------       ----------
NET INCOME                                                $  235,712       $  165,311       $  572,083       $  200,965
                                                          ==========       ==========       ==========       ==========
Comprehensive income                                      $  293,261       $  364,810       $  479,765       $  567,215
                                                          ==========       ==========       ==========       ==========
Weighted average shares outstanding                        1,269,402        1,170,000        1,215,861        1,170,000
                                                          ==========       ==========       ==========       ==========
Basic and diluted income per share                        $     0.19       $     0.14       $     0.47       $     0.17
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

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             Accumulated
                                                                                                 Other          Total
                                                           Common          Retained          Comprehensive  Shareholders'
                                             Shares         Stock           Deficit          Income (Loss)     Equity
                                           ------------------------------------------------------------------------------
Balance, January 1, 2001                    1,170,000    $ 10,871,211    $ (2,619,299)         $ 241,334     $ 8,493,246

Comprehensive Income:
     Net Income                                                               200,965                            200,965
     Unrealized gain on securities
     available for sale                                                                          366,250         366,250
                                                                                                           -------------
          Total comprehensive income                                                                             567,215
                                           ------------------------------------------------------------------------------

Balance, September 30, 2001                 1,170,000    $ 10,871,211    $ (2,418,334)         $ 607,584     $ 9,060,461
                                           ==============================================================================


Balance, January 1, 2002                    1,170,000    $ 10,871,211    $ (2,190,931)         $ 453,808     $ 9,134,088

Proceeds from sale of stock, net of
     offering costs                           103,750         804,381                                            804,381

Comprehensive Income:
     Net Income                                                               572,083                            572,083
     Unrealized loss on securities
     available for sale                                                                          (92,318)        (92,318)
                                                                                                           --------------
          Total comprehensive income                                                                             479,765
                                           ------------------------------------------------------------------------------

Balance, September 30, 2002                 1,273,750    $ 11,675,592    $ (1,618,848)         $ 361,490    $ 10,418,234
                                           ==============================================================================




          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                              Three months    Three months    Nine months     Nine months
                                                                 ended           ended           ended           ended
                                                                09/30/02        09/30/01        09/30/02        09/30/01
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                               $    235,712    $    165,311    $    572,083    $    200,965
     Adjustments to reconcile net income to net cash
        from operating activities
          Provision for loan losses                                154,400         101,300         442,140         294,020
          Depreciation and amortization                             98,315         109,944         291,963         323,000
          Net accretion of securities                              (13,664)        (29,799)        (51,652)       (107,442)
          Net realized gain on disposition of securities                 0               0               0          (5,036)
          Net realized gain on sale of loans                       (45,825)              0         (60,108)              0
         Loan originations                                      (4,759,400)              0      (9,552,780)              0
         Proceeds from loan sales                                3,899,225               0       8,706,888               0
          Net change in:
               Accrued interest receivable and other assets         14,464        (184,603)        (31,852)        (76,421)
               Accrued expenses and other liabilities               28,588          88,525          65,051        (269,828)
                                                              ------------    ------------    ------------    ------------
                   Net cash from operating activities             (388,185)        250,678         381,733         359,258
CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
          Sales                                                          0               0               0               0
          Maturities, prepayments and calls                     10,788,848       8,050,356      28,062,888      14,583,913
          Purchases                                            (10,486,409)     (9,922,931)    (26,681,307)    (16,112,094)
     Activity in held-to-maturity securities:
          Maturities                                                     0               0           8,571               0
          Purchases                                               (146,041)              0        (146,041)        (60,000)
     Loan originations and payments, net                        (2,649,586)     (9,650,498)    (16,809,711)    (18,257,603)
     Purchase of Federal Home Loan Bank stock                            0               0               0        (125,000)
     Additions to premises and equipment                           (61,732)        (21,486)       (119,728)       (218,762)
                                                              ------------    ------------    ------------    ------------
               Net cash used in investing activities            (2,554,920)    (11,544,559)    (15,685,328)    (20,189,546)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                      4,977,874       3,464,205      24,996,006      11,026,793
     Net change in federal funds purchased and
          repurchase agreements                                  3,255,128         290,137        (125,962)      2,801,041
     Federal Home Loan Bank activity:
          New Advances                                                   0       2,000,000       1,500,000       4,500,000
          Maturities and payments                                        0      (2,500,000)     (1,500,000)     (2,500,000)
     Net proceeds from note payable                                      0         100,000         200,000       1,095,000
     Net proceeds from stock offering                               65,833               0         804,381               0
                                                              ------------    ------------    ------------    ------------
               Net cash from financing activities                8,298,835       3,354,342      25,874,425      16,922,834

Net change in cash and cash equivalents                          5,355,730      (7,939,539)     10,570,830      (2,907,454)
Beginning cash and cash equivalents                              7,486,021      11,294,411       2,270,921       6,262,326
                                                              ------------    ------------    ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                              $ 12,841,751    $  3,354,872    $ 12,841,751    $  3,354,872
                                                              ============    ============    ============    ============
Supplemental cash flow information:
     Cash paid during the period for interest                 $  1,225,810    $  1,310,430    $  3,707,881    $  4,243,051



          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION:

         The unaudited financial statements as of and for the three months and nine months ended September 30, 2002 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiary, Community Shores Bank ("Bank") and its wholly-owned subsidiary Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2001. Some items in the prior year financial statements were reclassified to conform to the current presentation.



2.       SECURITIES


         The following tables represent the securities held in the Company's portfolio at September 30, 2002 and at December 31, 2001:



                                                                   Gross         Gross
                                                  Amortized      Unrealized    Unrealized      Fair
September 30, 2002                                   Cost          Gains         Losses        Value         %
-----------------------------------------------------------------------------------------------------------------
Available for sale:
    US Government and federal agency             $ 12,978,006      248,351          0      $ 13,226,357     56.0 %
    Municipal securities                              219,609       14,918          0           234,527      1.0
    Mortgaged-backed securities                     9,690,570      284,444          0         9,975,014     42.2
                                              -------------------------------------------------------------------
                                                 $ 22,888,185      547,713          0      $ 23,435,898     99.2 %
                                              ===================================================================
Held to maturity:
    Municipal securities                            $ 197,470        2,017          0         $ 199,487      0.8 %
                                              ===================================================================


                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.       SECURITIES-continued



                                                            Gross           Gross
                                         Amortized       Unrealized      Unrealized         Fair
December 31, 2001                          Cost             Gains           Losses          Value           %
---------------------------------------------------------------------------------------------------------------
Available for sale:
    US Treasuries                      $    499,955              0            (273)      $    499,682       2.0 %
    US Government and federal agency     12,129,428        391,297         (12,849)        12,507,876      50.6
    Municipal securities                    219,579              0          (2,212)           217,367       0.9
    Mortgaged-backed securities          11,369,155        115,988         (38,143)        11,447,000      46.3
                                       ------------------------------------------------------------------------
                                       $ 24,218,117        507,285         (53,477)      $ 24,671,925      99.8 %
                                       ========================================================================
Held to maturity:
    Municipal securities               $     60,000              0               0       $     60,000       0.2 %
                                       ========================================================================


           Securities decreased $1,098,557 during the first nine months of 2002. Below is the schedule of maturities for investments held at September 30, 2002:



                                              Securities available for sale           Securities held to maturity
                                              Amortized             Fair              Amortized              Fair
                                                 Cost               Value                Cost                Value
---------------------------------------------------------------------------------------------------------------------
Due in one year or less                      $ 9,278,769         $ 9,373,069           $       -           $       -
Due from one to five years                     3,699,236           3,853,288                   0                   0
Due in more than five years                      219,609             234,527             146,041             148,058
Mortgage-backed and Municipal                  9,690,571           9,975,014              51,429              51,429
                                         ----------------------------------------------------------------------------

                                             $22,888,185         $23,435,898           $ 197,470           $ 199,487
                                         ============================================================================



3.       LOANS

         Loans increased $16,665,520 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 to the end of the first nine months of 2002 were as follows:



                                                                                                    Percent
                                          September 30, 2002             December 31, 2001         Increase/
                                            Balance        %             Balance        %         (Decrease)
                                         ---------------------        ----------------------    --------------
Commercial, financial and other          $ 102,480,960   76.0 %       $  89,258,193    75.6 %        14.8 %
Real estate-construction                     1,794,858    1.3             3,081,361     2.6         (41.8)
Real estate-mortgages                        5,686,480    4.2             3,761,403     3.2          51.2
Installment loans to individuals            24,818,802   18.5            22,014,623    18.6          12.7
                                         ---------------------        ----------------------
                                           134,781,100  100.0 %         118,115,580   100.0 %
                                                       =======                      ========
Less allowance for loan losses               1,833,492                    1,535,543
                                         --------------               --------------
                                         $ 132,947,608                $ 116,580,037
                                         ==============               ==============


                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three month and nine month periods ended September 30, 2002 and 2001:


                                                Three Months   Three Months      Nine Months     Nine Months
                                                   Ended          Ended             Ended           Ended
                                                  09/30/02       09/30/01         09/30/02         09/30/01
-------------------------------------------     -------------  -------------    --------------  --------------
Beginning Balance                                 $1,771,825     $1,382,199       $ 1,535,543     $ 1,269,050

Charge-offs                                          (99,487)        (5,063)         (177,547)       (116,370)
Recoveries                                             6,754          1,351            33,356          33,087
Provision charged against
       operating expense                             154,400        101,300           442,140         294,020
                                                -------------  -------------    --------------  --------------

Ending Balance                                    $1,833,492     $1,479,787       $ 1,833,492     $ 1,479,787
                                                =============  =============    ==============  ==============


5.       DEPOSITS

         Deposit balances increased $24,996,006 since December 31, 2001. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2001 through the first nine months of 2002 were as follows:

                                                                                             Percent
                                  September 30, 2002               December 31, 2001        Increase/
                                    Balance         %               Balance        %       (Decrease)
                               ------------------------       -------------------------   -------------
Noninterest-bearing
     Demand                      $  10,499,332     7.8 %         $   9,217,298     8.4 %       13.9 %
Interest-bearing
     Checking                       23,299,745    17.2              20,979,462    19.0         11.1
     Money Market                   29,133,275    21.6              18,612,647    16.9         56.5
     Savings                         3,275,273     2.4               2,332,538     2.1         40.4
     Time, under $100,000           33,686,898    24.9              30,913,935    28.1          9.0
     Time, over $100,000            35,249,817    26.1              28,092,454    25.5         25.5
                               ------------------------       -------------------------

Total Deposits                   $ 135,144,340   100.0 %         $ 110,148,334   100.0 %
                               ========================       =========================



6.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at December 31, 2001. At September 30, 2002, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2001, repurchase agreements increased $6,574,038. The September 30, 2002 and December 31, 2001 information was as follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       SHORT-TERM BORROWINGS-continued

                                                           Repurchase          Federal Funds
                                                           Agreements            Purchased
                                                        ---------------       ----------------
Outstanding at September 30, 2002                         $ 18,838,636          $         0
Average interest rate at period end                              1.94%                0.00%
Average balance during year                                 15,036,410              460,623
Average interest rate during year                                1.98%                2.10%
Maximum month end balance during year                       18,838,636                    0

Outstanding at December 31, 2001                          $ 12,264,598          $ 6,700,000
Average interest rate at year end                                2.04%                1.82%
Average balance during year                                 12,282,957            1,053,836
Average interest rate during year                                3.36%                3.16%
Maximum month end balance during year                       14,589,092            6,700,000





7.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At this time, the Bank has securities with a market value of $6,228,301 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2002 and December 31, 2001 are:

                                     Current
                                    Interest
Maturity Date:                        Rate            September 30, 2002         December 31, 2001
------------------------------    --------------    ------------------------   -----------------------
March 24, 2010                        5.99                       $1,500,000                $1,500,000
November 3, 2010                      5.95                        2,000,000                 2,000,000
December 13, 2010                     5.10                        2,500,000                 2,500,000
                                                    ------------------------   -----------------------

Total outstanding at                                             $6,000,000                $6,000,000
                                                    ========================   =======================





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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       NOTES PAYABLE-continued

         LLC members, Mr. Gluhanich and Mr. Chandonnet, lent money directly as well as taking part in the LLC. A summary of the loans is given below:

         -------------------------------------------------------------------------------
         Loan from:                         Aggregate       Current    Maturity
                                            Principal       Rate
                                            Amount
         -------------------------------------------------------------------------------
         Robert L. Chandonnet               $  200,000      6.25%      June 30, 2008
         Michael D. Gluhanich               $  100,000      6.25%      June 30, 2008
         Donald E. Hegedus                  $  500,000      6.25%      June 30, 2008
         John L. Hilt                       $  750,000      6.25%      June 30, 2008
         Community Shores LLC               $2,050,000      6.25%      June 30, 2008
         -------------------------------------------------------------------------------

         Total                              $3,600,000
         -------------------------------------------------------------------------------

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


9.       COMMITMENTS AND OFF-BALANCE SHEET RISK

         Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2002 and December 31, 2001 follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       COMMITMENTS AND OFF-BALANCE SHEET RISK-continued


                                                      September 30,          December 31,
                                                           2002                  2001
                                                     ---------------        --------------
Letters of credit                                       $   265,000          $ 1,237,000
Commercial unused lines of credit                        24,333,430           26,083,000
Consumer unused lines of credit                           6,262,523            4,986,000
Residential construction commitments                        407,927              723,000



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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      REGULATORY MATTERS-continued

         Actual capital levels and minimum required levels at September 30, 2002 for the Company and Bank were:


                                   Actual               Adequately Capitalized        Well Capitalized
                          -------------------------    ------------------------   ------------------------
September 30, 2002              Amount       Ratio         Amount        Ratio          Amount      Ratio
                          -------------------------    ------------------------   ------------------------

--------------------------
Total capital (to risk-
   weighted assets)
      Consolidated            $ 15,490,236   10.51 %      $ 11,788,928    8.00 %      $ 14,736,160  10.00 %
      Bank                      14,952,408   10.15          11,788,046    8.00          14,735,058  10.00

Tier 1 capital (to risk-
   weighted assets)
      Consolidated              10,056,744    6.82           5,894,464    4.00           8,841,696   6.00
      Bank                      13,118,917    9.90           5,894,023    4.00           8,841,035   6.00

Tier 1 capital (to
   average assets)
      Consolidated              10,056,744    6.05           6,653,695    4.00           8,317,119   5.00
      Bank                      13,118,917    7.88           6,655,263    4.00           8,319,079   5.00





         The Company and the Bank were in the well capitalized category at September 30, 2002. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. Future capital contributions will be made from the proceeds received from an unregistered sale of Company stock.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and the Mortgage Company, through September 30, 2002 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2002 to that at December 31, 2001. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2002 as compared to the same periods of 2001. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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


FINANCIAL CONDITION

Total assets increased by $26,605,461 to $174,796,737 at September 30, 2002 from $148,191,276 at December 31, 2001. This is an 18% increase in assets during the first nine months of 2002. Growth is attributable to an increase in loan volume as well as higher balances held at other financial institutions and federal funds being sold. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $10,570,830 to $12,841,751 at September 30, 2002 from $2,270,921 at December 31, 2001. This increase was the result of an additional $5,996,113 being held at other financial institutions. On September 30 2002, due to an unexpected increase in deposits, management chose to leave an additional $2,000,000 in its Federal Reserve Account overnight due to its favorable risk weighting when computing the Bank's quarter end capital position. The increased balances held in the Bank's correspondent account are simply reflective of general growth of the Bank's customer base. Finally there was $4,600,000 in federal funds sold on September 30, 2002 compared to none being sold on December 31, 2001.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Securities held decreased by $1,098,557 in the first nine months of 2002. Security purchases are mainly driven by general growth in the Bank's repurchase agreement account holdings. A repurchase agreement is not considered a deposit by the FDIC and is therefore not eligible for FDIC insurance coverage. The recorded liability is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank's security portfolio. On the last day of the quarter, a deposit of $2,064,967 was made into the repurchase product however there was an insufficient amount of pledged securities in the Bank's investment portfolio to cover the increase. On October 1, 2002, the Bank purchased securities with a value of $2,496,917 for the purpose of covering the deficiency. The purchased securities settled on October 2, 2002. If the repurchase balances continue to increase, the purchase of additional Treasuries and Agencies would be required to fulfill the collateralization requirement.

Loans held for sale totaled $906,000 at September 30, 2002 compared to none being held for sale at year-end 2001. The entire balance is made up of real estate mortgage loans. Since opening Community Shores Mortgage Company in March of this year, mortgage loans are originated by the Mortgage Company and placed in a portfolio of loans held for sale. Usually within 30 days of origination, the loans are sold for a gain to various venders on a servicing released basis. At this time it is not the intention of management to retain fifteen and thirty-year fixed rate mortgage loans due to the risk involved from an asset liability management perspective.

Total loans climbed to $134,781,100 at September 30, 2002 from $118,115,580 at December 31, 2001. Of the $16,665,520 increase experienced, 79% occurred in the commercial loan portfolio and 16% occurred in the installment loan portfolio. The "wholesale" banking focus applied since opening in 1999 continued during the first nine months of 2002. Presently, the commercial category of loans comprises 76% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Installment loans increased $2,804,179 or 13%, over the balance reported at December 31, 2001. Growth in this category was mostly the result of new business in direct and indirect automobile loans and home equity loans. Management is experiencing a softening in loan volume in spite of the favorable interest rate environment but still remains optimistic about future opportunities in the Bank's market resulting from the acquisition of a competitor bank by an out-of-state bank holding company.

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2002 have been included below:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                                          Within         Three to         One to          After
                                           three          twelve           five            five
                                          months          months           years          years           Total
                                    --------------------------------------------------------------------------------
Commercial, financial and other         $14,278,829     $34,065,833     $52,602,717     $1,533,581     $102,480,960
Real estate-construction                    922,140         872,718               0              0        1,794,858
Real estate-mortgages                        30,064         142,340         934,886      4,579,190        5,686,480
Installment loans to individuals          1,515,355       3,263,139      16,946,332      3,093,976       24,818,802
                                    --------------------------------------------------------------------------------
                                        $16,746,388     $38,344,030     $70,483,935     $9,206,747     $134,781,100
                                    ================================================================================

Loans at fixed rates                      2,741,697       5,200,202      56,773,187      6,700,107      $71,415,193
Loans at variable rates                  14,004,691      33,143,828      13,710,748      2,506,640       63,365,907
                                    --------------------------------------------------------------------------------
                                        $16,746,388     $38,344,030     $70,483,935     $9,206,747     $134,781,100
                                    ================================================================================




 The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At September 30, 2002, the allowance totaled $1,833,492 or approximately 1.36% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at September 30, 2002 was as follows:


                                                         September 30, 2002                    December 31, 2001
                                                                     Percent of                           Percent of
                                                                      allowance                            allowance
Balance at End of Period Applicable to:                              related to                           related to
                                                     Amount         loan category           Amount       loan category
                                                 ----------------  ----------------    ---------------  ----------------
Commercial                                            $1,476,092              80.5 %       $1,180,208              76.9 %
Residential real estate                                   65,982               3.6             68,268               4.4
Installment                                              291,418              15.9            287,067              18.7
Unallocated                                                    0               0.0                  0               0.0
                                                 ----------------  ----------------    ---------------  ----------------

Total                                                 $1,833,492             100.0 %       $1,535,543             100.0 %
                                                 ================  ================    ===============  ================




Management will continue to monitor the allocation and make necessary adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $442,140 was provided for since December 31, 2001. At the end of September 2002, loans 30-59 days past due totaled $1,004,920 up from $735,005 at December 31, 2001. Approximately $574,000 of the increase in these past due balances was related to commercial loans which was offset by a decrease in retail past dues of $304,000. One commercial loan in the 30-59 days past due category totaling approximately $254,000 had matured. In October the loan was renewed and was removed from the past due listings. There was a total of $171,980 past due 60-89 days and $316,532 past due

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

more than 89 days at the end of 2001 compared to $294,321 past due 60-89 days and $1,032,174 past due more than 89 days after the first nine months of 2002. Approximately 96% of the $716,000 increase in the more than 89 day category is related to Commercial loans. One commercial loan totaling approximately $470,000 or 46% of the category was paid in full in October. At September 30, 2002, the Bank had seven non-accrual loans with an aggregate total of $328,516. The Bank had no non-accrual loans at the end of December 2001. Net charge-offs recorded in 2001 were $128,527. In the first nine months of 2002, the Bank had net charge-offs of $144,191. Although non-accruals and net charge-offs have increased since year-end 2001, management feels that it is a factor of both the weak economy and the normal seasoning of the portfolio.

Bank premises and equipment decreased $172,235 to $3,001,489 at September 30, 2002 from $3,173,724 at December 31, 2001. Accumulated depreciation and amortization represented $1,001,789 at year-end compared to $1,293,762 at September 30, 2002. No significant capital expenditures were made in the first nine months of 2002.

Deposit balances were $135,144,340 at September 30, 2002 up from $110,148,334 at December 31, 2001. Non-interest bearing checking increased $1,282,034 or 14% since 2001 year-end. The increase in the categories of interest bearing checking and money market accounts was $12,840,911 (32%) for the first three quarters of 2002. During the last quarter, one of the Bank's large public fund customers made a significant money market deposit. Time deposits and savings accounts increased $10,873,061 or 18% since December 31, 2001. Sometimes management chooses to fund a portion of the Bank's loan growth by obtaining brokered deposits. As such, brokered deposits went from 23% to 26% of total deposits during the first three quarters of 2002. Brokered deposits are time deposits obtained from depositors located outside of our market area and are placed with the Bank by a deposit broker. Local initiatives have also been successful in the first nine months of 2002. As a result of three certificate of deposit campaigns in the first half of 2002, the Bank managed to book over $6,828,000 in new deposits. Although the bookings only netted a local deposit increase of $1,620,562 it was viewed as a positive event to retain such a significant portion of the maturing deposits with the rate environment as it is currently.

Repurchase agreements increased $6,574,038 since December 31, 2001 with $2,064,967 of the growth occurring on the last day of the quarter. The nine month growth figure represents an increase of 54% over the balance at 2001 year-end. The growth is attributable to existing customers increasing their carrying balances from those held at year-end as well as the addition of new customers using this banking product. The Bank's Federal Home Loan Bank ("FHLB") advances outstanding was $6,000,000 at both September 30, 2002 and December 31, 2001. On January 9, 2002, the Bank arranged to borrow $1,500,000 for 180 days at a variable rate. The proceeds were used to resolve a short-term liquidity deficit at the beginning of 2002. The loan was repaid on January 22, 2002. In September, two of the three putable advances owned by the Bank were eligible for conversion to a floating rate at the option of the FHLB. The FHLB did not exercise its right in either case. The putable advances of $2,500,000 and $1,500,000 continue to accrue interest at rates of 5.10% and 5.99% respectively. Going forward the FHLB will have the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

right to exercise its option on both notes every ninety days. In the event that either note converts to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time, it is not anticipated that either advance will convert to a floating rate given the nature of the current rate environment.

As of September 30, 2002, the Company had borrowed $3,600,000 from some of its Directors and Community Shores LLC for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. The current balance is $200,000 more than the outstanding balance on December 31, 2001. This debt is subordinated to all senior debt of the Company. The notes have a floating rate and are currently accruing interest at 6.25% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on January 15, 2003. During 2002's second quarter, $200,000 was contributed to the Bank's capital to achieve a well capitalized risk based capital position. During the third quarter of 2002, there was no capital contribution necessary due to the better than expected earnings at the Bank. Next quarter should asset growth rates exceed earnings, the Company expects once again to contribute capital to enable the Bank to maintain a well capitalized capital ratio. During the first three months of 2002, the Company evaluated several possible strategies to effectively increase capital levels. The most efficient way to achieve the desired results was determined to be an unregistered sale of Company stock. Since May of 2002, the Company obtained $804,381 of capital through the sale of common stock. These additional funds are expected to be contributed to the Bank to maintain the desired capital ratio. The Company may obtain more capital using this same strategy in the near future.

RESULTS OF OPERATIONS

The net income for the third quarter of 2002 was $235,712 which compares favorably to the net income of $165,311 recorded in the third quarter of 2001. At September 30, 2002, the Company's year to date income of $572,083 was an improvement of 185% over reported net income of $200,965 for the nine months of last year. For the third quarter and first nine months of 2002, the annualized return on the Company's average total assets was .57% and .46% respectively. The Company's return on average equity was 9.17% for the third quarter of 2002 and 7.89% for the first nine months. At September 30, 2002, the ratio of average equity to average assets was 6.18% for the second quarter and 5.80% for the first nine months of 2002. The Company's retained deficit was $1,618,848 at September 30, 2002 compared to $2,190,931 at December 31, 2001. The actual operating results for the third quarter and first nine months of 2002 were better than management's internal, budgeted goal. The main contributing factor to the above results is the improvement in net interest income.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                    Nine months ended September 30:
                                                                  2002                                      2001
                                                    Average                    Average        Average                   Average
                                                    balance       Interest      rate          balance       Interest      rate
                                                ---------------------------------------   --------------------------------------
Assets
     Federal funds sold and interest-bearing
      deposits with other financial institution   $   8,100,029   $  103,080      1.70 %    $   5,085,942   $  181,889     4.77 %
     Investment securities                           23,945,942      946,231      5.27         20,112,675      967,389     6.41
     Loans (including held for sale)                128,085,640    6,771,187      7.05        103,716,254    6,715,460     8.63
                                                ---------------------------------------   --------------------------------------
                                                    160,131,611    7,820,498      6.51        128,914,871    7,864,738     8.13
     Other assets                                     6,524,190                                 6,862,260
                                                ----------------                          ----------------
                                                  $ 166,655,801                             $ 135,777,131
                                                ================                          ================

Liabilities and Shareholders' Equity
     Interest-bearing deposits                    $ 121,161,755   $3,149,254      3.47      $  97,298,005   $3,936,056     5.39
     Federal funds purchased and repurchase
          agreements                                 15,497,033      230,210      1.98         12,105,822      343,880     3.79
     Note payable and Federal Home Loan
          Bank advances                               9,611,722      423,916      5.88          8,763,388      438,637     6.67
                                                ---------------------------------------   --------------------------------------
                                                    146,270,510    3,803,380      3.47        118,167,215    4,718,573     5.32
                                                                -------------                             -------------
     Noninterest-bearing deposits                    10,031,176                                 8,222,661
     Other liabilities                                  691,766                                   726,039
     Shareholders' Equity                             9,662,349                                 8,661,216
                                                ----------------                          ----------------
                                                  $ 166,655,801                             $ 135,777,131
                                                ================                          ================
Net interest income                                               $4,017,118                                $3,146,165
                                                                =============                             =============
Net interest spread on earning assets                                             3.04 %                                   2.81 %
                                                                             ==========                                =========

Net interest margin on earning assets                                             3.34 %                                   3.25 %
                                                                             ==========                                =========




The net interest spread on average earning assets increased 23 basis points to 3.04% since September 30, 2001. The net interest margin improved 9 basis points from 3.25% at September 30, 2001 to 3.34% at September 30, 2002. Year to date net interest income was $4,017,118 compared to a figure of $3,146,165 for the same nine months in 2001, an increase of $870,953 or 28%. Interest income recorded for the first three quarters of 2002 was generated primarily from booking loans, purchasing securities, and selling federal funds. Year to date interest income through September 30, 2002 was $7,820,498 compared to $7,864,738 recorded for the same nine month period in 2001. The net decrease reflects .6% less interest income recorded so far in 2002 compared to 2001. The average rate earned on interest-earning assets was 6.51% for the nine months ended September 30, 2002 compared to 8.13% for the same period in 2001. This decrease of 162 basis points resulted primarily from differences in the Bank's internal prime rate. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. At September 30, 2002, 47% of the Bank's loan portfolio was variable and average loans outstanding had increased $24,369,386 over the same period end one-year earlier. Additionally, interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Bank advances and Notes Payable decreased 19% for the first nine months of the year compared to the first nine months of 2001. This category totaled $3,803,380 through September 30, 2002 which was a $915,193 reduction over the total recorded for the same period in 2001. The favorable change in the net interest margin is directly attributable to the Bank's success in securing a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 185 basis points less than what was paid a year earlier. Similarly, an analysis of the third quarter information shows the Company's ability to maintain a lower cost of funds. The yield on interest earning liabilities decreased by 139 basis points in the third quarter of 2002 compared to the same period last year. In spite of this improvement, the net interest margin through September 30, 2002 decreased by 1 basis point compared to the same period one year earlier. The 182 basis point difference (lower) in the Bank's internal prime rate during 2001's and 2002's third quarter period is mainly responsible for the decrease. Details of the quarter to quarter comparison are shown below.


                                                                            Three months ended September 30:
                                                                     2002                                      2001
                                                       Average                   Average         Average                  Average
                                                       balance       Interest     rate           balance       Interest     rate
                                                   ---------------------------------------   --------------------------------------
Assets
     Federal funds sold and interest-bearing
       deposits with other financial institution     $   4,576,060   $   19,356      1.69 %    $   3,484,386   $   31,845     3.66 %
     Investment securities                              22,254,005      285,012      5.12         20,757,324      323,464     6.23
     Loans (including held for sale)                   133,562,972    2,348,426      7.03        108,783,838    2,274,785     8.36
                                                   ---------------------------------------   --------------------------------------
                                                       160,393,037    2,652,794      6.62        133,025,548    2,630,094     7.91
     Other assets                                        5,949,343                                 6,895,757
                                                   ----------------                          ----------------
                                                     $ 166,342,380                             $ 139,921,305
                                                   ================                          ================

Liabilities and Shareholders' Equity
     Interest-bearing deposits                       $ 120,067,131   $1,028,614      3.43      $  97,931,869   $1,187,406     4.85
     Federal funds purchased and repurchase
          agreements                                    15,054,306       73,180      1.94         13,736,257      120,964     3.52
     Note payable and Federal Home Loan
          Bank advances                                  9,600,000      143,456      5.98          9,180,434      150,546     6.56
                                                   ---------------------------------------   --------------------------------------
                                                       144,721,437    1,245,250      3.44        120,848,560    1,458,916     4.83
                                                                   -------------                             -------------
     Noninterest-bearing deposits                       10,575,151                                 9,811,729
     Other liabilities                                     765,594                                   463,845
     Shareholders' Equity                               10,280,198                                 8,797,171
                                                   ----------------                          ----------------
                                                     $ 166,342,380                             $ 139,921,305
                                                   ================                          ================
Net interest income                                                  $1,407,544                                $1,171,178
                                                                   =============                             =============
Net interest spread on earning assets                                                3.17 %                                   3.08 %
                                                                                ==========                                =========

Net interest margin on earning assets                                                3.51 %                                   3.52 %
                                                                                ==========                                =========





As the Bank's cost of funds declines and prime rate changes continue being a possibility, asset liability management has become an important tool for assessing and monitoring interest rate sensitivity. Management of interest rate sensitivity attempts to avoid widely varying net interest

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management aids the Company in achieving reasonable and predictable earnings and liquidity while maintaining a balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Time deposits over $100,000 and money market accounts are more interest sensitive than regular savings accounts. Comparison of the repricing intervals of interest-earning assets to interest-bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Details of the repricing gap at September 30, 2002 were:


                                                                       Interest rate sensitivity period
                                                    Within          Three to         One to           After
                                                     three           twelve           five             five
                                                     months          months           years           years            Total
                                             -----------------------------------------------------------------------------------
Earning assets
   Interest-bearing deposits
     in other financial institutions              $    54,358     $          0     $         0      $         0    $     54,358
   Federal funds sold                               4,600,000                0               0                0       4,600,000
   Securities (including FHLB stock)                8,829,707        5,415,926       7,928,682        1,884,053      24,058,368
   Loans held for sale                                      0                0               0          906,000         906,000
   Loans                                           73,711,252        7,933,859      51,151,739        1,984,250     134,781,100
                                             -----------------------------------------------------------------------------------
                                                   87,195,317       13,349,785      59,080,421        4,774,303     164,399,826
Interest-bearing liabilities
   Savings and checking                            55,708,293                0               0                0      55,708,293
   Time deposits<$100,000                           3,820,345       10,178,018      19,688,535                0      33,686,898
   Time deposits>$100,000                           4,765,990       11,026,335      19,457,492                0      35,249,817
   Repurchase agreements and
     Federal funds purchased                       18,838,636                0               0                0      18,838,636
   Notes payable and Federal Home
     Loan Bank advances                             7,600,000                0       2,000,000                0       9,600,000
                                             -----------------------------------------------------------------------------------
                                                   90,733,264       21,204,353      41,146,027                0     153,083,644
                                             -----------------------------------------------------------------------------------
Net asset (liability) repricing gap               $(3,537,947)    $ (7,854,568)    $17,934,394      $ 4,774,303    $ 11,316,182
                                             ===================================================================================
Cumulative net asset (liability)
     repricing gap                                $(3,537,947)    $(11,392,515)    $ 6,541,879      $11,316,182
                                             ===================================================================




Currently the Bank has a negative twelve month repricing gap which indicates that the bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Bank's internal prime rate went down by 25 basis points and every

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

interest earning asset and interest bearing liability on the Bank's September 30, 2002 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that future reductions in the Bank's internal prime could be completely absorbed by reductions to the Bank's deposit rates. Some deposit rates are reaching the bottom limit of what can be paid in today's marketplace.

The provision for loan losses for the third quarter and the first nine months of 2002 were $154,400 and $442,140 compared to a figures of $101,300 and $294,020 for the same periods in 2001. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the third quarter totaled $234,703 and represented an increase of 75% over last year's third quarter. Through September 30, 2002, non-interest income was $635,866 compared to a figure of $487,129 for the first nine months of 2001. Service charge income was $84,079 higher between 2002's third quarter and the similar quarter in 2001. About $51,000 of the increase was related to non-sufficient funds charges which is typically a symptom of the economic environment. The significant increases experienced in this type of fee income over the past nine months are not guaranteed and should not be counted on for future contributions to earnings. The other portion of the increase is from service charges on deposits. Management believes that increases to fee income of this type will continue to increase in future quarters due to anticipated growth in the number of deposit accounts. Conversely, mortgage loan referral fees recorded in the third quarter of 2002 decreased $39,418 from the figure shown in the third quarter of 2001. Since the Bank opened Community Shores Mortgage Company in March of this year the mortgage loans are sometimes handled differently resulting in an actual sale of a booked loan. Profits from these loan sales were $45,825 for the third quarter. On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $134,627 compared to $127,354 of mortgage loan referral fees being realized through September 30 of 2001. It is difficult to predict future contributions of mortgage related fee income to non-interest income because of its dependence on interest rates, which are subject to market forces. Other non-interest income consists of a variety of categories. The one showing the most dramatic improvement from last year's first nine months to this year's was brokerage commissions. The total increase in this category was roughly $10,000 or 22% of the improvement in other non-interest income on a year to date basis.

Non-interest expenses for the first three quarters of 2002 increased 16% over the same nine month period in 2001. The figure for the first nine months of 2002 was $3,638,761 compared to a total of $3,138,309 for the first nine months of 2001. The third quarter expenses increased over the similar period one year ago by a total of $213,636. Salaries and benefits comprised 65% of the year to date increase and 72% of the third quarter increase. There were an additional 10.0 full-time equivalent employees at September 30, 2002 compared to September 30, 2001. The group insurance portion of this expense category has risen dramatically not only due to staff

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

additions but also increased premiums. Of the total increase in salary and benefits on a year-to-date basis, 13% is related to additional group insurance expenses. Occupancy and furniture and equipment expenses declined $1,268 for the third quarter and increased $12,591 (3%) for the first nine months of 2002 compared to the similar periods in 2001. On a year-to-date basis, higher maintenance contract costs and an increase in property taxes for the Bank's main office were mostly the cause of this fluctuation. Advertising expense has escalated on both a quarterly and a year-to-date basis. During 2002's third quarter the recorded expense was $18,191 higher than the similar period of 2001. A large portion of the expense was related to a community picnic that was hosted by the Bank on June 28. Another portion of the increase was related to a small level sponsorship of a local pro hockey team, the Muskegon Fury. Data processing expenses, as expected, have increased as a result of the Bank's expanding customer base as well as the addition of the personal internet banking capability. This category has grown 30% in the first nine months of 2002 and 35% for the third quarter compared to the same periods in 2001. These increases in data processing costs are responsible for 8% of the total increase in non-interest expenses so far this year. Expenses of this nature are an unavoidable cost of doing business for a financial institution. Professional services expense decreased by $30,467 for the first nine months and $28,773 for the third quarter when comparing the year to date and quarterly figures reflected through September 30, 2002 with the similar periods one year ago. The line item showing other non-interest expenses has increased $55,192 compared to the similar quarter in 2001 and $132,866 compared to the same nine month period last year. In 2001, the Bank began paying its directors a fee for attending scheduled Board and Committee meetings. By September 30, 2002, the Bank had accrued $46,501 in director's fees versus $17,100 accrued in 2001. The change in this category for the first nine months of the year accounts for 17% of the increase in other non-interest expense on a year to date basis. The repo and collection expenses related to problem loans have increased and are responsible for 9% of the change in the other non-interest expense on a year-to-date basis. Expenses of this nature are a necessary cost of doing business as a loan portfolio begins to experience increased charge-offs and past due statistics. In the first nine months of 2002 the Bank accrued State of Michigan Business Taxes of $20,626 compared to none being accrued for the same time period in 2001. The increase in this category is responsible for 12% of the year to date increase in other non-interest expenses. No Federal Income Tax accruals were made for either the first three quarters of 2002 or that of 2001. Given the fact that the Company is now profitable the net operating losses accumulated in the first years of operation are being used to offset the federal tax liability on current profits. At this time it is estimated that the net operating losses will continue offsetting income throughout 2002.

ITEM 3.           CONTROLS AND PROCEDURES

Within the 90-day period prior the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective on the date of the evaluation with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. Subsequent to the date of the evaluation, Our Chief Executive Officer and Chief Financial Officer have concluded that there have been no significant changes in the Company's internal controls or in other factors that could affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company, the Bank or the Mortgage Company may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Company, the Bank nor the Mortgage Company is a party to any current legal proceedings that are material to the financial condition of the Company, the Bank or the Mortgage Company, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 2002, the Company sold 10,000 shares of unregistered common stock in a privately negotiated sale to one individual. Since May of this year, 103,750 shares of unregistered common stock have been sold in similar transactions. All of the sales were made at a price of $8.00 per share in cash. Of these shares, 81,250 were sold in May, 12,500 were sold in June and 10,000 were sold in August. Each of the purchasers was believed to be an accredited investor under Regulation D of the Securities Act of 1933. Each of the sales was made in reliance on an exemption from registration under Rule 506 of Regulation D or Section 4(2) under the Securities Act of 1933. The 103,750 shares of common stock sold have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

   10.1 First Amendment to Community Shores Bank Corporation Floating Rate Subordintated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 28, 2002.

   10.2 First Amendment to Community Shores Bank Corporation Floating Rate Subordintated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 28, 2002.

   10.3 First Amendment to Community Shores Bank Corporation Floating Rate Subordintated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 28, 2002.

   10.4 First Amendment to Community Shores Bank Corporation Floating Rate Subordintated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated August 28, 2002.

   10.5 First Amendment to Community Shores Bank Corporation Floating Rate Subordintated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 28, 2002.

   99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.


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

                                 CERTIFICATIONS

I, Jose' A. Infante, Chairman, President and Chief Executive Officer of
         Community Shores Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Shores Bank Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002      /s/ Jose' A. Infante
                                ------------------------------------------------
                                Jose' A. Infante
                                Chairman, President  and Chief Executive Officer

I, Tracey A. Welsh, Chief Financial Officer and Vice President of Community
         Shores Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Shores Bank Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002           /s/ Tracey A. Welsh
                                     -------------------------------------------
                                     Tracey  A. Welsh
                                     Chief Financial Officer and Vice President

                                  EXHIBIT INDEX



EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------
   3.1           Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form
                 SB-2 (Commission File No. 333-63769) that became effective on
                 December 17, 1998.
   3.2           Bylaws of the Company are incorporated by reference to exhibit
                 3.2 of the Company's Registration Statement on Form SB-2
                 (Commission File No. 333-63769) that became effective on December 17, 1998.
   3.3           First Amendment to the Bylaws of the Company dated December 19,
                 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10QSB.
   10.1          First Amendment to Community Shores Bank Corporation Floating
                 Rate Subordintated Note due June 30, 2007 and Subordinated Note
                 Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 28,
                 2002.
   10.2          First Amendment to Community Shores Bank Corporation Floating
                 Rate Subordintated Note due June 30, 2007 and Subordinated Note
                 Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 28, 2002.
   10.3          First Amendment to Community Shores Bank Corporation Floating
                 Rate Subordintated Note due June 30, 2007 and Subordinated Note
                 Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 28, 2002.
   10.4          First Amendment to Community Shores Bank Corporation Floating
                 Rate Subordintated Note due June 30, 2007 and Subordinated Note
                 Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated August 28, 2002.
   10.5          First Amendment to Community Shores Bank Corporation Floating
                 Rate Subordintated Note due June 30, 2007 and Subordinated Note
                 Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 28, 2002.
   99.1          Certification of Chief Executive Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.
   99.2          Certification of Chief Financial Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.