Form 10KSB
period 2002-12-31
COMMUNITY SHORES BANK CORP
filed 2003-03-31
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002 Commission File No. 333-63769

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $11,319,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $12,236,000 as of March 3, 2003; based on the average of the closing bid and asked prices ($9.20) on that date.

         As of March 27, 2002, 1,430,000 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II      Portions of 2002 Annual Report to the Shareholders of the
                    issuer.

Part III Portions of the Proxy Statement of the issuer for its May 8, 2003 Annual Meeting

Transitional Small Business Disclosure Format                 YES      NO   X
                                                                  ---      ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Community Shores Bank Corporation ("the Company"), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial and consumer purposes. The Bank formed Community Shores Mortgage Company (the "Mortgage Company") on March 1, 2002. The Mortgage Company, a wholly owned subsidiary of the Bank, originates both commercial and residential real estate loans. Most residential loans originated are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company's portfolio are serviced by the Bank pursuant to a servicing agreement. On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services. Community Shores Financial Services' only activity is a 1.86% ownership in a multiple bank-owned insurance agency, Michigan Bankers Insurance, LLC. Once fully established the agency will offer a full range of competitive insurance products to the customers of its members. As of year-end 2002, the Company had total consolidated assets of $174 million.

Significant events in 2002 include growing assets 17% to $174 million at December 31, 2002. The Company achieved its second fully profitable year of operations. As a result, the earnings per share of the Company increased 76% to $.65 per share. The Company's net interest margin remained virtually unchanged even though the Federal Reserve lowered interest rates in the fourth quarter of the year by 50 basis points. Over the past year on the retail side, the Bank was able to increase its deposit market share in both of the counties it operates branches. In Muskegon County where the Bank's main office is located, the Bank has the fifth largest market share. On the operations side, the Bank developed and launched a business internet banking product and continued supporting the personal internet product. As of January 31, 2003 there were 377 customers using these services.

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

Real Estate Loans. The Mortgage Company originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Mortgage Company's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell all residential real estate loans on a servicing released basis in the secondary market, regardless of term or product. The Mortgage Company, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

Commercial and Commercial Real Estate Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. Substantially all Commercial Real Estate Loan originations have been executed by the Mortgage Company, since March of 2002. The Bank and the Mortgage Company generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, mortgages on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

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

With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. During 2002 the Company and the Bank were involved in creating entities that are considered non-banking (see page 2, Description of Business-General for more details).

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $1,200,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2002, was approximately $2,000,000, subject to a higher legal lending limit of approximately $3,400,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. Combined, the President and the Chief Lending Officer have been delegated authority, where they deem it appropriate, to approve loans up $1,500,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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


LENDING ACTIVITY

Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders, including the Chief Executive Officer, and the Chief Lending Officer. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help Management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. They accomplish this through a sampling of the loan portfolios for both commercial and consumer loans. They also evaluate the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. Through October of 2002 they reviewed 34% of the principal outstandings in the Bank's commercial loan portfolio. During that review, they did not recommend any loans to be added to the Bank's watch list or recommend any currently criticized or classified loans for further downgrading.

The Bank has a comprehensive loan grading system for commercial loans. Administered as part of the loan review program, all commercial loans were graded on a seven grade rating system during 2002 and have since been upgraded to a nine grade rating system. Utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage, all commercial loans are graded at inception and at various intervals thereafter. All commercial loan relationships exceeding $500,000 are formally reviewed at least annually. Watch list credits are formally reviewed quarterly.

INVESTMENTS

The principal investment of the Company is its investment in the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. The Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities. These non-banking activities may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use; and insurance agency activities. Other than the Company's investment in Community Shores Financial Services, it has no present plans to make any such equity investment. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to exceptions for certain permitted equity investments, the Bank is prohibited from investing in equity securities. Among the permitted equity investments are shares of a subsidiary mortgage company like the Mortgage Company. Under another exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval.


ENVIRONMENTAL MATTERS

The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

As of December 31, 2002, the Bank had 44 full-time and 19 part-time employees. No area of the Bank is represented by collective bargaining agents.


SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2002, 2001 and 2000 only.

CONSOLIDATED RESULTS OF OPERATIONS:

                                                                               2002                2001                2000
                                                                         -------------------------------------------------------
Interest Income                                                            $10,416,327         $10,452,924          $8,483,976
Interest Expense                                                             4,987,306           6,032,670           5,389,643
                                                                         -------------------------------------------------------
Net Interest Income                                                          5,429,021           4,420,254           3,094,333
Provision for loan losses                                                      624,840             395,020             504,000
Non interest income                                                            902,191             646,005             417,068
Non interest expense                                                         4,883,352           4,242,871           3,386,366
                                                                         -------------------------------------------------------
Income (loss) before income tax expense                                        823,070             428,368           (378,965)
Income tax expense                                                                   0                   0                   0
                                                                         -------------------------------------------------------
Net income (loss)                                                             $823,070            $428,368          ($378,965)

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                              $173,465,944        $148,191,276        $125,150,436
Cash and cash equivalents                                                    2,781,994           2,270,921           6,262,326
Securities                                                                  26,295,584          24,731,925          19,858,021
Loans held for sale                                                            579,400                   0                   0
Gross loans                                                                141,453,620         118,115,580          95,650,524
Allowance for loan losses                                                    1,898,983           1.535.543           1,269,050
Other assets                                                                 4,254,329           4,608,393           4,648,615

Deposits                                                                   132,725,379         110,148,334          97,887,140
Federal funds purchased  and repurchase agreements                          19,466,513          18,964,598           9,986,742
Notes payable and Federal Home Loan Bank Advances                            9,600,000           9,400,000           8,005,000
Other                                                                          608,179             544,256             778,308

Shareholders' equity                                                        11,065,873           9,134,088           8,493,246

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                         0.49%               0.31%             (0.36%)
Return on average shareholders' equity                                           8.27%               4.87%             (4.60%)
Average equity to average assets                                                 5.92%               6.34%               7.90%

Dividend payout ratio                                                              N/A                 N/A                 N/A

Non performing loans to total loans                                              0.59%               0.27%               0.00%

Tier 1 leverage capital                                                          6.40%               6.25%               7.92%
Tier 1 leverage risk-based capital                                               7.04%               6.77%               7.76%
Total risk-based capital                                                        10.64%              10.66%              10.84%

Per Share Data:                                                                2002               2001               2000
                                                                        ------------------------------------------------------
Net Income:
     Basic                                                                     $0.65              $0.37            ($0.32)
     Diluted                                                                    0.65               0.37             (0.32)
Book value at end of period                                                     8.32               7.81               7.26
Dividends declared                                                               N/A                N/A                N/A
Weighted average shares outstanding                                        1,267,301          1,170,000          1,170,000


NET INTEREST EARNINGS

A table displaying the Company's average balance of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each is incorporated by reference to page 12 of Management's Discussion and Analysis in the 2002 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report.

RATE VOLUME ANALYSIS

A table displaying the Company's change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate is incorporated by reference to page 13 of Management's Discussion and Analysis in the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.


                                                              Balance at                       Balance at
                                                          December 31, 2002                December 31, 2001
                                                         -------------------              ------------------
   U.S. Treasuries                                                        $0                       $499,682
   U.S. Government and federal agency                             17,669,155                     12,507,876
   Municipals                                                        485,767                        277,367
   Mortgage-backed                                                 8,140,662                     11,447,000
                                                          -------------------             ------------------

                                                                 $26,295,584                    $24,731,925
                                                          ===================             ==================


The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

                                         One Yr or Less        1 - 5 Years        Over 5 Years          Total
---------------------------------------------------------------------------------------------------------------
Treasury                                     $        0        $        0          $        0       $         0
Government Agency                            16,007,744         1,473,200             188,212        17,669,156
Municipals                                       50,820           181,470             253,477           485,767
Mortgage Backed Securities                      407,263         4,174,529           3,558,869         8,140,661
                                          ---------------------------------------------------------------------
Total                                       $16,465,827        $5,829,199          $4,000,558       $26,295,584
                                          =====================================================================

Weighted Average Yield                             2.63%             5.42%               6.00%             3.83%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

     Issuer                       Book Value             Market Value
   ---------------------------------------------------------------------
     FHLMC                      $4,388,976.99           $4,500,778.23
     FNMA                        1,729,731.83            1,775,936.79
     GNMA                        1,753,738.22            1,863,946.44

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.

                                                        December 31, 2002                   December 31, 2001
                                                             Balance              %              Balance             %
                                                       -----------------------------      ----------------------------
Commercial                                                 $62,661,644          44.3          $55,368,526         46.9
Real estate -- commercial                                   44,681,761          31.6           33,889,667         28.7
Real estate -- mortgages                                     5,819,289           4.1            3,761,403          3.2
Real estate -- construction                                  1,853,099           1.3            3,081,361          2.6
Consumer                                                    26,437,827          18.7           22,014,623         18.6
                                                       -----------------------------      ----------------------------
                                                           141,453,620         100.0          118,115,580        100.0
Less allowance for loan losses                               1,898,983       =======            1,535,543       ======
                                                       ---------------                    ---------------
                                                          $139,554,637                       $116,580,037
                                                       ===============                    ===============


Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                                            Twelve Months            Twelve Months
                                                                 Ended                   Ended
                                                               12/31/02                 12/31/01
-------------------------------------------------------     --------------          ---------------
Beginning Balance                                             $ 1,535,543             $  1,269,050
Charge-offs
     Commercial                                                         0                        0
     Real Estate - Commercial                                   (150,740)                (155,330)
     Real Estate - Residential                                          0                        0
     Real Estate - Construction                                         0                        0
     Consumer                                                   (162,781)                  (7,292)
                                                            --------------          ---------------
                                                                (313,521)                (162,622)
                                                            --------------          ---------------
Recoveries
     Commercial                                                         0                        0
     Real Estate - Commercial                                       6,743                   28,310
     Real Estate - Residential                                          0                        0
     Real Estate - Construction                                         0                        0
     Consumer                                                      45,378                    5,785
                                                            --------------          ---------------
                                                                   52,121                   34,095
                                                            --------------          ---------------
Net Charge-offs                                                 (261,400)                (128,527)
                                                            --------------          ---------------
Provision charged against operating expense                       624,840                  395,020
                                                            --------------          ---------------
Ending Balance                                                $ 1,898,983             $  1,535,543
                                                            ==============          ===============

Allocation of the Allowance for Loan Losses:

                                                           2002                                   2001
                                              ---------------------------------     -------------------------------------
                                                                    Percent of                               Percent of
                                                                   Loans in Each                           Loans in Each
Balance at End of Period                                            Category to                              Category to
                                                   Amount           Total Loans           Amount             Total Loans
                                              ---------------------------------     -------------------------------------
Commercial                                        $862,436               44.3%         $ 749,988                46.9%
Real estate -- commercial                          663,579               31.6            430,220                28.7
Real estate -- mortgages                            43,645                4.1             28,210                 3.2
Real estate -- construction                         24,090                1.3             40,058                 2.6
Consumer                                           305,233               18.7            287,067                18.6
Unallocated                                              0                0.0                  0                 0.0
                                              ---------------------------------     -------------------------------------

Total                                           $1,898,983              100.0%        $1,535,543               100.0%
                                              =================================     =====================================


As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information on pages 8 and 9 of Management's Discussion and Analysis in the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2002.

                                   Within           Over Three          Over Six
                                    Three           Through Six          Through          Over Twelve
                                    Months             Months          Twelve Months         Months             Total
                               ------------------------------------------------------------------------------------------
  Time Deposits > $100,000        $9,169,926        $2,608,602           $5,642,206       $19,402,881        $36,823,915


The Company had no foreign banking offices or foreign depositors at December 31, 2002. The average balance of deposits by category as well as the average rate on each category is shown on page 12 of Management's Discussion and Analysis in the 2002 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report and are incorporated here by reference.

SHORT-TERM BORROWINGS

For both December 31, 2002 and 2001, the consolidated short-term borrowings of the Company consisted of federal funds purchased and repurchase agreements. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by bank owned securities which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at both year-ends are as follows:

                                                                          Repurchase                  Federal Funds
                                                                          Agreements                    Purchased
                                                                     -------------------        ----------------------

Outstanding at December 31, 2002                                        $ 18,516,513                $     950,000
    Average interest rate at year end                                          1.45%                        1.80%
    Average balance during year                                           15,756,905                      767,397
    Average interest rate during year                                          1.88%                        1.82%
    Maximum month end balance during year                                 18,988,514                    2,000,000

Outstanding at December 31, 2001                                        $ 12,264,598                $   6,700,000
    Average interest rate at year end                                          2.04%                        1.82%
    Average balance during year                                           12,282,957                    1,053,836
    Average interest rate during year                                          3.36%                        3.16%
    Maximum month end balance during year                                 14,589,092                    6,700,000


INTEREST  RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2002 and discussion of interest rate sensitivity are incorporated here by reference to pages 14 and 15 of Management's Discussion and Analysis in the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.


ITEM 2.  DESCRIPTION OF PROPERTY


The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up. The lane closest to the building houses the night depository. A drive-up ATM is located in the lane farthest from the building.

The Bank's second location is at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999 which has a term of five years. The leased space has 2,075 square feet of office space and one drive-up lane. A stand alone ATM is also available at the Grand Haven location.

The third banking location is situated in the City of North Muskegon at 485 Whitehall Road. It officially opened for business on January 16, 2001. The leased premises are approximately 1200 square feet and have been customized by the Landlord to accommodate banking services. The completed location has one drive-up lane and an ATM. The term of the lease is sixty months.

For more information on the Company's future lease commitments see Note 10 on page 30 of the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of the Company's shareholders.



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


The information listed under the caption "Shareholder Information" on pages 38 and 39 of the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

         The following table summarizes information, as of December 31, 2002, relating to the Company's compensation plans under which equity securities are authorized for issuance.


                                                                                     Number of securities remaining
                              Number of securities to be    Weighted average         available for future issuance
                              issued upon exercise of       exercise price of        under equity compensation plans
                              outstanding options,          outstanding options,     (excluding securities reflected in
Plan Category                 warrants and rights           warrants and rights       column (a))
-------------                 -------------------           -------------------       -----------
                                      (a)                          (b)                             (c)

Equity compensation plans           121,500                       $10                            28,500
approved by security
holders (1)

Equity compensation plans               0                           0                               0
not approved by security
holders

Total                                121,500                       $10                           28,500

------------------------
(1) The plan referred to is the Company's 1998 Employee Stock Option Plan. The table does not include information regarding the proposed Director Stock Option Plan.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS (CONTINUED)

During the fourth quarter of 2002, the Company sold 56,250 shares of unregistered common stock in four privately negotiated sales. Each of these purchasers was believed to be an accredited investor under Regulation D of the Securities of 1933. Each of the sales was made in reliance on an exemption from registration under Rule 506 of Regulation D or Section 4(2) under the Securities Act of 1933. The 56,250 shares of common stock sold have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 6 of the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 7.  FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated February 27, 2003, in the 2002 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information presented under the caption "Information about Directors, Nominees and Executive Officers" in the Notice of Annual Meeting and Proxy Statement for the Company's 2003 Annual Meeting of Shareholders furnished to the Securities and Exchange Commission as Exhibit 20 to this Report (the "Proxy Statement") is incorporated here by reference.

The Company does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION


The information presented under the captions "Summary Compensation Table," "Options Granted in 2002," and "Aggregated Stock Option Exercises in 2002 and Year End Option Values," and in the last paragraph under the caption "Board of Directors Meetings and Committees" in the Proxy Statement is incorporated here by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

The introductory sentence and table in Item 5 of this Report under the caption "Equity Plan Compensation Information" is incorporated here by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information listed under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        EXHIBIT NO.                           EXHIBIT DESCRIPTION

            3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on December 17, 1998.

            3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

            3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

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

            10.5 Subordinated Note Purchase Agreement between Robert L.. Chandonnet and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.6 Floating Rate Subordinated Note issued to Robert L.. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.7 Subordinated Note Purchase Agreement between Michael D.. Gluhanich and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.8             Floating Rate Subordinated Note issued to Michael
                             D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.9             Subordinated Note Purchase Agreement between Donald
                             E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.10            Floating Rate Subordinated Note issued to Donald E.
                             Hegedus by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.11            Subordinated Note Purchase Agreement between John
                             L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

           10.12             Floating Rate Subordinated Note issued to John L.
                             Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.13            Subordinated Note Purchase Agreement between Robert
                             L. Chandonnet and Community Shores Bank
                             Corporation dated September 27, 2000 is
                             incorporated by reference to exhibit 10 a (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.14 Floating Rate Subordinated Note issued to Robert L.. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.15 Subordinated Note Purchase Agreement between Michael D.. Gluhanich and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.16            Floating Rate Subordinated Note issued to Michael
                             D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.17            Subordinated Note Purchase Agreement between Donald
                             E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.18            Floating Rate Subordinated Note issued to Donald E.
                             Hegedus by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.19            Subordinated Note Purchase Agreement between John
                             L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.20            Floating Rate Subordinated Note issued to John L.
                             Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.21 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.22 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.23 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.24 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.25 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.26 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.27 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.28 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.29 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.30 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.31 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.32 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.33 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.34 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.35 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.36 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated October 9, 2001.

            10.37 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

            10.38 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated December 31, 2001.

            10.39 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

            10.40 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.41 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.42 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.43 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.44 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E.

                             Hegedus dated August 28, 2002 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.45 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 28, 2002 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.46 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 28, 2002 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.47 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 28, 2002 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.48 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated August 28, 2002 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            13               2002 Annual Report to Shareholders of the Company.
                             Except for the portions of the 2002 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2002 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

            20 The Notice of Annual Meeting and Proxy Statement of the Company for its May 8, 2003 Annual Meeting of the Shareholders is included except for the portions of the Notice of Annual Meeting and Proxy Statement that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting and Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

            21               Subsidiaries of the Issuer.

            23               Consent of Independent Auditors.

            99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





(b) REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.


ITEM 14.  CONTROLS AND PROCEDURES

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                COMMUNITY SHORES BANK CORPORATION


                                /s/ Jose' A. Infante
                                --------------------------------------
                                Jose' A. Infante
                                Chairman of the Board, President
                                  and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 28, 2003.

/s/ David C. Bliss                                           /s/ Michael D. Gluhanich
------------------------------------------                   ------------------------------------------
David C. Bliss, Director                                     Michael D. Gluhanich, Director

/s/ Gary F. Bogner                                           /s/ Donald E. Hegedus
------------------------------------------                   ------------------------------------------
Gary F. Bogner, Director                                     Donald E. Hegedus, Director

/s/ John C. Carlyle                                          /s/ John L. Hilt
------------------------------------------                   ------------------------------------------
John C. Carlyle, Director                                    John L. Hilt, Director


/s/ Robert L. Chandonnet                                     /s/ Jose' A. Infante
------------------------------------------                   ------------------------------------------
Robert L. Chandonnet, Director                               Jose' A. Infante, Chairman of the
                                                             Board, President and Chief Executive
                                                             Officer and Director (principal
                                                             executive officer)

/s/ Dennis L. Cherette                                       /s Joy R. Nelson
------------------------------------------                   ------------------------------------------
Dennis L. Cherette, Director                                 Joy R. Nelson, Director

/s/ Bruce J. Essex                                           /s/ Tracey A. Welsh
------------------------------------------                   ------------------------------------------
Bruce J. Essex, Director                                     Tracey A. Welsh,  Vice President and
                                                             Chief Financial Officer (principal
                                                             financial and accounting officer)

                                 CERTIFICATIONS



CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Jose' A. Infante, Chairman, President and Chief Executive Officer of
         Community Shores Bank Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Shores Bank Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003        /s/ Jose' A. Infante
                               --------------------------------------------
                               Jose' A. Infante
                               Chairman, President and Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Tracey A. Welsh, Vice President and Chief Financial Officer of Community Shores Bank Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Shores Bank Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003              /s/ Tracey A. Welsh
                                     -------------------------------------------
                                     Tracey A. Welsh
                                     Vice President and Chief Financial Officer

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


(c) The Company's Notice of Annual Meeting and Proxy Statement, exhibit 20 of this document, and its 2002 Annual Report, exhibit 13 of this document, are expected to be mailed to the Company's security holders on or about April 10, 2003. Also on that date the required number of copies will be mailed to the Commission.

                                  EXHIBIT INDEX

        EXHIBIT NO.                          EXHIBIT DESCRIPTION

            3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2 (SEC File no. 333-63769) that become effective on December 17, 1998.

            3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

            3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

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

            10.5             Subordinated Note Purchase Agreement between Robert
                             L. Chandonnet and Community Shores Bank
                             Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.6             Floating Rate Subordinated Note issued to Robert
                             L. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.7 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.8             Floating Rate Subordinated Note issued to Michael
                             D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.9             Subordinated Note Purchase Agreement between Donald
                             E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.10            Floating Rate Subordinated Note issued to Donald E.
                             Hegedus by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.11            Subordinated Note Purchase Agreement between John
                             L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.12            Floating Rate Subordinated Note issued to John L.
                             Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.13            Subordinated Note Purchase Agreement between Robert
                             L. Chandonnet and Community Shores Bank
                             Corporation dated September 27, 2000 is
                             incorporated by reference to exhibit 10 a (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.14            Floating Rate Subordinated Note issued to Robert
                             L. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.15 Subordinated Note Purchase Agreement between Michael D. Gluhanich and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.16            Floating Rate Subordinated Note issued to Michael
                             D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.17            Subordinated Note Purchase Agreement between Donald
                             E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.18            Floating Rate Subordinated Note issued to Donald E.
                             Hegedus by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.19            Subordinated Note Purchase Agreement between John
                             L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.20            Floating Rate Subordinated Note issued to John L.
                             Hilt, acting through his individual retirement account, by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.21 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.22 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

            10.23 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.24 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.25 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.26 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.27 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.28 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.29 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.30 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

            10.31 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.32 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated September 26, 2001 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.33 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.34 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

            10.35 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2006 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

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

            10.37 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

            10.38 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated December 31,

                             2001.

            10.39 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

            10.40 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.41 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.42 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.43 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.2 of the Company's June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

            10.44 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 28, 2002 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.45 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 28, 2002 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.46 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 28, 2002 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.47 First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due June 30, 2007 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 28, 2002 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            10.48 First Amendment to Community Shores Bank Corporation Floating Rate

                             Subordinated Note due June 30, 2007 and
                             Subordinated Note Purchase Agreement between
                             Community Shores Bank Corporation and Robert L. Chandonnet dated August 28, 2002 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2002 Form 10-QSB (SEC file no. 333-63769).

            13               2002 Annual Report to Shareholders of the Company.
                             Except for the portions of the 2002 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2002 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

            20 The Notice of Annual Meeting and Proxy Statement of the Company for its May 8, 2003 Annual Meeting of the Shareholders is included except for the portions of the Notice of Annual Meeting and Proxy Statement that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting and Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

            21               Subsidiaries of the Issuer.

            23               Consent of Independent Auditors.

            99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.