Form 10QSB
period 2003-03-31
COMMUNITY SHORES BANK CORP
filed 2003-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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
                              Yes   X     No
                                  ------     -------

At April 30, 2003, 1,430,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                              Yes        No  X
                                  ----     -----

                     Community Shores Bank Corporation Index



PART I.  Financial Information                                       Page No.
         ---------------------                                       --------
         Item 1.  Financial Statements ..............................     1

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation..........................................    12

         Item 3.  Controls and Procedures............................    21

PART II. Other Information

         Item 1.  Legal Proceedings..................................    21

         Item 2.  Changes in Securities .............................    21

         Item 3.  Defaults upon Senior Securities....................    22

         Item 4.  Submission of Matters to a Vote of
                  Security Holders...................................    22

         Item 5.  Other Information..................................    22

         Item 6.  Exhibits and Reports on Form 8-K...................    22

         Signatures..................................................    23

         Certifications..............................................    24

PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                          March 31,      December 31,
                                                             2003            2002
                                                       --------------   --------------
                                                         (unaudited)

ASSETS
Cash and due from financial institutions                 $ 7,614,626      $ 2,722,565
Interest-bearing deposits in other financial
 institutions                                                362,300           59,429
Federal funds sold                                         4,100,000                0
                                                       --------------   --------------
   Cash and cash equivalents                              12,076,926        2,781,994

Securities
   Available for sale (at fair value)                     26,126,728       26,043,017
   Held to maturity (fair value of $254,676 at
    March 31, 2003 and $255,178 at December 31, 2002)        252,370          252,567
                                                       --------------   --------------
     Total securities                                     26,379,098       26,295,584

Loans held for sale                                          366,000          579,400

Loans                                                    147,022,766      141,453,620
Less: Allowance for loan losses                            1,881,891        1,898,983
                                                       --------------   --------------
   Net loans                                             145,140,875      139,554,637

Federal Home Loan Bank stock                                 425,000          425,000
Premises and equipment, net                                2,833,984        2,910,237
Accrued interest receivable                                  691,220          661,136
Other assets                                                 860,223          257,956
                                                       --------------   --------------
        Total assets                                    $188,773,326    $ 173,465,944
                                                       ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                 $ 11,126,718    $  10,368,525
   Interest bearing                                      137,269,128      122,356,854
                                                       --------------   --------------
        Total deposits                                   148,395,846      132,725,379

Federal funds purchased and repurchase agreements         19,001,664       19,466,513
Federal Home Loan Bank advances                            6,000,000        6,000,000
Notes payable                                              2,550,000        3,600,000
Accrued expenses and other liabilities                       570,018          608,179
                                                       --------------   --------------
        Total liabilities                                176,517,528      162,400,071

Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                               0                0
   Common stock, no par value; 9,000,000 shares
    authorized; 2003-1,430,000 shares issued and
    2002-1,330,000 shares issued                          12,923,585       12,123,585
   Accumulated deficit                                      (858,450)      (1,367,911)
   Accumulated other comprehensive income                    190,663          310,199
                                                       --------------   --------------
   Total shareholders' equity                             12,255,798       11,065,873
                                                       --------------   --------------
   Total liabilities and shareholders                  $ 188,773,326    $ 173,465,944
                                                       ==============   ==============


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     Three Months    Three Months
                                                        Ended            Ended
                                                    March 31, 2003   March 31, 2002
                                                    --------------   --------------
Interest and dividend income
  Loans, including fees                               $ 2,295,499    $ 2,159,850
  Securities and FHLB dividends                           247,753        333,288
  Federal funds sold and other income                      11,869         61,702
                                                    --------------   --------------
   Total interest income                                2,555,121      2,554,840

Interest expense
  Deposits                                                887,867      1,078,248
  Repurchase agreements, federal funds purchased,
   and other debt                                          77,920         84,986
  Federal Home Loan Bank advances and notes payable       135,670        138,876
                                                    --------------   --------------
   Total interest expense                               1,101,457      1,302,110
                                                    --------------   --------------

NET INTEREST INCOME                                     1,453,664      1,252,730
Provision for loan losses                                 188,990        127,800
                                                    --------------   --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,264,674      1,124,930

Noninterest income
  Service charges on deposit accounts                     129,173         99,673
  Mortgage loan referral fees                               5,185         44,935
  Gain on sale of loans                                    49,314              0
  Gain on disposition of securities                        62,681              0
  Other                                                    53,005         41,843
                                                    --------------   --------------
   Total noninterest income                               299,358        186,451

Noninterest expense
  Salaries and employee benefits                          768,791        619,423
  Occupancy                                                75,820         71,376
  Furniture and equipment                                 115,277        110,867
  Advertising                                              22,355         14,211
  Data processing                                          72,094         57,126
  Professional services                                    66,954         42,284
  Other                                                   260,464        230,423
                                                    --------------   --------------
   Total noninterest expense                            1,381,755      1,145,710
                                                    --------------   --------------

INCOME BEFORE FEDERAL INCOME TAXES                        182,277        165,671
Federal income tax expense/(benefit)                     (327,184)             0
                                                    --------------   --------------

NET INCOME                                            $   509,461    $   165,671
                                                    ==============   ==============

Weighted average shares outstanding                     1,350,000      1,170,000
                                                    ==============   ==============

Basic and diluted earnings per share                  $      0.38    $      0.14
                                                    ==============   ==============



          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                                  Accumulated
                                                                                                      Other              Total
                                                              Common         Accumulated          Comprehensive      Shareholders'
                                             Shares            Stock           Deficit            Income (Loss)         Equity
                                          -----------      -------------    -------------       ----------------   ---------------
BALANCE AT JANUARY 1, 2002                 1,170,000       $ 10,871,211     $(2,190,932)         $      453,808    $    9,134,087

Comprehensive income:
  Net Income                                                                    165,671                                   165,671
  Unrealized loss on securities
     available-for-sale, net                                                                           (307,641)         (307,641)
                                                                                                                   ---------------
        Total comprehensive income                                                                                       (141,970)

                                          -----------      -------------    -------------       ----------------   ---------------
BALANCE, MARCH 31, 2002                    1,170,000       $ 10,871,211     $(2,025,261)         $      146,167     $   8,992,117
                                          ===========      =============    =============       ================   ===============


BALANCE AT JANUARY 1, 2003                 1,330,000       $ 12,123,585     $(1,367,911)         $      310,199     $  11,065,873

Proceeds from the sale of stock,
  net of offering costs                      100,000            800,000                                                   800,000

Comprehensive income:
  Net income                                                                    509,461                                   509,461
  Unrealized loss on securities
     available-for-sale, net                                                                           (119,536)         (119,536)
                                                                                                                   ---------------
        Total comprehensive income                                                                                        389,925
                                          -----------      -------------    -------------       ----------------   ---------------

BALANCE AT MARCH 31, 2003                  1,430,000       $ 12,923,585     $  (858,450)         $      190,663     $  12,255,798
                                          ===========      =============    =============       ================   ===============









          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)



                                                        Three Months     Three Months
                                                            Ended            Ended
                                                       March 31, 2003   March 31, 2002
                                                       --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                           $    509,461    $    165,671
   Adjustments to reconcile net income to net cash
     from operating activities
      Provision for loan losses                              188,990         127,800
      Depreciation and amortization                           99,067          96,353
      Net accretion of securities                             (8,750)        (16,014)
      Net realized gain on disposition of securities         (62,681)              0
      Net realized gain on sale of loans                     (49,314)              0
      Loan originations                                   (3,936,400)              0
      Proceeds from loan sales                             4,199,114               0
      Net change in:
         Accrued interest receivable and other assets       (570,773)        (83,064)
         Accrued interest payable and other liabilities      (38,163)         49,820
                                                       --------------   ---------------
            Net cash from operating activities               330,551         340,566

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                2,271,377               0
      Maturities, prepayments and calls                   15,297,612       3,212,888
      Purchases                                          (17,762,184)    (12,999,117)
   Loan originations and payments, net                    (5,775,228)     (6,532,401)
   Additions to premises and equipment                       (22,814)        (35,460)
                                                       --------------   ---------------
         Net cash used in investing activities            (5,991,237)    (16,354,090)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                 15,670,467      27,462,681
   Net change in federal funds purchased and
     repurchase agreements                                  (464,849)     (1,408,217)
   Federal Home Loan Bank advance activity:
      New advances                                                 0       1,500,000
      Maturities and payments                                      0      (1,500,000)
   Draws (paydown) on note payable                        (1,050,000)        100,000
   Net proceeds from stock offering                          800,000               0
                                                       --------------   ---------------
      Net cash from financing activities                  14,955,618      26,154,464
                                                       --------------   ---------------

Net change in cash and cash equivalents                    9,294,932      10,140,940
Beginning cash and cash equivalents                        2,781,994       2,270,921
                                                       --------------   ---------------

ENDING CASH AND CASH EQUIVALENTS                        $ 12,076,926    $ 12,411,861
                                                       ==============   ===============

Supplemental cash flow information:
   Cash paid during the period for Interest             $  1,180,647    $  1,253,489

   Cash paid for federal income tax                     $     15,000    $          0


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION:

      The unaudited, consolidated financial statements as of and for the three months ended March 31, 2003 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2003 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2002. Some items in the prior year financial statements were reclassified to conform to the current presentation.


2.    STOCK COMPENSATION

      Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on the net income and the earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.



                                                        Three Months     Three Months
                                                           Ended            Ended
                                                       March 31, 2003    March 31, 2002
                                                       --------------    --------------
         Net income as reported                             $509,461         $165,671
         Deduct: stock-based compensation expense
                 determined under fair value
                 based method                                  6,659                0
                                                       --------------    --------------
         Pro forma net income                                502,802          165,671

         Basic and diluted earnings per share as
          reported                                              $.38             $.14
         Pro forma basic and diluted earnings per
          share                                                  .37              .14


      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.    STOCK COMPENSATION-continued


      Assumptions:                                              2002

         Risk-free interest rate                               3.90%
         Expected option life                                 7 years
         Expected stock price volatility                        40%
         Dividend yield                                          0%
         Computed fair value                                   $3.58


3.    SECURITIES

      The following tables represent the securities held in the Company's portfolio at March 31, 2003 and at December 31, 2002:


                                                                   Gross          Gross
                                                    Amortized    Unrealized     Unrealized           Fair
           March 31, 2003                              Cost        Gains          Losses             Value          %
          --------------------------------------------------------------------------------------------------------------
           Available for sale:
             US Government and federal agency                      $91,651        $(5250)        $ 11,627,183      44.0
             Municipal securities                                   13,507             0              284,320       1.1
             Mortgage-backed securities                            208,886       (19,910)          14,215,225      53.9
                                                                 -------------------------------------------------------
                                                                   314,044       (25,160)          26,126,728      99.0
           Held to maturity:
             Municipal securities                    $252,370      $ 2,306          $  0             $254,676       1.0


                                                                   Gross           Gross
                                                    Amortized    Unrealized     Unrealized           Fair
           December 31, 2002                           Cost        Gains          Losses             Value          %
          --------------------------------------------------------------------------------------------------------------
           Available for sale:
             US Government and federal agency                    $ 190,701      $ (2,490)        $ 17,669,155      67.2
             Municipal securities                                   13,572             0              233,200       0.9
             Mortgage-backed securities                            268,215             0            8,140,662      31.0
                                                                 -------------------------------------------------------
                                                                   472,488        (2,490)          26,043,017      99.1
           Held to maturity:
             Municipal securities                    $252,567    $   2,611          $  0             $255,178       0.9



      Securities increased $83,514 during the first three months of 2003. Below is the schedule of maturities for investments held at March 31, 2003:


                                   Available for Sale         Held to Maturity
                                          Fair             Amortized         Fair
                                          Value              Cost           Value
       -------------------------------------------------------------------------------
       Due in one year or less             $ 6,624,179           $53,760      $53,936
       Due from one to five years            5,054,183           190,039      192,169
       Due in more than five years             233,141             8,571        8,571
       Mortgage-backed                      14,215,225                 0            0
                                   ---------------------------------------------------
                                           $26,126,728          $252,370     $254,676
                                   ===================================================

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    LOANS

      Loans increased $5,569,146 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 to March 31, 2003 were as follows:



                                                                                                                        Percent
                                                        March 31, 2003                   December 31, 2002             Increase/
                                                   Balance              %              Balance            %           (Decrease)
                                                -----------------------------        --------------------------      ------------
           Commercial                             $ 62,051,018         42.2  %        $ 62,751,937       44.3  %         (1.1) %
           Real Estate:
             Commercial                             49,469,500         33.6             44,681,761       31.6            10.7
             Residential                             6,223,997          4.2              5,819,289        4.1             7.0
             Construction                            2,116,132          1.4              1,853,099        1.3            14.2
           Consumer                                 27,275,677         18.6             26,437,827       18.7             3.2
                                                -----------------------------        --------------------------
                                                   147,136,324        100.0  %         141,543,913      100.0
                                                ------------------ ==========        ----------------- ========
           Less: allowance for loan losses           1,881,891                           1,898,983
                Net deferred loan fees                 113,558                              90,293
                                                ------------------                   -----------------
                                                 $ 145,140,875                       $ 139,554,637
                                                ==================                   =================


4.    ALLOWANCE FOR LOAN LOSSES

      The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2003 and 2002:



                                             Three Months          Three Months
                                                 Ended                Ended
                                               03/31/03              03/31/02
       -------------------------------------------------------   ---------------
       Beginning Balance                    $  1,898,983          $  1,535,543

       Charge-offs                              (256,844)              (10,624)
       Recoveries                                 50,762                22,880
       Provision for loan losses                 188,990               127,800
                                           --------------        ---------------
       Ending Balance                      $   1,881,891         $   1,675,599
                                           ==============        ===============



5.    DEPOSITS

      Deposit balances increased $15,670,467 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 through March 31, 2003 were as follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.    Deposits-continued


                                                                                                               Percent
                                               March 31, 2003                    December 31, 2002             Increase/
                                          Balance              %                Balance          %            (Decrease)
                                        -----------------------------        ------------------------        ------------
           Non-interest bearing
              Demand                      $11,126,718          7.5  %          $ 10,368,525     7.8 %            7.3  %
           Interest bearing
              Checking                     26,186,985         17.6               21,103,272    15.9             24.1
              Money Market                 41,661,735         28.1               27,704,511    20.9             50.4
              Savings                       3,409,194          2.3                3,475,918     2.6             (1.9)
              Time, under $100,000         30,716,235         20.7               36,823,915    27.7            (16.6)
              Time, over $100,000          35,294,979         23.8               33,249,238    25.1              6.2
                                        ---------------------------           ----------------------
           Total Deposits               $ 148,395,846        100.0  %          $132,725,379   100.0  %
                                        ===========================           ======================


6.    SHORT-TERM BORROWINGS

      Both federal funds purchased and repurchase agreements were outstanding at December 31, 2002. At March 31, 2003, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2002, repurchase agreements increased $485,151. The March 31, 2003 and December 31, 2002 information was as follows:



                                                                  Repurchase               Federal Funds
                                                                  Agreements                 Purchased
                                                               -----------------     ---------------------
           Outstanding at March 31, 2003                        $  19,001,664          $             0
               Average interest rate at period end                      1.45%                     0.0%
               Average balance during period                       18,791,039                2,735,000
               Average interest rate during period                      1.45%                    1.58%
               Maximum month end balance during period             20,166,404                6,200,000

           Outstanding at December 31, 2002                     $  18,516,513          $       950,000
               Average interest rate at year end                        1.45%                    1.80%
               Average balance during year                         15,756,905                  767,397
               Average interest rate during year                        1.88%                    1.82%
               Maximum month end balance during year               18,988,514                2,000,000



7.    FEDERAL HOME LOAN BANK BORROWINGS

      The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At March 31, 2003, the Bank has securities with a

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    FEDERAL HOME LOAN BANK BORROWINGS-continued

      market value of $6,559,688 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both March 31, 2003 and December 31, 2002 are:

                                        Current
           Maturity Date             Interest Rate          2003             2002
      -----------------------      -----------------  ---------------   --------------
      March 24, 2010                     5.99            $1,500,000       $1,500,000
      November 3, 2010                   5.95             2,000,000        2,000,000
      December 13, 2010                  5.10             2,500,000        2,500,000
                                                      ---------------   --------------
                                                         $6,000,000       $6,000,000


8.    NOTES PAYABLE

      Since June 28, 2000, the Company has borrowed a total of $3,600,000 from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members, Mr. Gluhanich and Mr. Chandonnet, lent money directly as well as taking part in the LLC. The balance of this debt at March 31, 2003 was $2,550,000. On March 31, 2003 the company paid down a portion of the LLC note. A summary of the outstanding note liabilities is given below:


      =================================================================================
      Loan from:                  Aggregate         Current Rate          Maturity
                                  Principal
                                    Amount
      ---------------------------------------------------------------------------------
      Robert L. Chandonnet       $  200,000             5.75%          June 30, 2008
      Michael D. Gluhanich       $  100,000             5.75%          June 30, 2008
      Donald E. Hegedus          $  500,000             5.75%          June 30, 2008
      John L. Hilt               $  750,000             5.75%          June 30, 2008
      Community Shores LLC       $1,000,000             5.75%          June 30, 2008
      ---------------------------------------------------------------------------------
      Total                      $2,550,000
      =================================================================================


      The rate on the above notes is floating and is officially defined as 1.50% over the US Bank, N.A. Prime rate. US Bank's current prime rate is 4.25%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of the Company. The proceeds from these Notes were used by the Company to cover general operating expenses and to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.      COMMITMENTS AND OFF-BALANCE SHEET RISK

      Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to another party. Exposure to credit loss if the customer does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

      A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2003 and December 31, 2002 follows:

                                                                   March 31,         December 31,
                                                                     2003                2002
                                                                 --------------    ---------------
            Unused lines of credit and letters of credit          $ 33,926,449       $ 33,779,249

            Commitments to make loans                                1,004,583            541,138

      Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   REGULATORY MATTERS-continued


                               Capital to risk weighted
                                        assets            Tier 1 Capital
                               Total          Tier 1      to average assets
                              --------       ---------   -------------------
      Well capitalized           10   %          6   %           5 %
      Adequately capitalized     8               4               4
      Undercapitalized           6               3               3

      Actual capital levels and minimum required levels at March 31, 2003 for the Company and Bank were:


                                                                                                        Minimum Required to
                                                                                                        Be Well Capitalized
                                                                        Minimum Required                    Under Prompt
                                                                           For Capital                     Corrective Action
                                               Actual                   Adequacy Purposes                     Provisions
                                       -------------------------  -----------------------------   ------------------------------
                                         Amount          Ratio         Amount          Ratio          Amount             Ratio
                                       -------------------------  -----------------------------   ------------------------------
           March 31. 2003
           Total Capital (Tier 1 and
           Tier 2) to risk weighted
           assets
               Consolidated            $  16,497,026     10.30%   $    12,813,789       8.00%     $   16,017,236         10.00%
               Bank                       16,157,824     10.09         12,810,908       8.00          16,013,635         10.00
           Tier 1 (Core) Capital to
           risk weighted assets
               Consolidated               12,065,135      7.53          6,406,894       4.00           9,610,342          6.00
               Bank                       14,275,933      8.91          6,405,454       4.00           9,608,181          6.00
           Tier 1 (Core) Capital to
             average assets
               Consolidated               12,065,135      6.68          7,223,283       4.00           9,026,104          5.00
               Bank                       14,275,933      7.91          7,223,595       4.00           9,029,494          5.00


      The Company and the Bank were in the well-capitalized category at March 31, 2003. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. Capital contributions may be made to the Bank from the remaining proceeds received by the Company from the private sales of Company stock made between May 2002 and March 2003 or an increase in the LLC note payable.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and the Bank's subsidiary, the Mortgage Company, and Community Shores Financial Services through March 31, 2003 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2003 to that at December 31, 2002. The part labeled Results of Operations discusses the three month period ended March 31, 2003 as compared to the same period of 2002. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

This discussion and analysis and other sections of this 10-QSB contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

FINANCIAL CONDITION

Total assets increased by $15,307,382 to $188,773,326 at March 31, 2003 from $173,465,944 at December 31, 2002. This is a 9% increase in assets during the first three months of 2003. Asset growth was funded by deposit growth and was reflected by an increase in loan volume as well as higher balances held at other financial institutions and federal funds being sold. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $9,294,932 to $12,076,926 at March 31, 2003 from $2,781,994 at December 31, 2002. This increase was the result of an additional $5,380,853

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

being held at other financial institutions. On March 31, 2003, due to an unexpected temporary increase in deposits, management chose to leave an additional $2,000,000 in its Federal Reserve Account overnight due to its favorable risk weighting when computing the Bank's quarter end capital position. The increased balances held in the Bank's correspondent account are simply reflective of the seasonality of some of its larger customers as well as general growth of the Bank's customer base. Finally there was $4,100,000 in federal funds sold on March 31, 2003 compared to none being sold on December 31, 2002.

Loans held for sale totaled $366,000 at March 31, 2003 compared to $579,400 being held for sale at year-end 2002. The entire balance is made up of real estate mortgage loans. Since opening Community Shores Mortgage Company in March of last year, mortgage loans are originated by the Mortgage Company and placed in a portfolio of loans held for sale. Usually within 30 days of origination, the loans are sold for a gain to various venders on a servicing released basis. At this time it is not the intention of management to retain fifteen and thirty-year fixed rate mortgage loans due to the risk involved from an asset liability management perspective.

Total loans climbed to $147,022,766 at March 31, 2003 from $141,453,620 at December 31, 2002. Of the $5,569,146 increase experienced, 73% occurred in the commercial loan portfolio and 15% occurred in the consumer loan portfolio. The "wholesale" banking focus applied since opening in 1999 continued during the first three months of 2003. Presently, the commercial category of loans comprises 76% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Growth was also experienced on the "retail" lending side. Consumer loans increased $837,851 or 3%, over the balance reported at December 31, 2002. Growth in this category was mostly the result of new business in direct and indirect automobile loans and home equity loans. Loan volume has softened in general in spite of the favorable interest rate environment but management remains optimistic about future opportunities in the Bank's market.

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2003 have been included below:


                                       Within             Three to              One to          After
                                       Three               Twelve                Five           Five
                                       Months              Months               Years           Years           Total
                                  ---------------------------------------------------------------------------------------
Commercial, financial and other     $20,701,991          $19,259,764         $20,301,797      $1,673,908     $61,937,460
Real estate:
     Commercial                       3,026,090            7,918,021          38,525,389               0      49,469,500
     Residential                         31,631              155,460             713,038       5,323,868       6,223,997
     Construction                     1,038,474            1,023,033              54,625               0       2,116,132
Consumer                              2,060,070            3,432,592          18,391,323       3,391,692      27,275,677
                                  ---------------------------------------------------------------------------------------
                                    $26,858,256          $31,788,870         $77,986,172     $10,389,468    $147,022,766
                                  =======================================================================================

Loans at fixed rates                 $3,288,082           $6,479,855         $61,577,122      $7,064,015     $78,409,074
Loans at variable rates              23,570,174           25,309,015          16,409,050       3,325,453      68,613,692
                                  ---------------------------------------------------------------------------------------
                                    $26,858,256          $31,788,870         $77,986,172     $10,389,468    $147,022,766
                                  =======================================================================================

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At March 31, 2003, the allowance totaled $1,881,891 or approximately 1.28% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at March 31, 2003 was as follows:


                                                   March 31, 2003                   December 31, 2002
                                             --------------------------------  -------------------------------
                                                               Percent of                        Percent of
                                                                Allowance                         Allowance
Balance at End of Period Applicable to:                        Related to                        Related to
                                              Amount         Loan category      Amount          Loan category
                                             --------------------------------  -------------------------------
Commercial                                     $ 855,029           45.4%       $  862,436           44.3%
Real estate:
     Commercial                                  641,037           34.1           663,579           31.6
     Residential                                  46,680            2.5            43,645            4.1
     Construction                                 27,510            1.5            24,090            1.3
Consumer                                         311,635           16.5           305,233           18.7
Unallocated                                            0            0.0                 0            0.0
                                             --------------------------------  -------------------------------
Total                                         $1,881,891          100.0%       $1,898,983          100.0%
                                             ================================  ===============================


In general, past dues and net charge-offs have increased in the past several quarters, as a result of the seasoning of the Bank's loan portfolio and the country's weaker economic condition. Management continues to monitor the allocation and make necessary adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $188,990 was added to the allowance during the first quarter of 2003.

At the end of March 2003, loans 30-59 days past due totaled $1,178,000 up from $629,000 at December 31, 2002. Approximately $645,000 of the increase in these past due balances was related to commercial loans which was partially offset by a decrease in retail past dues of $96,000. One commercial loan in the 30-59 days past due category totaling $107,000 was paid in full in May. Another commercial loan in that category for $201,000, was brought to a current status in April.

There was a total of $740,000 past due 60-89 days and $317,000 past due more than 89 days at the end of 2002 compared to $414,000 past due 60-89 days and $561,000 past due more than 89 days after the first three months of 2003.

At March 31, 2003, the Bank had seven non-accrual loans with an aggregate total of $361,000. The Bank reported non-accrual loans at the end of December 2002 totaling $521,000. There were net recoveries of $12,000 recorded for the first three months of 2002. In the first three months of 2003, the Bank had net charge-offs of $206,082. A portion of the loans reported as non-accrual at year-end 2002 were charged off in the first quarter of 2003. There were specific allocations of $90,000 in the allowance at December 31, 2002 related to one of the loans charged off. The specific allocation has been removed now that the charge off has occurred

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

and the ratio of the allowance for loan losses to total loans declined from 1.34% at year-end 2002. Based on the Company's methodology for assessing loan portfolio risk, it is possible that future specific allocations may be necessary.

Other assets increased $602,000 primarily due to the Company and the Bank adjusting their deferred tax accounts to recognize the future benefit of temporary existing differences and eliminate the previously recorded valuation allowance no longer deemed needed.

Deposit balances were $148,395,846 at March 31, 2003 up from $132,725,379 at December 31, 2002. Non-interest bearing checking increased $758,193 or 7% since 2002 year-end. Interest bearing accounts increased $14,912,274 (12%) in the first quarter of 2003. Interest bearing checking and money market accounts reflected a $19,040,937 increase which was offset by a decrease in time deposits of $4,061,939. The growth in the money market accounts is a result of several of the Bank's large public fund customers increasing their balances on deposit. Based on their cash flow projections a majority of the increased deposits will be withdrawn and used in the month of May. A favorable result of the increase in local deposits is that management was able to decrease its concentration of brokered deposits from 30% at year-end 2002 to 24% at March 31, 2003. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. It is a goal of management to actively work towards reducing brokered deposit concentration levels although the current rate environment has made it difficult to attract local time deposits with longer term maturities.

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both March 31, 2003 and December 31, 2002. In March, two of the three putable advances owned by the Bank were eligible for conversion to a floating rate at the option of the FHLB. The FHLB did not exercise its right in either case. The putable advances of $2,500,000 and $1,500,000 continue to accrue interest at rates of 5.10% and 5.99% respectively. Going forward the FHLB will have the right to exercise its option on both notes every ninety days. The third putable advance will become eligible for conversion to a floating rate beginning in November of 2003. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment penalty. At this time, it is not anticipated that either of the eligible advances will convert to a floating rate given the nature of the current rate environment.

As of March 31, 2003, the Company had outstanding borrowings of $2,550,000 from some of its Directors and Community Shores LLC which the Company had used for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. All of this debt is subordinated to all senior debt of the Company. The notes evidencing the borrowings bear interest at a floating rate and are currently accruing interest at 5.75% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on July 15, 2003. During 2003's first quarter, the Company chose to prepay its borrowings from Community Shores LLC in the amount of $1,050,000. A portion of the cash used for the paydown came from stock offering proceeds.

During the first three months of 2003, the Company's shareholders' equity increased $1,189,925. On March 14, 2003, the Company sold 100,000 shares of unregistered common

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

stock to one investor. The sale was made at a price of $8.00 per share in cash. This strategy for increasing capital has been used by the Company several times since May 2002. Funds resulting from these stock sales are often contributed to the Bank to maintain a well-capitalized risk based capital ratio but another use is the above mentioned subordinated debt paydown. In any quarter that the Bank's risk weighted asset growth rate exceeded its growth in capital, the Company contributed equity. These equity contributions enable the Bank to maintain a well-capitalized regulatory capital ratio. During the first quarter of 2003, $200,000 was contributed to the Bank's equity account to maintain a well-capitalized risk based capital position.















RESULTS OF OPERATIONS

The net income for the first quarter of 2003 was $509,461, which compares favorably to the net income of $165,671 recorded in the first quarter of 2002. The increase in earnings of $343,790 in 2003's first quarter was an improvement of 208% over reported net income for the same three months of last year. A substantial factor in driving the improvement was the recognition of a tax benefit of $327,184 during the quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. Going forward the Company's consolidated earnings will be fully taxable. On a pretax basis the Company's earnings improved $16,606 or 10%. For the first three months of 2003, the annualized return on the Company's average total assets was 1.13%. The Company's annualized return on average equity was 17.69% for the first quarter of 2003. At March 31, 2003, the ratio of average equity to average assets was 6.38%. The Company's retained deficit was $858,450 at March 31, 2003 compared to $1,367,911 at December 31, 2002.

The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                            Three months ended March 31:
                                            --------------------------------------------------------------------------------------
                                                               2003                                         2002
                                            ------------------------------------------  ------------------------------------------
                                              Average                       Average       Average                       Average
                                              Balance        Interest      Yield/Rate      Balance        Interest      Yield/Rate
                                            ------------------------------------------  ------------------------------------------
Assets
    Federal funds sold and interest-
      bearing deposits with banks            $   4,005,149    $   11,869      1.19  %    $  14,637,192   $    61,702       1.69 %
    Securities (including FHLB stock)           25,599,459       247,753      3.87          24,147,955       333,288       5.52
    Loans(1)                                   145,029,979     2,295,499      6.33         121,393,351     2,159,850       7.12
                                            ------------------------------------------  ------------------------------------------
                                               174,634,587     2,555,121      5.85         160,178,498     2,554,840       6.38
    Other assets                                 5,947,493                                   7,430,830
                                            ---------------                             ---------------
                                             $ 180,582,080                               $ 167,609,328
                                            ===============                             ===============

Liabilities and Shareholders' Equity
    Interest bearing deposits                $ 127,501,585    $  887,867      2.79       $ 122,258,027   $ 1,078,248       3.53
    Federal funds purchased and
        repurchase agreements                   21,526,039        77,920      1.45          16,434,208        84,986       2.07
    Note Payable and Federal Home
        Loan Bank Advances                       9,507,778       135,670      5.71           9,655,556       138,876       5.75
                                            ------------------------------------------  ------------------------------------------
                                               158,535,402     1,101,457      2.78         148,347,791     1,302,110       3.51
                                                              -----------                                ------------
    Non-interest bearing deposits                9,806,996                                   9,401,795
    Other liabilities                              718,192                                     712,793
    Shareholders' Equity                        11,521,490                                   9,146,949
                                            ---------------                             ---------------
                                             $ 180,582,080                               $ 167,609,328
                                            ===============                             ===============

Net interest income                                           $1,453,664                                 $ 1,252,730
                                                              ===========                                ============
Net interest spread on earning assets                                         3.07  %                                      2.87 %
                                                                            =======                                      =======

Net interest margin on earning assets                                         3.33  %                                      3.13 %
                                                                            =======                                      =======

Average interest-earning assets to Average
interest-bearing liabilities                                                110.15  %                                    107.97 %
                                                                            =======                                      =======

The net interest spread on average earning assets increased 20 basis points to 3.07% since March 31, 2002.The net interest margin improved 20 basis points from 3.13% at March 31, 2002 to 3.33% at March 31, 2003. First quarter 2003's net interest income was $1,453,664 compared to a figure of $1,252,730 for the same three months in 2002, an increase of $200,934 or 16%.

The average rate earned on interest earning assets was 5.85% for the three months ended March 31, 2003 compared to 6.38% for the same period in 2002. The main contributing factor was a 79 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime rate. There was a 50 basis point difference in the internal prime rate between the two periods shown above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. The prolonged, low rate environment has prompted many established fixed rate customers to request a rate reduction. Management gives careful consideration to each request and takes into account the total relationship (loans and deposits) at stake. All requests granted to retain the relationship adversely affect the overall yield on the loan portfolio. This outcome may sometimes be offset when the customers' associated deposits are at a rate lower than current market rates.



------------------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 15% for the first three months of 2003 compared to the first three months of 2002. This category totaled $1,101,457 through March 31, 2003, which was a $200,653 reduction over the total recorded for the same period in 2002. The favorable change in the yield on interest bearing liabilities was achieved as the Bank successfully secured a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 73 basis points less than what was paid a year earlier.


As the Bank's cost of funds declines and prime rate changes continue being a possibility, asset liability management has become an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.


The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at March 31, 2003 were:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                        Interest Rate Sensitivity Period
                                                Within            Three to             One to              After
                                                Three              Twelve               Five               Five
                                                Months             Months              Years               Years            Total
                                           -----------------------------------------------------------------------------------------
Earning assets
  Interest-bearing deposits
       In other financial institutions     $      362,300   $              0    $             0        $          0     $    362,300
  Federal funds sold                            4,100,000                  0                  0                   0        4,100,000
  Securities (including FHLB stock)             2,390,927          9,764,526         10,225,280           4,423,365       26,804,098
  Loan held for sale                                    0                  0                  0             366,000          366,000
  Loans                                        84,505,121          8,197,976         53,088,314           1,231,355      147,022,766
                                           -----------------------------------------------------------------------------------------
                                               91,358,348         17,962,502         63,313,594           6,020,720      178,655,164

Interest-bearing liabilities
  Savings and checking                         71,257,914                  0                  0                   0       71,257,914
  Time deposits <$100,000                       5,513,393         10,489,242         14,713,600                   0       30,716,235
  Time deposits >$100,000                       3,728,213         15,922,513         15,544,253             100,000       35,294,979
  Repurchase agreements and
       Federal funds purchased                 19,001,664                  0                  0                   0       19,001,664
  Notes payable and Federal Home
        Loan bank advances                      6,550,000          2,000,000                  0                   0        8,550,000
                                           -----------------------------------------------------------------------------------------
                                              106,051,184         28,411,755         30,257,853             100,000      164,820,792
Net asset (liability) repricing gap         $ (14,692,836)     $ (10,449,253)      $ 33,055,741       $   5,920,720     $ 13,834,372
                                           =========================================================================================
Cumulative net asset (liability)
        Repricing gap                       $ (14,692,836)     $ (25,142,089)      $  7,913,652       $  13,834,372
                                           =========================================================================


Currently the Bank has a negative twelve month repricing gap which indicates that the bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Bank's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Bank's March 31, 2003 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that future reductions in the Bank's internal prime could be completely absorbed by reductions to the Bank's deposit rates. The above table illustrates what the Bank is contractually able to change in certain timeframes. Management believes that certain deposit rates are reaching the bottom limit of what can be paid in today's marketplace and future downward changes to national federal funds rates may not be readily realized by reduced deposit rates.

The provision for loan losses for the first three months of 2003 was $188,990 compared to a figure of $127,800 for the same period in 2002. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-interest income recorded in the first quarter totaled $299,358 and represented an increase of 61% over last year's first quarter. Service charge income was $29,500 higher between 2003's first three months and the similar period in 2002. About $22,000 of the increase was related to non-sufficient funds charges which is typically a symptom of the economic environment. The significant increases experienced in this type of fee income over the past three months are not guaranteed and should not be counted on for future contributions to earnings.

During the first quarter of 2003 four securities were sold for a gain of $62,681. The securities sold totaled approximately $2.2 million. The Bank chose to sell the securities when a repurchase agreement customer with a balance of nearly $3 million opted to permanently transfer the entire balance to a money market account. Once the switch was made the securities were no longer needed for pledging purposes and the Bank liquidated the securities to fund expected loan growth.

Other non-interest income consists of a variety of categories that are volume based transactions (i.e. wire transfer fees, debit card fees, ACH fees, etc...). As the customer base of the Bank grows these fees are expected to increase. Fees of this type increased just over $11,000 when comparing the first quarter of 2003 to that of 2002.

Non-interest expenses for the first three months of 2003 increased 21% over the same three month period in 2002. The figure for 2003 was $1,381,755 compared to a total of $1,145,710 for 2002. Of the $236,045 total increase, salaries and benefits comprised 63%. There were an additional 6.0 full-time equivalent employees at March 31, 2003 compared to March 31, 2002. Three of the additions were in the commercial loan department to support general growth and to maintain the wholesale lending focus that the Bank has had since opening in 1999.

Total data processing expenses for the first quarter of 2003 were $72,094 compared to $57,126 in 2002's first quarter. Data processing expenses, which are transaction based, have increased 26% as a result of the Bank's expanding customer base as well as the addition of an internet banking product. On March 31, 2003 the Bank had 447 internet customers compared to 213 at the same period end in 2002. Data processing expenses are a permanent component of a financial institution's overhead and would be expected to increase with the general growth of the Bank.

Professional services expenses were $66,954 for the first three months of 2003 compared to $42,284 for the first three months of 2002. Beginning in January of 2003, the Company separated its internal and external audit functions, as required by the Sarbanes-Oxley Act of 2002, thus retaining two public accounting firms. This change in processes is partially responsible for the increase. In general, these costs are also expected to increase as the Bank ages and becomes a more mature and complex financial institution.

The line item showing other non-interest expenses has increased $30,041 from the first quarter of 2002 to the same period in the current year. Repo and collection fees, one of the expenses in this category, was responsible for 47% of the increase. As the loan portfolio seasons and the weak economy persists, it is logical that more money would be spent to address problem loans. Repo and collection fees were $23,586 for the first three months of 2003 compared $9,541 for the first three months of 2002.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net Federal tax benefit of $327,184 being recognized. There were no Federal tax expenses or benefits reflected in the same quarter last year. During the Company's first years of operation, losses were recorded but no tax benefit was reflected. Since becoming profitable the Company has used this deferred tax valuation allowance to offset the federal tax liability and expense that otherwise would have been recorded. The realization of net deferred tax assets depends upon future profitability. Management believes that it is probable that this will occur and that the valuation allowance previously established is no longer needed. Going forward, the Company will record federal income tax expense on its income before tax at the tax rate appropriate for its operations.

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

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, the Company, the Bank, the Mortgage Company or Community Shores Financial Services may be involved in various legal proceedings that are incidental to their business. In the opinion of management, the Company, the Bank, the Mortgage Company and Community Shores Financial Services are not a party to any current legal proceedings that are material to their financial condition, either individually or in the aggregate.

ITEM 2      CHANGES IN SECURITIES

On March 14, 2003, the Company sold 100,000 shares of unregistered common stock in a privately negotiated sale to one purchaser. The purchaser was believed to be an accredited investor under Regulation D of the Securities Act of 1933. The sale was made in reliance on an exemption from registration under Rule 506 of Regulation D or Section 4(2) under the Securities Act of 1933. The 100,000 shares of common stock sold have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5      OTHER INFORMATION

Not applicable.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K


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

                                         SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.


                            COMMUNITY SHORES BANK CORPORATION



                            By:  /s/ Jose' A. Infante
                                 ----------------------------------------
                            Jose' A. Infante
                            Chairman of the Board, President and Chief
                              Executive Officer (principal executive officer)



                            By:  /s/ Tracey A. Welsh
                                 ----------------------------------------
                            Tracey A. Welsh
                            Chief Financial Officer and Vice President
                              (principal financial and accounting officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: May 14, 2003               /s/ Jose' A. Infante
                                 ------------------------------
                                 Jose' A. Infante
                                 Chairman, President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: May 14, 2003                    /s/ Tracey  A. Welsh
                                      ------------------------------
                                      Tracey  A. Welsh
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