Form 10QSB
period 2003-06-30
COMMUNITY SHORES BANK CORP
filed 2003-08-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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
                             Yes   X           No
                                 ------           ------

At July 31, 2003, 1,430,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:
                             Yes               No    X
                                 -------         --------

                     Community Shores Bank Corporation Index



                                                                                Page No.
                                                                                --------
PART I.   Financial Information

          Item 1.  Financial Statements ....................................        1

          Item 2.  Management's Discussion and Analysis ....................       12

          Item 3.  Controls and Procedures..................................       21

PART II.  Other Information

          Item 1.  Legal Proceedings........................................       21

          Item 2.  Changes in Securities ...................................       21

          Item 3.  Defaults upon Senior Securities..........................       22

          Item 4.  Submission of Matters to a Vote of Security Holders......       22

          Item 5.  Other Information........................................       22

          Item 6.  Exhibits and Reports on Form 8-K.........................       22

          Signatures........................................................       23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,      December 31,
                                                                            2003            2002
                                                                       -------------    -------------
                                                                        (unaudited)
ASSETS
Cash and due from financial institutions                               $   5,403,197    $   2,722,565
Interest-bearing deposits in other financial institutions                     60,779           59,429
Federal funds sold                                                         1,000,000                0
                                                                       -------------    -------------
     Cash and cash equivalents                                             6,463,976        2,781,994

Securities
     Available for sale (at fair value)                                   25,329,814       26,043,017
     Held to maturity (fair value of $297,610 at June 30, 2003 and
       $255,178 at December 31, 2002)                                        294,635          252,567
                                                                       -------------    -------------
       Total securities                                                   25,624,449       26,295,584

Loans held for sale                                                          545,300          579,400

Loans                                                                    150,135,690      141,453,620
Less: Allowance for loan losses                                            2,004,118        1,898,983
                                                                       -------------    -------------
     Net loans                                                           148,131,572      139,554,637

Federal Home Loan Bank stock                                                 425,000          425,000
Premises and equipment, net                                                2,749,189        2,910,237
Accrued interest receivable                                                  634,336          661,136
Other assets                                                               1,047,673          257,956
                                                                       -------------    -------------
           Total assets                                                $ 185,621,495    $ 173,465,944
                                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                              $  13,635,800    $  10,368,525
     Interest bearing                                                    134,222,688      122,356,854
                                                                       -------------    -------------
           Total deposits                                                147,858,488      132,725,379

Federal funds purchased and repurchase agreements                         14,086,235       19,466,513
Federal Home Loan Bank advances                                            8,000,000        6,000,000
Notes payable                                                              2,550,000        3,600,000
Accrued expenses and other liabilities                                       720,834          608,179
                                                                       -------------    -------------
           Total liabilities                                             173,215,557      162,400,071

Shareholders' equity
     Preferred stock, no par value 1,000,000
       Shares authorized, none issued                                              0                0
     Common stock, no par value; 9,000,000 shares authorized;
       2003-1,430,000 shares issued and 2002-1,330,000 shares issued      12,922,314       12,123,585
     Accumulated deficit                                                    (719,765)      (1,367,911)
     Accumulated other comprehensive income                                  203,389          310,199
                                                                       -------------    -------------

     Total shareholders' equity                                           12,405,938       11,065,873
                                                                       -------------    -------------
     Total liabilities and shareholders' equity                        $ 185,621,495    $ 173,465,944
                                                                       =============    =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months     Three Months      Six Months       Six Months
                                                             Ended            Ended             Ended            Ended
                                                         June 30, 2003    June 30, 2002     June 30, 2003    June 30, 2002
                                                         -------------    -------------     -------------    -------------
Interest and dividend income
   Loans, including fees                                  $ 2,314,905      $ 2,262,911      $ 4,610,404       $ 4,422,761
   Securities and FHLB dividends                              225,550          327,932          473,303           661,219
   Federal funds sold and other income                          7,057           22,021           18,926            83,724
                                                          -----------      -----------      -----------       -----------
     Total interest income                                  2,547,512        2,612,864        5,102,633         5,167,704

Interest expense
   Deposits                                                   900,012        1,042,392        1,787,879         2,120,640
   Repurchase agreements, federal funds purchased,
    and other debt                                             56,182           72,044          134,102           157,030
   Federal Home Loan Bank advances and notes payable          126,757          141,584          262,427           280,460
                                                          -----------      -----------      -----------       -----------
     Total interest expense                                 1,082,951        1,256,020        2,184,408         2,558,130
                                                          -----------      -----------      -----------       -----------

NET INTEREST INCOME                                         1,464,561        1,356,844        2,918,225         2,609,574
Provision for loan losses                                     173,000          159,940          361,990           287,740
                                                          -----------      -----------      -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,291,561        1,196,904        2,556,235         2,321,834

Noninterest income
   Service charges on deposit accounts                        146,345          127,680          275,518           227,353
   Mortgage loan referral fees                                  7,201           23,981           12,386            68,916
   Gain on sale of loans                                       67,364           12,205          116,678            14,283
   Gain on disposition of securities                                0                0           62,681                 0
   Other                                                       61,764           50,846          114,769            90,611
                                                          -----------      -----------      -----------       -----------
     Total noninterest income                                 282,674          214,712          582,032           401,163

Noninterest expense
   Salaries and employee benefits                             752,996          657,363        1,521,787         1,276,786
   Occupancy                                                   74,633           69,925          150,453           141,301
   Furniture and equipment                                    112,255          112,131          227,532           222,998
   Advertising                                                 17,914           22,667           40,269            36,878
   Data processing                                             75,550           60,560          147,644           117,686
   Professional services                                       78,849           74,249          145,803           116,533
   Other                                                      250,885          244,021          511,349           474,444
                                                          -----------      -----------      -----------       -----------
     Total noninterest expense                              1,363,082        1,240,916        2,744,837         2,386,626
                                                          -----------      -----------      -----------       -----------

INCOME BEFORE FEDERAL INCOME TAXES                            211,153          170,700          393,430           336,371
Federal income tax expense/(benefit)                           72,468                0         (254,716)                0
                                                          -----------      -----------      -----------       -----------

NET INCOME                                                $   138,685      $   170,700      $   648,146       $   336,371
                                                          ===========      ===========      ===========       ===========
Comprehensive Income                                      $   151,411      $   328,474      $   541,336       $   186,504
                                                          ===========      ===========      ===========       ===========

Weighted average shares outstanding                         1,430,000        1,207,088        1,390,221         1,188,646
                                                          ===========      ===========      ===========       ===========
Basic and diluted earnings per share                      $      0.10      $      0.14      $      0.47       $      0.28
                                                          ===========      ===========      ===========       ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             Accumulated
                                                                                                Other           Total
                                                           Common          Accumulated      Comprehensive    Shareholders'
                                         Shares             Stock            Deficit        Income (Loss)       Equity
                                      ------------      ------------      ------------      ------------     ------------
BALANCE AT JANUARY 1, 2002               1,170,000      $ 10,871,211      $ (2,190,932)     $    453,808     $  9,134,088

Proceeds from sale of stock,
  net of offering costs                     93,750           738,548                                              738,548

Comprehensive income:
  Net Income                                                                   336,371                            336,371
  Unrealized loss on securities
     available-for-sale, net                                                                    (149,867)        (149,867)
                                                                                                             ------------
       Total comprehensive income                                                                                 186,504

                                      ------------      ------------      ------------      ------------     ------------
BALANCE, JUNE 30, 2002                   1,263,750      $ 11,609,759      $ (1,854,560)     $    303,941     $ 10,059,140
                                      ============      ============      ============      ============     ============


BALANCE AT JANUARY 1, 2003               1,330,000      $ 12,123,585      $ (1,367,911)     $    310,199     $ 11,065,873

Proceeds from the sale of stock,
  net of offering costs                    100,000           798,729                                              798,729

Comprehensive income:
  Net income                                                                   648,146                            648,146
  Unrealized loss on securities
     available-for-sale, net                                                                    (106,810)        (106,810)
                                                                                                             ------------
       Total comprehensive income                                                                                 541,336
                                      ------------      ------------      ------------      ------------     ------------

BALANCE AT JUNE 30, 2003                 1,430,000      $ 12,922,314      $   (719,765)     $    203,389     $ 12,405,938
                                      ============      ============      ============      ============     ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                 Six Months        Six Months
                                                                    Ended             Ended
                                                                June 30, 2003     June 30, 2002
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                  $    648,146      $    336,371
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                    361,990           287,740
         Depreciation and amortization                                198,283           193,648
         Net (accretion)/amortization of securities                    12,860           (37,988)
         Net realized gain on disposition of securities               (62,681)                0
         Net realized gain on sale of loans                          (116,678)          (14,283)
         Loan originations                                        (10,729,250)       (4,793,380)
         Proceeds from loan sales                                  10,880,027         4,807,663
         Net change in:
              Accrued interest receivable and other assets           (707,894)          (46,316)
              Accrued interest payable and other liabilities          112,653            36,463
                                                                 ------------      ------------
                  Net cash from operating activities                  597,456           769,918

CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Sales                                                      2,271,377                 0
         Maturities, prepayments and calls                         24,541,763        17,274,040
         Purchases                                                (26,262,585)      (16,194,898)
     Activity in held-to-maturity securities
         Maturities                                                     8,571             8,571
     Loan originations and payments, net                           (8,938,925)      (14,160,125)
     Additions to premises and equipment                              (37,235)          (57,996)
                                                                 ------------      ------------
              Net cash used in investing activities                (8,417,034)      (13,130,408)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                        15,133,109        20,018,132
     Net change in federal funds purchased and
       repurchase agreements                                       (5,380,278)       (3,381,090)
     Federal Home Loan Bank advance activity:
         New advances                                               2,000,000         1,500,000
         Maturities and payments                                            0        (1,500,000)
     Draws (paydown) on note payable                               (1,050,000)          200,000
     Net proceeds from stock offering                                 798,729           738,548
                                                                 ------------      ------------
         Net cash from financing activities                        11,501,560        17,575,590
                                                                 ------------      ------------

Net change in cash and cash equivalents                             3,681,982         5,215,100
Beginning cash and cash equivalents                                 2,781,994         2,270,921
                                                                 ------------      ------------

ENDING CASH AND CASH EQUIVALENTS                                 $  6,463,976      $  7,486,021
                                                                 ============      ============

Supplemental cash flow information:
     Cash paid during the period for Interest                    $  2,261,654      $  2,482,021

     Cash paid for federal income tax                            $    115,000      $          0

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

         The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2003 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2002. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.       STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. For both the three and six month periods ended June 30, 2002 and 2003, there were no dilutive options. The following table illustrates what the effect on the net income and the basic earnings per share would be if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                     Three Months     Three Months     Six Months       Six Months
                                                        Ended            Ended           Ended            Ended
                                                    June 30, 2003    June 30, 2002   June 30, 2003   June 30, 2002
                                                    -------------    -------------   -------------   -------------
Net income as reported                                  $138,685        $170,700        $648,146        $336,371
Deduct: stock-based compensation expense
     determined under fair value based method              6,659               0          13,318               0
                                                        --------        --------        --------        --------
Pro forma net income                                     132,026         170,700         634,828         336,371

Basic and diluted earnings per share as reported        $    .10        $    .14        $    .47        $    .28
Pro forma basic and diluted earnings per share               .09             .14             .46             .28


       The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       STOCK COMPENSATION-continued

         Assumptions:                                      2002
                                                           ----
              Risk-free interest rate                      3.90%
              Expected option life                        7 years
              Expected stock price volatility               40%
              Dividend yield                                0%
              Computed fair value                          $3.58


3.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at June 30, 2003 and at December 31, 2002:

                                                            Gross            Gross
                                         Amortized       Unrealized        Unrealized           Fair
June 30, 2003                              Cost             Gains            Losses             Value
-----------------------------------      ---------       ----------        ----------       ------------
Available for sale:
  US Government and federal agency                         $ 83,380         $     0         $ 12,381,292
  Municipal securities                                       21,289               0              240,942
  Mortgage-backed securities                                208,585          (5,088)          12,707,580
                                                           --------         -------         ------------
                                                           $313,254         $(5,088)        $ 25,329,814
Held to maturity:
  Municipal securities                    $294,635         $  3,060         $   (85)        $    297,610

                                                            Gross           Gross
                                          Amortized       Unrealized      Unrealized           Fair
December 31, 2002                           Cost            Gains           Losses             Value
-----------------------------------      ---------       ----------       ----------       ------------
Available for sale:
  US Government and federal agency                        $ 190,701       $  (2,490)        $ 17,669,155
  Municipal securities                                       13,572               0              233,200
  Mortgage-backed securities                                268,215               0            8,140,662
                                                          ---------       ---------         ------------
                                                          $ 472,488       $  (2,490)        $ 26,043,017
Held to maturity:
  Municipal securities                    $252,567        $   2,611       $       0         $    255,178


         Securities decreased $671,135 during the first six months of 2003. Below is the schedule of maturities for investments held at June 30, 2003:

                                 Available for Sale           Held to Maturity
                                        Fair           Amortized              Fair
                                       Value              Cost               Value
---------------------------      ------------------   -----------        -----------
Due in one year or less            $ 5,354,091        $    53,665        $    53,788
Due from one to five years           7,027,201            240,970            243,822
Due in more than five years            240,942                  0                  0
Mortgage-backed                     12,707,580                  0                  0
                                   -----------        -----------        -----------

                                   $25,329,814        $   294,635        $   297,610
                                   ===========        ===========        ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       LOANS

         Loans increased $8,682,070 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 to June 30, 2003 were as follows:


                                                                                                       Percent
                                                 June 30, 2003              December 31, 2002         Increase/
                                             Balance          %             Balance        %          (Decrease)
                                         ---------------- --------      --------------- -------     -------------
Commercial                                $  65,282,253      43.5    %   $  62,751,937     44.3   %       4.0      %
Real Estate:
  Commercial                                 50,168,761      33.4           44,681,761     31.6          12.3
  Residential                                 6,321,940       4.2            5,819,289      4.1           8.6
  Construction                                2,164,024       1.4            1,853,099      1.3          16.8
Consumer                                     26,317,738      17.5           26,437,827     18.7          (0.5)
                                          -------------     -----        -------------    -----
                                            150,254,716     100.0    %     141,543,913    100.0
                                          -------------     =====        -------------    =====
Less: allowance for loan losses               2,004,118                      1,898,983
     Net deferred loan fees                     119,026                         90,293
                                          -------------                  -------------
                                          $ 148,131,572                  $ 139,554,637
                                          =============                  =============



5.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2003 and 2002:


                                 Three Months         Three Months        Six Months         Six Months
                                     Ended               Ended               Ended              Ended
                                   06/30/03            06/30/02            06/30/03           06/30/02
--------------------------------------------------------------------------------------------------------
Beginning Balance                $ 1,881,891         $ 1,675,599         $ 1,898,983         $ 1,535,543

Charge-offs                         (173,642)            (67,436)           (430,485)            (78,060)
Recoveries                           122,869               3,722             173,632              26,602
Provision for loan losses            173,000             159,940             361,990             287,740
                                 -----------         -----------         -----------         -----------

Ending Balance                   $ 2,004,118         $ 1,771,825         $ 2,004,118         $ 1,771,825
                                 ===========         ===========         ===========         ===========


6.       DEPOSITS

         Deposit balances increased $15,133,109 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 through June 30, 2003 were as follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.       DEPOSITS-continued

                                                                                                       Percent
                                               June 30, 2003               December 31, 2002           Increase/
                                             Balance         %             Balance        %           (Decrease)
                                         ---------------- --------      --------------- -------     -------------
Non-interest bearing
   Demand                                 $  13,635,800       9.2    %     $ 10,368,525    7.8   %       31.5      %
Interest bearing
   Checking                                  22,672,097      15.3            21,103,272   15.9            7.4
   Money Market                              35,185,441      23.8            27,704,511   20.9           27.0
   Savings                                    3,951,696       2.7             3,475,918    2.6           13.7
   Time, under $100,000                      27,571,612      18.6            36,823,915   27.7          (25.1)
   Time, over $100,000                       44,841,842      30.4            33,249,238   25.1           34.9
                                          -------------     -----          ------------  -----

Total Deposits                            $ 147,858,488     100.0    %     $132,725,379  100.0   %
                                          =============     =====          ============  =====

7.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at December 31, 2002. At June 30, 2003, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2002, repurchase agreements decreased $4,430,278. The June 30, 2003 and December 31, 2002 information was as follows:

                                                   Repurchase         Federal Funds
                                                   Agreements           Purchased
                                                   -----------        -------------
Outstanding at June 30, 2003                       $14,086,235         $         0
    Average interest rate at period end                  1.12%               0.00%
    Average balance during period                   16,249,425           2,356,906
    Average interest rate during period                  1.41%               1.61%
    Maximum month end balance during period         20,166,404           6,200,000

Outstanding at December 31, 2002                   $18,516,513         $   950,000
    Average interest rate at year end                    1.45%               1.80%
    Average balance during year                     15,756,905             767,397
    Average interest rate during year                    1.88%               1.82%
    Maximum month end balance during year           18,988,514           2,000,000


8.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At June 30, 2003, the Bank has securities with a market value of $8,864,864 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2003 and December 31, 2002 are:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.       FEDERAL HOME LOAN BANK BORROWINGS-continued


                                                  Current
           Maturity Date                       Interest Rate                     2003                      2002
------------------------------------      -------------------------      --------------------     --------------------
November 3, 2003                                     1.53                      $2,000,000               $        0
March 24, 2010                                       5.99                       1,500,000                1,500,000
November 3, 2010                                     5.95                       2,000,000                2,000,000
December 13, 2010                                    5.10                       2,500,000                2,500,000
                                                                         --------------------     --------------------
                                                                               $8,000,000               $6,000,000


9.       NOTES PAYABLE

         Since June 28, 2000, the Company has borrowed a total of $3,600,000 from four of its Directors and Community Shores LLC, paying back a portion in the first quarter of this year. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members, Mr. Gluhanich and Mr. Chandonnet, lent money directly as well as taking part in the LLC. The balance of this debt at June 30, 2003 was $2,550,000. A summary of the outstanding note liabilities is given below:

-----------------------------------------------------------------------------------------------------------------------
Loan from:                                  Aggregate                  Current Rate                  Maturity
                                            Principal
                                              Amount
-----------------------------------------------------------------------------------------------------------------------
Robert L. Chandonnet                        $  200,000                    5.50%                   June 30, 2008
Michael D. Gluhanich                        $  100,000                    5.50%                   June 30, 2008
Donald E. Hegedus                           $  500,000                    5.50%                   June 30, 2008
John L. Hilt                                $  750,000                    5.50%                   June 30, 2008
Community Shores LLC                        $1,000,000                    5.50%                   June 30, 2008
-----------------------------------------------------------------------------------------------------------------------

Total                                       $2,550,000
-----------------------------------------------------------------------------------------------------------------------


         The rate on the above notes is floating and is officially defined as 1.50% over the US Bank, N.A. Prime rate. US Bank's current prime rate is 4.00%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of the Company. The proceeds from these Notes were used by the Company to cover general operating expenses and to infuse capital into the Bank to maintain sufficient capital ratios to comply with banking regulations.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



10.      INCOME TAXES

         There were no federal taxes accrued in the first six months of 2002 however there was a federal tax benefit of $255,000 for the similar period in the current year. During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net federal tax benefit of $327,184 being recognized. During the Company's first years of operation, losses were recorded but no tax benefit was reflected. Since becoming profitable the Company has used this deferred tax valuation allowance to offset the federal tax liability and expense that otherwise would have been recorded.

11.      COMMITMENTS AND OFF-BALANCE SHEET RISK

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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2003 and December 31, 2002 follows:

                                                          June 30,              December 31,
                                                            2003                    2002
                                                     -------------------    --------------------
Unused lines of credit and letters of credit           $ 31,914,837            $ 33,779,249

Commitments to make loans                                 1,461,316                 541,138

         Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

12.      REGULATORY MATTERS

         The Company and Bank are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12.      REGULATORY MATTERS-continued

         balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

                                        Capital to risk weighted
                                                assets                          Tier 1 Capital
                                      Total                 Tier 1             to average assets
                                   ------------           -----------       -----------------------
Well capitalized                       10 %                   6 %                      5 %
Adequately capitalized                  8                     4                        4
Undercapitalized                        6                     3                        3

         Actual capital levels and minimum required levels at June 30, 2003 for the Company and Bank were:

                                                                                          Minimum Required to
                                                                                          Be Well Capitalized
                                                           Minimum Required                  Under Prompt
                                                             For Capital                   Corrective Action
                                  Actual                  Adequacy Purposes                   Provisions
                         --------------------------    -------------------------     ------------------------------
                             Amount        Ratio          Amount        Ratio           Amount          Ratio
                         --------------- ----------    -------------- ----------     ------------- ----------------
June 30. 2003
-------------
Total Capital (Tier 1
and Tier 2) to
risk weighted assets
    Consolidated          $  16,756,668    10.35%      $  12,948,448      8.00%      $ 16,185,560       10.00%
    Bank                     16,488,691    10.19          12,945,567      8.00         16,181,959       10.00
Tier 1 (Core) Capital
  weighted assets
    Consolidated             12,202,549     7.54           6,474,224      4.00          9,711,336        6.00
    Bank                     14,484,573     8.95           6,472,784      4.00          9,709,175        6.00
Tier 1 (Core) Capital
    average assets
    Consolidated             12,202,549     6.67           7,321,457      4.00          9,151,821        5.00
    Bank                     14,484,573     7.82           7,406,238      4.00          9,257,798        5.00


         The Company and the Bank were in the well-capitalized category at June 30, 2003. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. Capital contributions may be made to the Bank from the remaining proceeds received by the Company from the private sales of Company stock made between May 2002 and March 2003 or an increase in the LLC note payable.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through June 30, 2003 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2003 to that at December 31, 2002. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2003 as compared to the same periods of 2002. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in
Item 1 of this Form 10-QSB.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FINANCIAL CONDITION

Total assets increased to $185.6 million from $173.5 million at December 31, 2002. This is a 7% increase in assets during the first six months of 2003. Asset growth was funded by deposit growth and Federal Home Loan Bank advances and was reflected by an increase in loan volume as well as higher balances held at other financial institutions and federal funds being sold. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $3.7 million to $6.5 million at June 30, 2003 from $2.8 million at December 31, 2002. This increase was the result of an additional $2.7 million being held at other financial institutions and federal funds being sold. The increase in balances held in the Bank's correspondent account is mostly reflective of the difference in the size of the daily deposit made to the lead correspondent on June 30, 2003 compared to that made on December 31, 2002. Typically as the Bank's customer base increases one would see a natural growth in the daily deposit with its lead correspondent bank. Finally, there was $1 million in federal funds sold on June 30, 2003 compared to none being sold on December 31, 2002.

Total loans climbed to $150.1 million at June 30, 2003 from $141.5 million at December 31, 2002. Of the $8.7 million increase experienced, 92% occurred in the commercial loan portfolio, particularly commercial real estate. The "wholesale" banking focus applied since opening in 1999 continued during the first six months of 2003. Presently, the commercial category of loans comprises 77% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. For a majority of the first six months of 2003, both the national and local economies as a whole were relatively weak. During that time, loan volume was soft in spite of the favorable interest rate environment. Management believes that recent economic indicators are pointing to marketplace recovery. As a result Management is optimistic about future opportunities in the Bank's market.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At June 30, 2003, the allowance totaled $2.0 million or 1.33% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at June 30, 2003 was as follows:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                     June 30, 2003                      December 31, 2002
                                            --------------------------------    ----------------------------------
                                                                Percent of                           Percent of
                                                                Allowance                            Allowance
Balance at End of Period Applicable to:                         Related to                           Related to
                                                  Amount      Loan category           Amount       Loan category
                                            ---------------- ---------------    ---------------- -----------------
Commercial                                      $ 892,676          44.6%            $  862,436         44.3%
Real estate:
     Commercial                                   718,260          35.8                663,579         31.6
     Residential                                   47,415           2.4                 43,645          4.1
     Construction                                  28,132           1.4                 24,090          1.3
Consumer                                          317,635          15.8                305,233         18.7
Unallocated                                             0           0.0                      0          0.0
                                            ---------------- ---------------    ---------------- -----------------

Total                                          $2,004,118          100.0%           $1,898,983        100.0%
                                            ================ ===============    ================ =================

Management continues to monitor the allocation and make necessary adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience, past due balances and the financial condition of the borrowers. As such, an additional $362,000 was added to the allowance in the first six months of 2003.

At the end of June 2003, loans 30-59 days past due totaled $802,000 up from $629,000 at December 31, 2002. Approximately $213,000 of the increase in these past due balances was related to commercial loans which was partially offset by a decrease in retail past dues of $41,000. The increase in commercial past dues is primarily related to one loan for $198,000. Currently the borrowers are in the process of pursuing financing at another institution. The Bank expects the loan to be paid in full by the fourth quarter.

There was a total of $740,000 past due 60-89 days and $317,000 past due more than 89 days at the end of 2002 compared to $275,000 past due 60-89 days and $109,000 past due more than 89 days after the first six months of 2003. This decrease of 64% is reflective of the enhanced collection program that has been implemented by the Bank since December, which included hiring a full time collection officer.

At June 30, 2003, the Bank had eleven non-accrual loans with an aggregate principal balance of $880,000. The Bank reported non-accrual loans at the end of December 2002 totaling $521,000. There were net charge-offs of $51,000 recorded for the first six months of 2002 compared to $257,000 for the same period in 2003. Although the Banks non accrual notes and charge offs have increased since opening the Bank, Management believes it to be related to the natural seasoning of the portfolio coupled with the weak economic environment of the last twelve months.

Other assets increased $790,000 primarily due to the Company and the Bank adjusting their deferred tax accounts to recognize the future benefit of temporary existing differences and eliminate the previously recorded valuation allowance no longer deemed needed.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Deposit balances were $147.9 million at June 30, 2003 up from $132.7 million at December 31, 2002. Non-interest bearing checking increased $3.3 million or 32% since 2002 year-end. The growth in accounts of this type is partially due to a marketing campaign that is targeted towards small business customers. Since April there have been forty-five new small business account relationships established as a result. The marketing campaign is scheduled to continue through year-end. Management believes that initiatives of this type, if successful, will be significant in lowering the Bank's cost of funds and improving its net interest margin.

Interest bearing accounts increased $11.9 million (10%) in the first six months of 2003. Interest bearing checking and money market accounts reflected a $9.0 million increase and time deposits increased $2.3 million. The growth in the money market accounts is a result of current customers keeping higher balances on deposit on June 30 and of time deposit customers using maturing certificate monies to open new money market accounts. In the current rate environment, the money market product offers liquidity and a rate of return similar to time deposits without all of the withdrawal penalties. The migration from time deposits is expected to continue until the market rates offered on time deposits begin to increase.

A favorable result of the increase in local deposits is that management was able to decrease its concentration of brokered deposits from 30% at year-end 2002 to 29% at June 30, 2003. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. It is a goal of management to actively work towards reducing brokered deposit concentration levels.

Repurchase agreements and federal funds purchased together decreased $5.4 million since December 31, 2002. No federal funds were purchased on June 30, 2003 compared to $1.0 million purchased at year-end 2002. The remaining decline is attributable to existing repurchase customers decreasing their carrying balances from those held at year-end.

The Bank had four Federal Home Loan Bank ("FHLB") advances outstanding on June 30, 2003, totaling $8.0 million compared to three totaling $6.0 million at December 31, 2002. On May 06, 2003, the Bank increased its borrowings outstanding by $2.0 million. The note is at a fixed rate of 1.53% for six months. The advance was used to offset a reduction in customer repurchase account balances.

As of June 30, 2003, the Company had outstanding borrowings of $2,550,000 from some of its Directors and Community Shores LLC which the Company had used for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. All of this debt is subordinated to all senior debt of the Company. The notes evidencing the borrowings bear interest at a floating rate and are currently accruing interest at 5.50% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on October 15, 2003. During 2003's first quarter, the Company chose to prepay its borrowings from Community Shores LLC in the amount of $1,050,000. A portion of the cash used for the paydown came from stock offering proceeds. It is the intention of management that all of the outstanding notes maintain a maturity that is five years or longer for favorable risk based capital treatment. As such each note will be extended as of June 30, 2003, for an additional year to 2009.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


During the first six months of 2003, the Company's shareholders' equity increased $1.3 million On March 14, 2003, the Company sold 100,000 shares of unregistered common stock to one investor. The sale was made at a price of $8.00 per share in cash. This strategy for increasing capital has been used by the Company several times since May 2002. Funds resulting from these stock sales are often contributed to the Bank to maintain a well-capitalized risk based capital ratio but another use is the above mentioned subordinated debt paydown. In any quarter that the Bank's risk weighted asset growth rate exceeded its growth in capital, the Company contributed equity. These equity contributions enable the Bank to maintain a well-capitalized regulatory capital ratio. During the first six months of 2003, $200,000 was contributed to the Bank's equity account to maintain a well-capitalized risk based capital position.



RESULTS OF OPERATIONS

The net income for the first six months of 2003 was $648,000, which compares favorably to the net income of $336,000 recorded in the first two quarters of 2002. The increase in earnings of $312,000 in the first two quarters of 2003 was an improvement of 93% over reported net income for the same six months of last year. A substantial factor in driving the improvement was the recognition of a tax benefit of $327,000 during the first quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. The Company's consolidated earnings are now fully taxable. As such the net income for the second quarter of 2003 was $139,000 after taxes of $72,000 while income for the same period in 2002 was $171,000 with no taxes. On a pretax basis the Company's second quarter earnings improved $40,000 or 24% from 2002 to 2003.

For the second quarter and first six months of 2003, the annualized return on the Company's average total assets was .30% and .71% respectively. The Company's return on average equity was 4.50% for the second quarter of 2003 and 10.87% for the first six months. At June 30, 2003, the ratio of average equity to average assets was 6.64% for the second quarter and 6.51% for the first six months of 2003. The Company's retained deficit was $720,000 at June 30, 2003 compared to $1.4 million at December 31, 2002. The main contributing factors to the above results is the tax benefit recorded in the first quarter of 2003 and the increase in net interest income.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                     Six months ended June 30:
                                         ----------------------------------------------------------------------------------
                                                          2003                                        2002
                                         --------------------------------------     ---------------------------------------
                                            Average                    Average          Average                   Average
                                            Balance       Interest   Yield/Rate         Balance      Interest    Yield/Rate
                                         -------------- ------------ ----------     --------------- ------------ ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks         $  3,233,711  $    18,926      1.17   %    $   9,891,218   $   83,724      1.69   %
    Securities (including FHLB stock)       25,831,245      473,303      3.66           24,838,933      661,219      5.32
    Loans (1)                              147,708,098    4,610,404      6.24          125,301,582    4,422,761      7.06
                                          ------------  -----------    ------        -------------   ----------    ------
                                           176,773,054    5,102,633      5.77          160,031,733    5,167,704      6.46
    Other assets                             6,263,374                                   6,783,375
                                          ------------                               -------------
                                          $183,036,428                               $ 166,815,108
                                          ============                               =============

Liabilities and Shareholders' Equity
    Interest bearing deposits             $131,440,885  $ 1,787,879      2.72        $ 121,718,136   $2,120,640      3.48
    Federal funds purchased and
        repurchase agreements               18,606,332      134,102      1.44           15,722,066      157,030      2.00
    Note Payable and Federal Home
        Loan Bank Advances                   9,645,857      262,427      5.44            9,617,680      280,460      5.83
                                          ------------  -----------    ------        -------------   ----------    ------
                                           159,693,074    2,184,408      2.74          147,057,882    2,558,130      3.48
                                                        -----------                                  ----------
    Non-interest bearing deposits           10,781,034                                   9,754,681
    Other liabilities                          639,863                                     654,242
    Shareholders' Equity                    11,922,457                                   9,348,303
                                          ------------                               -------------
                                          $183,036,428                               $ 166,815,108
                                          ============                               =============
Net interest income                                     $ 2,918,225                                  $2,609,574
                                                        ===========                                  ==========
Net interest spread on earning assets                                    3.03   %                                    2.98   %
                                                                       ======                                      ======
Net interest margin on earning assets                                    3.30   %                                    3.26   %
                                                                       ======                                      ======
Average interest-earning
assets to Average
interest-bearing liabilities                                           110.70   %                                  108.82   %
                                                                       ======                                      ======


The net interest spread on average earning assets increased 5 basis points to 3.03% since June 30, 2002.The net interest margin improved 4 basis points from 3.26% at June 30, 2002 to 3.30% at June 30, 2003. Year to date net interest income was $2.9 million in 2003 compared to a figure of $2.6 million for the same six months in 2002, an increase of $309,000 or 12%.



--------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The average rate earned on interest earning assets was 5.77% for the six months ended June 30, 2003 compared to 6.46% for the same period in 2002. The main contributing factor was an 82 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime rate. There was a more than 50 basis point difference in the internal prime rate between the two periods shown above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. Additionally, the prolonged, low rate environment has prompted many established fixed rate customers to request a rate reduction. Management gives careful consideration to each request and takes into account the total relationship (loans and deposits) at stake. All requests granted to retain the relationship adversely affect the overall yield on the loan portfolio. This outcome may sometimes be offset when the customers' associated deposits are at a rate lower than current market rates.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 15% for the first six months of 2003 compared to the first six months of 2002. This category totaled $2.2 million through June 30, 2003, which was a $374,000 reduction over the total recorded for the same period in 2002. The favorable change in the yield on interest bearing liabilities was achieved as the Bank successfully secured a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 74 basis points less than what was paid a year earlier. The Bank will continue to monitor local competitor's deposit rates and adjust its offering rates as it deems appropriate.

The quarter to quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2003 and 2002 is in the table below. An analysis of the net interest income shows that the Bank was able to decrease its interest expense by more than its reduction in interest income. Thus, net interest income improved by $108,000. In spite of this positive outcome, there was a decrease in the Bank's net interest margin of 13 basis points from the second quarter of 2002 to the same period in 2003. In addition to the 50 basis point internal prime rate difference that existed between periods for a majority of the quarter, on June 26, 2003, the Bank's internal prime rate was lowered further by 25 basis points. This reduction only affected loan income for the last five days of the quarter however it will adversely affect loan income in future quarters. A majority of the Bank's $71 million variable rate loan portfolio repriced to the new prime rate. Deposit rates were also reduced in an attempt to offset the expected reduction in loan interest income.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



                                                                     Three months ended June 30:
                                         -----------------------------------------------------------------------------------
                                                          2003                                        2002
                                         --------------------------------------     ----------------------------------------
                                            Average                    Average           Average                  Average
                                            Balance       Interest   Yield/Rate          Balance      Interest   Yield/Rate
                                         -------------- ------------ ----------     --------------- ------------ ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks         $  2,470,750   $    7,057      1.14   %    $   5,197,397    $  22,021      1.69   %
    Securities (including FHLB stock)       26,060,485      225,550      3.46           25,456,828      327,932      5.15
    Loans (1)                              150,356,788    2,314,905      6.16          129,166,865    2,262,911      7.01
                                          ------------   ----------    ------        -------------  -----------    ------
                                           178,888,023    2,547,512      5.70          159,821,090    2,612,864      6.54
    Other assets                             6,575,729                                   6,208,526
                                          ------------                               -------------
                                          $185,463,752                               $ 166,029,616
                                          ============                               =============

Liabilities and Shareholders' Equity
    Interest bearing deposits             $135,341,820   $  900,012      2.66        $ 121,144,836  $ 1,042,392      3.44
    Federal funds purchased and
        repurchase agreements               15,718,708       56,182      1.43           15,017,750       72,044      1.92
    Note Payable and Federal Home
        Loan Bank Advances                   9,780,769      126,757      5.18            9,580,220      141,584      5.91
                                          ------------   ----------    ------        -------------  -----------    ------
                                           160,841,297    1,082,951      2.69          145,742,806    1,256,020      3.45
                                                         ----------                                 -----------
    Non-interest bearing deposits           11,744,370                                  10,103,692
    Other liabilities                          562,343                                     593,332
    Shareholders' Equity                    12,315,742                                   9,589,786
                                          ------------                               -------------
                                          $185,463,752                               $ 169,029,616
                                          ============                               =============
Net interest income                                      $1,464,561                                 $ 1,356,844
                                                         ==========                                 ===========
Net interest spread on earning assets                                    3.01   %                                    3.09    %
                                                                       ======                                      ======
Net interest margin on earning assets                                    3.27   %                                    3.40    %
                                                                       ======                                      ======
Average interest-earning assets to
Average interest-bearing liabilities                                   111.22   %                                  109.66    %
                                                                       ======                                      ======


Determining whether prime rate changes on the loan side of the balance sheet can be fully offset by similar changes to deposit rates is possible through analysis of the Bank's interest rate sensitivity position. In general, asset liability management is an important tool for assessing and monitoring liquidity and interest rate sensitivity within the Bank's balance sheet. Rate environments such as the one that this country has experienced over the last eighteen months makes asset liability management especially challenging. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing

--------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at June 30, 2003 were:


                                                                Interest Rate Sensitivity Period
                                            Within         Three to          One to        After
                                            Three           Twelve            Five         Five
                                            Months          Months           Years         Years           Total
                                         ------------    ------------    ------------   ------------   ------------
Earning assets
  Interest-bearing deposits
       In other financial institutions   $     60,779    $          0    $          0   $          0   $     60,779
  Federal funds sold                        1,000,000               0               0              0      1,000,000
  Securities (including FHLB stock)         3,462,536       7,031,237      11,833,895      3,721,781     26,049,449
  Loan held for sale                                0               0               0        545,300        545,300
  Loans                                    86,397,607      12,086,830      49,862,292      1,788,964    150,135,690
                                         ------------    ------------    ------------   ------------   ------------
                                           90,920,919      19,118,067      61,696,187      6,056,045    177,791,218

Interest-bearing liabilities
  Savings and checking                     61,809,234               0               0              0     61,809,234
  Time deposits <$100,000                   4,255,743       9,185,646      14,130,223              0     27,571,612
  Time deposits >$100,000                   9,189,802       8,458,420      27,193,620              0     44,841,842
  Repurchase agreements and
       Federal funds purchased             14,086,235               0               0              0     14,086,235
  Notes payable and Federal Home
        Loan bank advances                  8,550,000       2,000,000               0              0     10,550,000
                                         ------------    ------------    ------------   ------------   ------------
                                           97,891,014      19,644,066      41,323,843              0    158,858,923
Net asset (liability) repricing gap      $ (6,970,095)   $   (525,999)   $ 20,372,344   $  6,056,045   $ 18,932,295
                                         ============    ============    ============   ============   ============
Cumulative net asset (liability)
        Repricing gap                    $ (6,970,095)   $ (7,496,094)   $ 12,876,250   $ 18,932,295
                                         ============    ============    ============   ============

Currently the Bank has a negative twelve month repricing gap which indicates that the Bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. Theoretically, a parallel shift in rates means that if the Bank's internal prime rate goes down by 25 basis points, every interest earning asset and interest bearing liability on the Bank's June 30, 2003 balance sheet will adjust simultaneously by the same 25 basis points. The above table illustrates what the Bank is contractually able to change in certain timeframes. At this time the table above shows that the 25 basis point reduction on June 26 will affect more liabilities than assets assuming that deposit market rates adjust by the full 25 basis points. Management believes that certain deposit rates are reaching the bottom limit of what can be paid in today's marketplace and future downward changes to national federal funds rates may not be readily realized by reduced deposit rates.

The provision for loan losses for the second quarter and the first six months of 2003 were $173,000 and $362,000 compared to figures of $160,000 and $288,000 for the same periods in 2002. Management believes that the allowance level is adequate and justifiable based on

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the second quarter totaled $283,000 and represented an increase of 32% over last year's second quarter. Through June 30, 2003, non-interest income was $582,000 compared to a figure of $401,000 for the first six months of 2002. Service charge income was $19,000 higher between 2003's second quarter and the similar quarter in 2002. About $11,000 of the increase was related to non-sufficient funds charges which is typically a symptom of the economic environment. On a year to date basis non-sufficient funds charges are up $33,000 year over year. Increases experienced in this type of fee income are not guaranteed and should not be counted on for significant contributions to future earnings. The other portion of the increase is from service charges on deposits. Management believes that increases to fee income of this type will continue to increase in future quarters due to anticipated growth in the number of deposit accounts.

On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $129,000 compared to $83,000 being recorded through June 30 of 2002, an increase of 55%. A comparison of 2003's second quarter income from these sources to the similar quarter of 2002 shows an increase of 106%. It is difficult to predict future contributions of mortgage related fee income to non-interest income because of its dependence on interest rates, which are subject to market forces. It is management's belief at this time that mortgage rates are beginning to rise which should reduce loan volume and the resulting fee income going forward.

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

Other non-interest income consists of a variety of categories that are volume based transactions (including wire transfer, debit card, and ACH fees). As the customer base of the Bank grows these fees are expected to increase. Fees of this type increased just over $24,000 when comparing the first six months of 2003 to that of 2002.

Non-interest expenses for the first six months of 2003 increased 15% over the same period in 2002. The figure for 2003 was $2.7 million compared to a total of $2.4 million for 2002. Of the $358,000 total increase, salaries and benefits comprised 68%. On average there were an additional 5.5 full-time equivalent employees between the same six month periods of 2002 and 2003. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint.

Total data processing expenses for the second quarter and first six months of 2003 were $76,000 and $148,000 compared to $61,000 and $118,000 for the similar periods in 2002. Data processing expenses, which are transaction based, have increased as a result of the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Bank's expanding customer base as well as the addition of an internet banking product. On June 30, 2003 the Bank had 453 personal and business internet customers which is nearly double the number reported at June 30, 2002. The operational expense of internet and telephone banking transactions falls in the data processing category. In general, data processing expenses are a permanent component of a financial institution's overhead and would be expected to increase with the general growth of the Bank.

Professional services expenses were $146,000 for the first six months of 2003 compared to $117,000 for the first six months of 2002. Beginning in January of 2003, the Company separated its internal and external audit functions, as required by the Sarbanes-Oxley Act of 2002, thus retaining two public accounting firms. This change in processes is partially responsible for the increase. In general, these costs are also expected to increase as the Bank ages and becomes a more mature and complex financial institution.

The line item showing other non-interest expenses for the first six months of 2003 has increased $37,000 compared to the same period in 2002. Repo and collection fees, one of the expenses in this category, was responsible for a majority of the increase. As the loan portfolio seasons and the weak economy persists, it is logical that more money would be spent to address problem loans. As mentioned earlier, the Bank has taken measures to enhance its collection process, including the hiring of a full time collection officer. Repo and collection fees were $50,000 for the first six months of 2003 compared $13,000 for the first six months of 2002.

There were no federal taxes accrued in the first six months of 2002 however there was a Federal tax benefit of $255,000 for the similar period in the current year. During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net Federal tax benefit of $327,184 being recognized. During the Company's first years of operation, losses were recorded but no tax benefit was reflected. Since becoming profitable the Company has used this deferred tax valuation allowance to offset the federal tax liability and expense that otherwise would have been recorded. The gross benefit received in the first quarter of 2003 was reduced by the second quarter's Federal tax expense of $72,000, or 34% of its earnings for the quarter.

ITEM 3.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2003 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held on May 8, 2003, the Company's stockholders voted to elect four directors, John C. Carlyle, Dennis L. Cherette, Michael D. Gluhanich and Donald E. Hegedus each for a three year term expiring at the Annual Meeting of the stockholders of the Company in 2006. The results of the Election were as follows:

------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
                                     Votes                Votes                     Votes                  Broker-Non
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
Nominee                              For                  Withheld                  Abstained              Votes
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------

------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
John C. Carlyle                      1,095,593            38,143                    0                      0
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
Dennis L. Cherette                   1,099,493            34,243                    0                      0
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
Michael D. Gluhanich                 1,097,968            35,768                    0                      0
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------
Donald E. Hegedus                    1,107,986            25,750                    0                      0
------------------------------------ -------------------- ------------------------- ---------------------- ----------------------

The terms for the following directors (who were not up for election) continued after the Annual Meeting: David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Bruce J. Essex, John L. Hilt, Jose A. Infante and Joy R. Nelson.

Additionally, stockholders voted to approve a director stock option plan. The results of the vote was as follows:

-------------------------- ------------------------ ------------------------ ------------------------
Votes                      Votes                    Votes                    Broker-Non
-------------------------- ------------------------ ------------------------ ------------------------
For                        Withheld                 Abstained                Votes
-------------------------- ------------------------ ------------------------ ------------------------
-------------------------- ------------------------ ------------------------ ------------------------
1,010,057                  62,928                   60,751                   0
-------------------------- ------------------------ ------------------------ ------------------------

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



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

   31.1 Rule 15d-14(a) Certification of the principal executive officer.

   31.2 Rule 15d-14(a) Certification of the principal financial officer.

   32.1 Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

Earnings Release. On April 24, 2003, the Company furnished to the SEC a Current Report on Form 8-K dated April 23, 2003, reporting under item 12, earnings and other financial results for the Company's first quarter ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.


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

31.1 Rule 15d-14(a) Certification of the principal executive officer.

31.2 Rule 15d-14(a) Certification of the principal financial officer.

32.1 Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.