Form 10QSB
period 2003-09-30
COMMUNITY SHORES BANK CORP
filed 2003-11-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                                   Yes X    No___

At October 31, 2003, 1,430,000 shares of Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format:

                                   Yes ___  No X

                     Community Shores Bank Corporation Index

                                                                                Page No.
                                                                                --------
PART I.   Financial Information

          Item 1.   Financial Statements.....................................       1

          Item 2.  Management's Discussion and Analysis .....................      12

          Item 3.  Controls and Procedures...................................      21

PART II.  Other Information

          Item 1.  Legal Proceedings.........................................      21

          Item 2.  Changes in Securities ....................................      22

          Item 3.  Defaults upon Senior Securities...........................      22

          Item 4.  Submission of Matters to a Vote of Security Holders.......      22

          Item 5.  Other Information.........................................      22

          Item 6.  Exhibits and Reports on Form 8-K..........................      22

          Signatures.........................................................      23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,      December 31,
                                                                                2003              2002
                                                                           -------------     -------------
                                                                            (unaudited)
ASSETS
Cash and due from financial institutions                                   $   6,255,882     $   2,722,565
Interest-bearing deposits in other financial institutions                      1,568,412            59,429
Federal funds sold                                                                     0                 0
                                                                           -------------     -------------
     Cash and cash equivalents                                                 7,824,294         2,781,994

Securities
     Available for sale (at fair value)                                       25,139,269        26,043,017
     Held to maturity (fair value of $296,947 at September 30, 2003 and
       $255,178 at December 31, 2002)                                            294,297           252,567
                                                                           -------------     -------------
       Total securities                                                       25,433,566        26,295,584

Loans held for sale                                                              622,800           579,400

Loans                                                                        146,168,979       141,453,620
Less: Allowance for loan losses                                                1,931,635         1,898,983
                                                                           -------------     -------------
     Net loans                                                               144,237,344       139,554,637

Federal Home Loan Bank stock                                                     425,000           425,000
Premises and equipment, net                                                    2,657,203         2,910,237
Accrued interest receivable                                                      623,579           661,136
Other assets                                                                   1,361,512           257,956
                                                                           -------------     -------------
           Total assets                                                    $ 183,185,298     $ 173,465,944
                                                                           =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                  $  13,062,690     $  10,368,525
     Interest bearing                                                        128,734,704       122,356,854
                                                                           -------------     -------------
           Total deposits                                                    141,797,394       132,725,379

Federal funds purchased and repurchase agreements                             17,705,364        19,466,513
Federal Home Loan Bank advances                                                8,000,000         6,000,000
Notes payable                                                                  2,550,000         3,600,000
Accrued expenses and other liabilities                                           724,179           608,179
                                                                           -------------     -------------
           Total liabilities                                                 170,776,937       162,400,071

Shareholders' equity
     Preferred stock, no par value 1,000,000
        Shares authorized, none issued                                                 0                 0
     Common stock, no par value; 9,000,000 shares authorized;
       2003-1,430,000 shares issued and 2002-1,330,000 shares issued          12,922,314        12,123,585
     Accumulated deficit                                                        (536,694)       (1,367,911)
     Accumulated other comprehensive income                                       22,741           310,199
                                                                           -------------     -------------

     Total shareholders' equity                                               12,408,361        11,065,873
                                                                           -------------     -------------
     Total liabilities and shareholders' equity                            $ 183,185,298     $ 173,465,944
                                                                           =============     =============


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months  Three Months   Nine Months      Nine Months
                                                           Ended         Ended          Ended            Ended
                                                       September 30,  September 30,  September 30,   September 30,
                                                           2003           2002           2003            2002
                                                        -----------    -----------    -----------     -----------
Interest and dividend income
   Loans, including fees                                $ 2,283,122    $ 2,348,426    $ 6,893,526     $ 6,771,187
   Securities and FHLB dividends                            201,639        285,012        674,942         946,231
   Federal funds sold and other income                          780         19,356         19,706         103,080
                                                        -----------    -----------    -----------     -----------
     Total interest income                                2,485,541      2,652,794      7,588,174       7,820,498

Interest expense
   Deposits                                                 803,792      1,028,614      2,591,671       3,149,254
   Repurchase agreements, federal funds purchased,
    and other debt                                           46,990         73,180        181,092         230,210
   Federal Home Loan Bank advances and notes payable        129,707        143,456        392,134         423,916
                                                        -----------    -----------    -----------     -----------
     Total interest expense                                 980,489      1,245,250      3,164,897       3,803,380
                                                        -----------    -----------    -----------     -----------

NET INTEREST INCOME                                       1,505,052      1,407,544      4,423,277       4,017,118
Provision for loan losses                                    94,347        154,400        456,337         442,140
                                                        -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,410,705      1,253,144      3,966,940       3,574,978

Noninterest income
   Service charges on deposit accounts                      143,334        138,308        418,852         365,661
   Mortgage loan referral fees                               13,432          5,603         25,818          74,519
   Gain on sale of loans                                     41,410         45,825        158,088          60,108
   Gain on disposition of securities                              0              0         62,681               0
   Other                                                     48,095         44,967        162,864         135,578
                                                        -----------    -----------    -----------     -----------
     Total noninterest income                               246,271        234,703        828,303         635,866

Noninterest expense

   Salaries and employee benefits                           767,888        713,852      2,289,675       1,990,638
   Occupancy                                                 71,117         71,268        221,570         212,569
   Furniture and equipment                                  111,867        113,167        339,399         336,165
   Advertising                                               14,768         23,470         55,037          60,348
   Data processing                                           74,228         63,673        221,872         181,359
   Professional services                                     79,106         46,120        224,909         195,425
   Other                                                    261,180        220,585        772,529         662,257
                                                        -----------    -----------    -----------     -----------
     Total noninterest expense                            1,380,154      1,252,135      4,124,991       3,638,761
                                                        -----------    -----------    -----------     -----------

INCOME BEFORE FEDERAL INCOME TAXES                          276,822        235,712        670,252         572,083
Federal income tax expense/(benefit)                         93,751              0       (160,965)              0
                                                        -----------    -----------    -----------     -----------

NET INCOME                                              $   183,071    $   235,712    $   831,217     $   572,083
                                                        ===========    ===========    ===========     ===========
Comprehensive Income                                    $     2,423    $   293,261    $   543,759     $   479,765
                                                        ===========    ===========    ===========     ===========

Weighted average shares outstanding                       1,430,000      1,269,402      1,403,626       1,215,861
                                                        ===========    ===========    ===========     ===========
Diluted average shares outstanding                        1,431,804      1,269,402      1,403,626       1,215,861
                                                        ===========    ===========    ===========     ===========
Basic earnings per share                                $      0.13    $      0.19    $      0.59     $      0.47
                                                        ===========    ===========    ===========     ===========
Diluted earnings per share                              $      0.13    $      0.19    $      0.59     $      0.47
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

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   Accumulated
                                                                                                      Other               Total
                                                                Common           Accumulated      Comprehensive       Shareholders'
                                              Shares             Stock             Deficit        Income (Loss)           Equity
                                              ------             -----             -------        -------------           ------

BALANCE AT JANUARY 1, 2002                 1,170,000        $ 10,871,211       $(2,190,931)            $453,808       $ 9,134,088

Proceeds from sale of stock,
  net of offering costs                      103,750             804,381                                                  804,381

Comprehensive income:
  Net Income                                                                       572,083                                572,083
  Unrealized loss on securities
     available-for-sale, net                                                                            (92,318)          (92,318)
                                                                                                                      -----------
       Total comprehensive income                                                                                         479,765
                                           ---------        ------------       -----------             --------       -----------
BALANCE, SEPTEMBER 30, 2002                1,273,750        $ 11,675,592       $(1,618,848)            $361,490       $10,418,234
                                           =========        ============       ===========             ========       ===========


BALANCE AT JANUARY 1, 2003                 1,330,000        $ 12,123,585       $(1,367,911)            $310,199       $11,065,873

Proceeds from the sale of stock,
  net of offering costs                      100,000             798,729                                                  798,729

Comprehensive income:
  Net income                                                                       831,217                                831,217
  Unrealized loss on securities
     available-for-sale, net                                                                           (287,458)         (287,458)
                                                                                                                      -----------
       Total comprehensive income                                                                                         543,759
                                           ---------        ------------       -----------             --------       -----------
BALANCE AT SEPTEMBER 30, 2003              1,430,000        $ 12,922,314       $  (536,694)            $ 22,741       $12,408,361
                                           =========        ============       ===========             ========       ===========


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months     Nine Months
                                                                                       Ended           Ended
                                                                                   September 30,    September 30,
                                                                                        2003             2002
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                    $    831,217     $    572,083
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                                      456,337          442,140
         Depreciation and amortization                                                  265,872          291,963
         Net (accretion)/amortization of securities                                      56,399          (51,652)
         Net realized gain on disposition of securities                                 (62,681)               0
         Net realized gain on sale of loans                                            (158,088)         (60,108)
         Loan originations                                                          (14,681,710)      (9,552,780)
         Proceeds from loan sales                                                    14,796,398        8,706,888
         Net change in:
              Accrued interest receivable and other assets                             (917,915)         (31,852)
              Accrued interest payable and other liabilities                            115,998           65,051
                                                                                   ------------     ------------
                  Net cash from operating activities                                    701,827          381,733

CASH FLOWS FROM INVESTING ACTIVITIES
       Activity in available-for-sale securities:
         Sales                                                                        2,271,377                0
         Maturities, prepayments and calls                                           29,401,506       28,062,888
         Purchases                                                                  (31,248,694)     (26,681,307)
       Activity in held-to-maturity securities
         Maturities                                                                       8,571            8,571

         Purchases                                                                            0         (146,041)
     Loan originations and payments, net                                             (5,139,044)     (16,809,711)
     Additions to premises and equipment                                                (12,838)        (119,728)
                                                                                   ------------     ------------
              Net cash used in investing activities                                  (4,719,122)     (15,685,328)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                                           9,072,015       24,996,006
     Net change in federal funds purchased and
       repurchase agreements                                                         (1,761,149)        (125,962)
     Federal Home Loan Bank advance activity:
         New advances                                                                 2,000,000        1,500,000
         Maturities and payments                                                              0       (1,500,000)
     Draws (paydown) on note payable                                                 (1,050,000)         200,000

     Net proceeds from stock offering                                                   798,729          804,381
                                                                                   ------------     ------------
         Net cash from financing activities                                           9,059,595       25,874,425
                                                                                   ------------     ------------

Net change in cash and cash equivalents                                               5,042,300       10,570,830
Beginning cash and cash equivalents                                                   2,781,994        2,270,921
                                                                                   ------------     ------------

ENDING CASH AND CASH EQUIVALENTS                                                   $  7,824,294     $ 12,841,751
                                                                                   ============     ============
Supplemental cash flow information:
     Cash paid during the period for Interest                                      $  3,198,809     $  3,707,881

     Cash paid for federal income tax                                              $    240,000     $          0


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

         The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2003 include the condensed consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the condensed consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2002. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.       STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates what the effect on the net income and the basic and diluted earnings per share would be if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                 Three Months   Three Months   Nine Months    Nine Months
                                                    Ended         Ended           Ended          Ended
                                                 September 30,  September 30,  September 30,  September 30,
                                                    2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
Net income as reported                           $   183,071    $   235,712    $   831,217    $   572,083

 Deduct: stock-based compensation expense
     determined under fair value based method         52,687         14,708         66,006         14,708
                                                 -----------    -----------    -----------    -----------
Pro forma net income                                 130,384        221,004        765,211        557,375

Basic earnings per share as reported             $      0.13    $      0.19    $      0.59    $      0.47
Diluted earnings per share as reported           $      0.13    $      0.19    $      0.59    $      0.47
Pro forma basic earnings per share               $      0.09    $      0.17    $      0.55    $      0.46
Pro forma diluted earnings per share             $      0.09    $      0.17    $      0.55    $      0.46

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.       STOCK COMPENSATION-continued

         The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

         Assumptions:                                   2003            2002
                                                        ----            ----

              Risk-free interest rate                  3.61%            3.90%
              Expected option life                    8 years          7 years
              Expected stock price volatility           36%              40%
              Dividend yield                             0%              0%
              Computed fair value                      $4.88            $3.58


3.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at September 30, 2003 and at December 31, 2002:

                                                          Gross             Gross
                                        Amortized       Unrealized        Unrealized        Fair
         September 30, 2003               Cost            Gains             Losses          Value
         ------------------               ----            -----             ------          -----
Available for sale:
  US Government and federal agency                     $     33,240     $    (67,012)    $ 12,974,042
  Municipal securities                                       15,776                0          235,435
  Mortgage-backed securities                                106,187          (53,733)      11,929,792
                                                       ------------     ------------     ------------
                                                       $    155,203     $   (120,745)    $ 25,139,269
Held to maturity:
  Municipal securities                $    294,297     $      2,665     $        (15)    $    296,947


                                                           Gross             Gross
                                        Amortized       Unrealized        Unrealized         Fair
         December 31, 2002                Cost             Gains            Losses           Value
Available for sale:
  US Government and federal agency                     $    190,701     $     (2,490)    $ 17,669,155
  Municipal securities                                       13,572                0          233,200
  Mortgage-backed securities                                268,215                0        8,140,662
                                                       ------------     ------------     ------------
                                                       $    472,488     $     (2,490)    $ 26,043,017
Held to maturity:
  Municipal securities                $    252,567     $      2,611     $          0     $    255,178




4.       LOANS

         Loans increased $4,715,359 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 to September 30, 2003 were as follows:

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       LOANS-continued

                                                                                                          Percent
                                                 September 30, 2003            December 31, 2002         Increase/
                                                Balance         %             Balance        %           (Decrease)
                                              ----------------------         ---------------------       ----------
         Commercial                           $ 64,038,651      43.8%        $ 62,751,937     44.3%          2.0%
         Real Estate:
           Commercial                           48,458,663      33.1           44,681,761     31.6           8.4
           Residential                           6,388,933       4.4            5,819,289      4.1           9.8
           Construction                          2,790,976       1.9            1,853,099      1.3          50.6
         Consumer                               24,609,164      16.8           26,437,827     18.7          (6.9)
                                                ----------      ----           ----------     ----
                                               146,286,387     100.0%         141,543,913    100.0
                                               -----------     =====          -----------    =====
         Less: allowance for loan losses         1,931,635                      1,898,983
              Net deferred loan fees               117,408                         90,293
                                                   -------                         ------
                                             $ 144,237,344                  $ 139,554,637
                                             =============                  =============

5.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2003 and 2002:

                             Three Months   Three Months      Nine Months    Nine Months
                                 Ended         Ended             Ended          Ended
                               09/30/03       09/30/02         09/30/03       09/30/02
                               --------       --------         --------       --------
Beginning Balance            $ 2,004,119     $ 1,771,825     $ 1,898,983     $ 1,535,543

Charge-offs                     (178,378)        (99,487)       (608,864)       (177,547)
Recoveries                        11,547           6,754         185,179          33,356
Provision for loan losses         94,347         154,400         456,337         442,140
                             -----------     -----------     -----------     -----------
Ending Balance               $ 1,931,635     $ 1,833,492     $ 1,931,635     $ 1,833,492
                             ===========     ===========     ===========     ===========

6.       DEPOSITS

         Deposit balances increased $9,072,015 since December 31, 2002. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2002 through September 30, 2003 were as follows:

                                                                                                                Percent
                                                     September 30, 2003            December 31, 2002           Increase/
                                                      Balance         %             Balance        %           (Decrease)
                                                      -----------------             ----------------           ----------
         Non-interest bearing
            Demand                                   $13,062,690       9.2%         $ 10,368,525    7.8%          26.0%
         Interest bearing
            Checking                                  23,114,399      16.3            21,103,272   15.9            9.5
            Money Market                              36,088,448      25.4            27,704,511   20.9           30.3
            Savings                                    3,912,495       2.8             3,475,918    2.6           12.6
            Time, under $100,000                      24,207,622      17.1            36,823,915   27.7          (34.3)
            Time, over $100,000                       41,411,740      29.2            33,249,238   25.1           24.5
                                                   -------------     -----          ------------  -----
         Total Deposits                            $ 141,797,394     100.0%         $132,725,379  100.0%
                                                   =============     =====          ============  =====

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at December 31, 2002. At September 30, 2003, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2002, repurchase agreements decreased $811,149. The September 30, 2003 and December 31, 2002 information was as follows:

                                                Repurchase     Federal Funds
                                                Agreements       Purchased

Outstanding at September 30, 2003              $17,705,364     $         0
    Average interest rate at period end               1.14%           0.00%
    Average balance during period               15,078,693       1,265,217
    Average interest rate during period               1.33%           1.52%
    Maximum month end balance during period     20,166,404       6,200,000

Outstanding at December 31, 2002               $18,516,513     $   950,000
    Average interest rate at year end                 1.45%           1.80%
    Average balance during year                 15,756,905         767,397
    Average interest rate during year                 1.88%           1.82%
    Maximum month end balance during year       18,988,514       2,000,000


8.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of cash, securities or loans. At September 30, 2003, the Bank has $1,500,000 on deposit at the Federal Home Loan Bank, in addition to securities with a market value of $7,534,668 pledged to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2003 and December 31, 2002 are:


                            Current
Maturity Date             Interest Rate              2003             2002
-------------             -------------              ----             ----
November 3, 2003              1.53                $2,000,000       $        0
March 24, 2010                5.99                 1,500,000        1,500,000
November 3, 2010              5.95                 2,000,000        2,000,000
December 13, 2010             5.10                 2,500,000        2,500,000
                                                  ----------       ----------
                                                  $8,000,000       $6,000,000

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.       NOTES PAYABLE

         Since June 28, 2000, the Company has borrowed a total of $3,600,000 from four of its Directors and Community Shores LLC, paying back a portion in the first quarter of this year. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. Two of the LLC members, Mr. Gluhanich and Mr. Chandonnet, lent money directly as well as taking part in the LLC. The balance of this debt at September 30, 2003 was $2,550,000. A summary of the outstanding note liabilities is given below:

         Loan from:                                  Aggregate
                                                     Principal
                                                      Amount                   Current Rate                   Maturity
                                                      ------                   ------------                   --------
         Robert L. Chandonnet                        $  200,000                    5.50%                   June 30, 2009
         Michael D. Gluhanich                        $  100,000                    5.50%                   June 30, 2009
         Donald E. Hegedus                           $  500,000                    5.50%                   June 30, 2009
         John L. Hilt                                $  750,000                    5.50%                   June 30, 2009
         Community Shores LLC                        $1,000,000                    5.50%                   June 30, 2009
                                                     ----------
         Total                                       $2,550,000
                                                     ==========


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


10.      INCOME TAXES

         There were no federal taxes accrued in the first nine months of 2002 however there was a federal tax benefit of $161,000 for the similar period in the current year. During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net federal tax benefit of $327,000 being recognized. During the Company's first years of operation, losses were recorded but no tax benefit was reflected. Since becoming profitable the Company has used this deferred tax valuation allowance to offset the federal tax liability and expense that otherwise would have been recorded.

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2003 and December 31, 2002 follows:

                                                             September 30,    December 31,
                                                                 2003            2002
                                                                 ----            ----

          Unused lines of credit and letters of credit       $ 31,750,148     $ 33,779,249

          Commitments to make loans                               115,006          541,138

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

                       COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


12.  REGULATORY MATTERS-continued

                                                   Capital to risk weighted
                                                            assets                       Tier 1 Capital
                                               Total                 Tier 1          to average assets
                                            ------------           -----------       -----------------------
         Well capitalized                       10%                    6%                      5%
         Adequately capitalized                  8                     4                       4
         Undercapitalized                        6                     3                       3

         Actual capital levels and minimum required levels at September 30, 2003 for the Company and Bank were:

                                                                                                   Minimum Required to
                                                                                                   Be Well Capitalized
                                                                    Minimum Required                  Under Prompt
                                                                      For Capital                   Corrective Action
                                           Actual                  Adequacy Purposes                   Provisions
                                           ------                  -----------------                   ----------
                                      Amount        Ratio          Amount        Ratio           Amount          Ratio
                                      ------        -----          ------        -----           ------          -----
         September 30, 2003
         Total Capital (Tier 1
         and Tier 2) to risk
         weighted assets
             Consolidated          $  16,867,255    10.63%      $  12,699,646     8.00%       $ 15,874,557       10.00%
             Bank                     16,684,931    10.51          12,696,336     8.00          15,870,420       10.00
         Tier 1 (Core) Capital
           weighted assets
             Consolidated             12,385,620     7.80           6,349,823     4.00           9,524,734        6.00
             Bank                     14,753,295     9.30           6,348,168     4.00           9,522,252        6.00
         Tier 1 (Core) Capital
           average assets
             Consolidated             12,385,620     6.71           7,382,753     4.00           9,228,441        5.00
             Bank                     14,753,295     8.00           7,381,179     4.00           9,226,473        5.00


         The Company and the Bank were in the well-capitalized category at September 30, 2003. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. Capital contributions may be made to the Bank from the remaining proceeds received by the Company from the private sales of Company stock made between May 2002 and March 2003 or an increase in the LLC note payable. There is an additional $1.0 million available from these resources.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through September 30, 2003 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2003 to that at December 31, 2002. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2003 as compared to the same periods of 2002. Both parts should be read in conjunction with the interim condensed consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased to $183.2 million from $173.5 million at December 31, 2002. This is a 6% increase in assets during the first nine months of 2003. Asset growth was funded by deposit growth and Federal Home Loan Bank advances and was reflected by an increase in loan volume as well as higher balances held at other financial institutions. Management continues to focus on small- to medium-sized business customers, the original strategy since opening in January 1999.

Cash and cash equivalents increased by $5.0 million to $7.8 million at September 30, 2003 from $2.8 million at December 31, 2002. This increase was the result of an additional $3.5

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


million being held at other financial institutions. The increase in balances held in the Bank's correspondent account is mostly reflective of the difference in the size of the daily deposit made to the lead correspondent on September 30, 2003 compared to that made on December 31, 2002. The daily deposit consists of checks drawn on other banks that have been deposited by customers and are in the process of clearing. Typically as the Bank's customer base increases one would see a natural growth in the daily deposit. Finally, there was an additional $1.5 million held in an interest bearing account at the Federal Home Loan Bank. The Federal Home Loan Bank is the primary safekeeping agent for the Bank's investments. The Bank's account balance increased by the proceeds of securities that matured or were called and had not been reinvested.

Total loans climbed to $146.2 million at September 30, 2003 from $141.5 million at December 31, 2002. The $4.7 million increase experienced was comprised of commercial and commercial real estate loan growth being offset by a net decline in consumer, residential real estate and construction loans. The "wholesale" or commercial banking focus applied since opening in 1999 continued during the first nine months of 2003. Presently, the commercial category of loans comprises 77% of the Bank's total loan portfolio. There are five experienced commercial lenders on staff devoted to pursuing and originating these types of loans. For a majority of the first nine months of 2003, both the national and local economies as a whole were relatively weak. During that time, loan volume was soft in spite of the favorable interest rate environment. Management believes that recent economic indicators are pointing to marketplace recovery. As a result Management is optimistic about future opportunities in the Bank's market.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At September 30, 2003, the allowance totaled $1.9 million or 1.32% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at September 30, 2003 was as follows:

                                                  September 30, 2003                    December 31, 2002
                                                  ------------------                    -----------------
                                                               Percent of                           Percent of
                                                               Allowance                            Allowance
Balance at End of Period Applicable to:                        Related to                           Related to
                                                Amount        Loan category         Amount         Loan category
                                                ------        -------------         ------         -------------

Commercial                                      $ 981,201          50.8%            $  862,436         45.4%
Real estate:
     Commercial                                   561,206          29.0                663,579         34.9
     Residential                                   31,945           1.7                 43,645          2.3
     Construction                                  32,096           1.7                 24,090          1.3
Consumer                                          308,679          16.0                305,233         16.1
Unallocated                                        16,508           0.8                      0          0.0
                                               ----------          -----            ----------        -----
Total                                          $1,931,635          100.0%           $1,898,983        100.0%
                                               ==========          =====            ==========        =====

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Management continues to monitor the allocation and make necessary adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience, past due balances and the financial condition of the borrowers. As such, an additional $456,000 was added to the allowance in the first nine months of 2003.

At the end of September 2003, loans 30-59 days past due totaled $479,000 down from $629,000 at December 31, 2002. This change of $150,000 is the result of an increase in commercial loan past due balances of $63,000 being offset by a $213,000 decrease in retail past dues.

There was a total of $740,000 past due 60-89 days and $317,000 past due more than 89 days at the end of 2002 compared to $166,000 past due 60-89 days and $476,000 past due more than 89 days after the first nine months of 2003. There is one commercial loan for $198,000 that is past due more than 89 days and the Bank is beginning foreclosure. Based on recent appraisals, the property is well collateralized and the Bank does not anticipate incurring a loss.

At September 30, 2003, the Bank had eight non-accrual loans with an aggregate principal balance of $650,000. The Bank reported non-accrual loans at the end of December 2002 totaling $521,000. There were net charge-offs of $144,000 recorded for the first nine months of 2002 compared to $424,000 for the same period in 2003. Although the Banks non-accrual notes and charge offs have increased since opening, Management believes it to be related to the natural seasoning of the portfolio coupled with the weak economic environment of the last eighteen months.

Other assets increased $1.1 million primarily due to the Company and the Bank adjusting their deferred tax accounts to recognize the future benefit of temporary existing differences and eliminate the previously recorded valuation allowance no longer deemed needed. Another component is other real estate owned which has increased $300,000.

Deposit balances were $141.8 million at September 30, 2003 up from $132.7 million at December 31, 2002. Non-interest bearing checking increased $2.7 million or 26% since 2002 year-end. The growth in accounts of this type is partially due to a marketing campaign that is targeted towards small business customers. Since April there have been eighty-six new small business account relationships established as a result. The marketing campaign is scheduled to continue through year-end. Management believes that initiatives of this type, if successful, will be significant in lowering the Bank's cost of funds and improving its net interest margin.

Interest bearing accounts increased $6.4 million (5%) in the first nine months of 2003. Interest bearing checking and money market accounts reflected a $10.4 million increase, which was partially offset by a decrease in time and savings deposits of $4.0 million. The growth in the money market accounts is a result of current customers keeping higher balances on deposit on September 30 and of time deposit customers using maturing certificate monies to open new money market accounts. In the current rate environment, the money market product offers liquidity and a rate of return similar to time deposits without a withdrawal penalty. The migration from time deposits is expected to continue until the market rates offered on time deposits begin to increase.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


A favorable outcome of the increase in local deposits is that management is able to report a decrease in the concentration of brokered deposits from 30% at year-end 2002 to 27% at September 30, 2003. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. It is a goal of management to actively work towards reducing brokered deposit concentration levels.

Repurchase agreements and federal funds purchased together decreased $1.8 million since December 31, 2002. No federal funds were purchased on September 30, 2003 compared to $950,000 purchased at year-end 2002. The remaining decline is attributable to existing repurchase customers decreasing their carrying balances from those held at year-end.

The Bank had four Federal Home Loan Bank ("FHLB") advances outstanding on September 30, 2003, totaling $8.0 million compared to three totaling $6.0 million at December 31, 2002. On May 6, 2003, the Bank increased its borrowings outstanding by $2.0 million. The note evidencing the $2.0 million increase is at a fixed rate of 1.53% for six months. The advance was used to offset a reduction in customer repurchase account balances.

As of September 30, 2003, the Company had outstanding borrowings of $2,550,000 from some of its Directors and Community Shores LLC which the Company had used for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. All of this debt is subordinated to all senior debt of the Company. The notes evidencing the borrowings bear interest at a floating rate and are currently accruing interest at 5.50% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on January 15, 2004. During 2003's first quarter, the Company chose to prepay its borrowings from Community Shores LLC in the amount of $1,050,000. A portion of the cash used for the paydown came from stock offering proceeds. It is the intention of management that all of the outstanding notes maintain a maturity that is five years or longer for favorable tier two risk based capital treatment. As such each note was extended in the third quarter for an additional year to 2009.

During the first nine months of 2003, the Company's shareholders' equity increased $1.3 million. Part of this increase resulted from March 14, 2003's sale of 100,000 shares of unregistered common stock to one investor. The sale was made at a price of $8.00 per share in cash. This strategy for increasing capital has been used by the Company several times since May 2002. Funds resulting from these stock sales are often contributed to the Bank to maintain a well-capitalized risk based capital ratio but another use is the above mentioned subordinated debt paydown. In any quarter that the Bank's risk weighted asset growth rate exceeded its growth in capital, the Company contributed equity. These equity contributions enable the Bank to maintain a well- capitalized regulatory capital ratio. During the first nine months of 2003, $200,000 was contributed to the Bank's equity account to maintain a well-capitalized risk based capital position.

RESULTS OF OPERATIONS

The net income for the first nine months of 2003 was $831,000, which compares favorably to the net income of $572,000 recorded in the first three quarters of 2002. The increase in earnings of $259,000 in the first three quarters of 2003 was an improvement of 45% over

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


reported net income for the same nine months of last year. A substantial factor in driving the improvement was the recognition of a tax benefit of $327,000 during the first quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. The Company's consolidated earnings are now fully taxable. As such the net income for the third quarter of 2003 was $183,000 after taxes of $94,000 while income for the same period in 2002 was $236,000 with no taxes. On a pretax basis the Company's third quarter earnings improved $41,000 or 17% from 2002 to 2003.

For the third quarter and first nine months of 2003, the annualized return on the Company's average total assets was .40% and .60% respectively. The Company's return on average equity was 5.91% for the third quarter of 2003 and 9.19% for the first nine months. At September 30, 2003, the ratio of average equity to average assets was 6.71% for the third quarter and 6.57% for the first nine months of 2003. The Company's retained deficit was $537,000 at September 30, 2003 compared to $1.4 million at December 31, 2002. The main contributing factor to the above results is the tax benefit recorded in the first quarter of 2003.

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


                                                                   Nine months ended September 30:
                                                                   -------------------------------
                                                          2003                                        2002
                                            ----------------------------------         ------------------------------------
                                            Average                    Average         Average                    Average
                                            Balance      Interest    Yield/Rate        Balance       Interest    Yield/Rate
                                            -------      --------    ----------        -------       --------    ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks         $  2,389,829  $    19,706      1.10%       $   8,100,029   $  103,080      1.70%
    Securities (including FHLB stock)       26,129,019      674,942      3.44           23,945,942      946,231      5.27
    Loans(1)                               148,298,434    6,893,526      6.20          128,085,640    6,771,187      7.05
                                          ------------  -----------      ----        -------------   ----------      ----
                                           176,817,282    7,588,174      5.72          160,131,611    7,820,498      6.51
    Other assets                             6,780,167                                   6,524,190
                                          ------------                               -------------
                                          $183,597,449                               $ 166,655,801
                                          ============                               =============

Liabilities and Shareholders' Equity
    Interest bearing deposits            $ 131,406,435  $ 2,591,671      2.63        $ 121,161,755   $3,149,254      3.47
    Federal funds purchased and
        repurchase agreements               17,843,903      181,092      1.35           15,497,033      230,210      1.98
    Note Payable and Federal Home
        Loan Bank Advances                   9,976,557      392,134      5.24            9,611,722      423,916      5.88
                                          ------------  -----------      ----        -------------   ----------      ----
                                           159,226,895    3,164,897      2.65          146,270,510    3,803,380      3.47
                                                         ----------                                  ----------
    Non-interest bearing deposits           11,584,244                                  10,031,176
    Other liabilities                          731,466                                     691,766
    Shareholders' Equity                    12,054,844                                   9,662,349
                                         -------------                               -------------
                                         $ 183,597,449                               $ 166,655,801
                                         =============                               =============
Net interest income                                      $4,423,277                                 $ 4,017,118
                                                         ==========                                 ===========
Net interest spread on earning assets                                    3.07%                                       3.04%
                                                                       ======                                      ======
Net interest margin on earning assets                                    3.34%                                       3.34%
                                                                       ======                                      ======
Average interest-earning assets to Average
interest-bearing liabilities                                           111.05%                                     109.48%
                                                                       ======                                      ======


--------
(1)   Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The net interest spread on average earning assets increased 3 basis points to 3.07% since September 30, 2002, however the net interest margin remained flat at 3.34% for both September 30, 2002 and 2003. Year to date net interest income was $4.4 million in 2003 compared to a figure of $4.0 million for the same nine months in 2002, an increase of $406,000 or 10%.

The average rate earned on interest earning assets was 5.72% for the nine months ended September 30, 2003 compared to 6.51% for the same period in 2002. The main underlying factor was an 85 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime rate. There was a more than 50 basis point difference in the internal prime rate between the two periods shown above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. Additionally, the prolonged, low rate environment has prompted many established fixed rate customers to request a rate reduction. Management gives careful consideration to each request and takes into account the total relationship (loans and deposits) at stake. All requests granted to retain the relationship adversely affect the overall yield on the loan portfolio. This outcome may sometimes be offset when the customers' associated deposits are at a rate lower than current market rates.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 17% for the first nine months of 2003 compared to the first nine months of 2002. This category totaled $3.2 million through September 30, 2003, which was a $638,000 reduction over the total recorded for the same period in 2002. The favorable change in the yield on interest bearing liabilities was achieved as the Bank successfully secured a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 82 basis points less than what was paid a year earlier. The Bank will continue to monitor local competitor's deposit rates and adjust its offering rates as it deems appropriate.

The quarter to quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2003 and 2002 is in the table below. An analysis of the net interest income shows that the Bank was able to decrease its interest expense by more than its reduction in interest income. Thus, net interest income improved by $98,000. In spite of this positive outcome, there was a decrease in the Bank's net interest margin of 11 basis points from the third quarter of 2002 to the same period in 2003. Much of the explanation lies in the 75 basis point internal prime rate difference that existed between the quarters.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                          Three months ended September 30:
                                                                          --------------------------------
                                                                    2003                                      2002
                                                 ----------------------------------------    ---------------------------------------
                                                  Average                        Average      Average                        Average
                                                 Balance         Interest      Yield/Rate    Balance        Interest      Yield/Rate
                                                 -------         --------      ----------    -------        --------      ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks             $    729,584    $        780        .43%    $  4,576,060    $     19,356        1.69%
    Securities (including FHLB stock)           26,705,189         201,639       3.02       22,254,005         285,012        5.12
    Loans(1)                                   149,459,855       2,286,122       6.12      133,562,972       2,348,426        7.03
                                              ------------    ------------       ----     ------------    ------------        ----
                                               176,894,628       2,488,541       5.62      160,393,037       2,652,794        6.62
    Other assets                                 7,805,796                                   5,949,343
                                              ------------                                ------------
                                              $184,700,424                                $166,342,380
                                              ============                                ============
Liabilities and Shareholders' Equity
    Interest bearing deposits                 $131,338,660    $    803,792       2.45     $120,067,131    $  1,028,614        3.43
    Federal funds purchased and
        repurchase agreements                   16,343,910          46,990       1.15       15,054,306          73,180        1.94
    Note Payable and Federal Home
        Loan Bank Advances                      10,550,000         129,707       4.92        9,600,000         143,456        5.98
                                              ------------    ------------       ----     ------------    ------------        ----
                                               158,232,570         980,489       2.48      144,721,437       1,245,250        3.44
                                                              ------------                                ------------
    Non-interest bearing deposits               13,173,021                                  10,575,151
    Other liabilities                              902,359                                     765,594
    Shareholders' Equity                        12,392,474                                  10,280,198
                                              ------------                                ------------
                                              $184,700,424                                $166,342,380
                                              ============                                ============
Net interest income                                           $  1,505,052                                $  1,407,544
                                                              ============                                ============
Net interest spread on earning assets                                            3.15%                                        3.17%
                                                                                =======                                      =======
Net interest margin on earning assets                                            3.40%                                        3.51%
                                                                                =======                                      =======
Average interest-earning assets to Average
interest-bearing liabilities                                                    111.8%                                       110.8%
                                                                                =======                                      =======



Determining whether prime rate changes on the loan side of the balance sheet can be fully offset by similar changes to deposit rates is possible through analysis of the Bank's interest rate sensitivity position. In general, asset liability management is an important tool for assessing and monitoring liquidity and interest rate sensitivity within the Bank's balance sheet. Rate environments such as the one that this country has experienced since 2001 makes asset liability management especially challenging. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

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

                       COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at September 30, 2003 were:

                                                                   Interest Rate Sensitivity Period
                                                                   --------------------------------
                                               Within         Three to          One to           After
                                               Three           Twelve            Five            Five
                                               Months          Months           Years            Years           Total
                                               ------          ------           -----            -----           -----
Earning assets
  Interest-bearing deposits
       In other financial institutions    $  1,568,412     $          0     $          0    $          0    $  1,568,412
  Federal funds sold                                 0                0                0               0               0
  Securities (including FHLB stock)            660,247        1,864,500       19,783,062       3,550,757      25,858,566
  Loan held for sale                                 0                0                0         622,800         622,800
  Loans                                     88,692,753       12,134,401       43,504,105       1,837,720     146,168,979
                                          ------------     ------------     ------------    ------------    ------------
                                            90,921,412       13,998,901       63,287,167       6,011,277     174,218,757

Interest-bearing liabilities
  Savings and checking                      63,115,342                0                0               0      63,115,342
  Time deposits <$100,000                    5,376,866        7,912,824       10,917,932               0      24,207,622
  Time deposits >$100,000                    2,241,313       12,675,297       26,495,130               0      41,411,740
  Repurchase agreements and
       Federal funds purchased              17,705,364                0                0               0      17,705,364
  Notes payable and Federal Home
        Loan bank advances                  10,550,000                0                0               0      10,550,000
                                          ------------     ------------     ------------    ------------    ------------
                                            98,988,885       20,588,121       37,413,062               0     156,990,068
Net asset (liability) repricing gap       $ (8,067,473)    $ (6,589,220)    $ 25,874,105    $  6,011,277    $ 17,228,689
                                          ============     ============     ============    ============    ============
Cumulative net asset (liability)
        Repricing gap                     $ (8,067,473)    $(14,656,693)    $ 11,217,412    $ 17,228,689
                                          ============     ============    =============   =============

Currently the Bank has a negative twelve month repricing gap which indicates that the Bank is liability sensitive. This position implies that increases or decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. Theoretically, a parallel shift in rates means that if the Bank's internal prime rate goes up or down by 25 basis points, every interest earning asset and interest bearing liability on the Bank's September 30, 2003 balance sheet will adjust simultaneously by the same 25 basis points. The above table illustrates what the Bank is contractually able to change in certain timeframes. Management believes that certain deposit rates are reaching the bottom limit of what can be paid in today's marketplace and future downward changes to national federal funds rates may not be readily realized by reduced deposit rates.

The provision for loan losses for the third quarter and the first nine months of 2003 were $94,000 and $456,000 compared to figures of $154,000 and $442,000 for the same periods in 2002. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the third quarter totaled $246,000 and represented an increase of 5% over last year's third quarter. Through September 30, 2003, non-interest income was $828,000 compared to a figure of $636,000 for the first nine months of 2002. Service charge income was $53,000 higher for the first nine months of 2003. About $30,000 of the year over year increase was related to non-sufficient funds charges which is typically a symptom of a weak economic environment. Increases experienced in this type of fee income are not guaranteed and should not be counted on for significant contributions to future earnings. The other portion of the increase is from service charges on deposits. Management believes that increases to fee income of this type will continue to increase as a result of growth in the number of deposit accounts.

On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $184,000 compared to $135,000 being recorded through September 30 of 2002, an increase of 37%. It is difficult to predict future contributions of mortgage related fee income to non-interest income because of its dependence on interest rates, which are subject to market forces. At this time mortgage rates have risen and reduced mortgage loan applications. Fee income from this source is anticipated to be very modest in the remaining quarter of 2003.

During the first quarter of 2003 four securities were sold for a gain of $62,681. The securities sold totaled approximately $2.3 million. The Bank chose to sell the securities when a repurchase agreement customer with a balance of nearly $3 million opted to permanently transfer the entire balance to a money market account. Once the switch was made the securities were no longer needed for pledging purposes and the Bank liquidated the securities to fund expected loan growth.

Other non-interest income consists of a variety of categories that are volume based transactions (including wire transfer, debit card, and ACH fees). As the customer base of the Bank grows these fees are expected to increase. Fees of this type increased just over $27,000 when comparing the first nine months of 2003 to that of 2002.

Non-interest expenses for the first nine months of 2003 increased 13% over the same period in 2002. The figure for 2003 was $4.1 million compared to a total of $3.6 million for 2002. Of the $486,000 total increase, salaries and benefits comprised 62%. In addition to the rising cost of benefits and annual salary adjustments there were an average of 2.5 more full-time equivalent employees between the same nine month periods of 2002 and 2003. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint.

Total data processing expenses for the third quarter and first nine months of 2003 were $74,000 and $222,000 compared to $64,000 and $181,000 for the similar periods in 2002. Data processing expenses, which are transaction based, have increased as a result of the Bank's expanding customer base as well as the addition of an internet banking product. On September 30, 2003 the Bank had 514 personal and business internet customers which is 209 more than the number reported at September 30, 2002. The operational expense of internet and telephone banking transactions falls in the data processing category. In general, data

                      COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


processing expenses are a permanent component of a financial institution's overhead and would be expected to increase with the general growth of the Bank.

Professional services expenses were $225,000 for the first nine months of 2003 compared to $195,000 for the first nine months of 2002. Beginning in January of 2003, the Company separated its internal and external audit functions, as required by the Sarbanes-Oxley Act of 2002, thus retaining two public accounting firms. This change in processes is partially responsible for the increase. In general, these costs are also expected to increase as the Bank ages and becomes a more mature and complex financial institution.

The line item showing other non-interest expenses for the first nine months of 2003 has increased $110,000 compared to the same period in 2002. Repo and collection fees, one of the expenses in this category, was responsible for a large portion of the increase. As the loan portfolio seasons and the weak economy persists, it is logical that more money would be spent to address problem loans. As mentioned earlier, the Bank has taken measures to enhance its collection process, including the hiring of a full time collection officer. Repo and collection fees were $72,000 for the first nine months of 2003 compared $35,000 for the first nine months of 2002.

There were no federal taxes accrued in the first nine months of 2002 however there was a Federal tax benefit of $161,000 for the similar period in the current year. During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net Federal tax benefit of $327,184 being recognized. During the Company's first years of operation, losses were recorded but no tax benefit was reflected. Since becoming profitable the Company has used this deferred tax valuation allowance to offset the federal tax liability and expense that otherwise would have been recorded. The gross benefit received in the first quarter of 2003 was reduced by the second and third quarter's Federal tax expense of $166,000, or 34% of its earnings in those quarters.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2003 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.


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

None.

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

            3.2              Bylaws of Community Shores Bank Corporation (as amended and restated October 29, 2003)
                             that became effective on October 29, 2003.

           10.1              First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due
                             June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 27, 2003.

           10.2              First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Donald E. Hegedus dated August 27, 2003.

           10.3              First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Michael D. Gluhanich dated August 27, 2003.

           10.4              First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Robert L. Chandonnet dated August 27, 2003.


           10.5              First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Community Shores LLC dated August 27, 2003.

           31.1              Rule 15d-14(a) Certification of the principal executive officer.

           31.2              Rule 15d-14(a) Certification of the principal financial officer.

           32.1              Section 1350 Certification of Chief Executive Officer.

           32.2              Section 1350 Certification of Chief Financial Officer.



(b)  Reports on Form 8-K.

         During the third quarter of 2003, the Company filed the following reports on Form 8-K:

         (i) Form 8-K dated October 2, 2003, reporting a change in the organizational structure of the Company's bank subsidiary.

         (ii) Form 8-K dated October 23, 2003 reporting the Company's earnings and other financial results for its third quarter of 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.


                             COMMUNITY SHORES BANK CORPORATION



                             By:  /s/ Jose' A. Infante
                                  --------------------------------------------
                             Jose' A. Infante
                             Chairman of the Board and Chief
                               Executive Officer (principal executive officer)



                             By:  /s/ Tracey A. Welsh
                                  ---------------------------------------------
                             Tracey A. Welsh
                             Chief Financial Officer and Vice President
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

3.2                          Bylaws of Community Shores Bank Corporation (as amended and restated October 29, 2003)
                             that became effective on October 29, 2003.

10.1                         First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note due
                             June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 27, 2003.

10.2                         First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Donald E. Hegedus dated August 27, 2003.

10.3                         First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Michael D. Gluhanich dated August 27, 2003.

10.4                         First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Robert L. Chandonnet dated August 27, 2003.

10.5                         First Amendment to Community Shores Bank Corporation Floating Rate Subordinated Note
                             due June 30, 2008 and Subordinated Note Purchase Agreement between Community Shores
                             Bank Corporation and Community Shores LLC dated August 27, 2003.

31.1                         Rule 15d-14(a) Certification of the principal executive officer.

31.2                         Rule 15d-14(a) Certification of the principal financial officer.

32.1                         Section 1350 Certification of Chief Executive Officer.

32.2                         Section 1350 Certification of Chief Financial Officer.