Form 10KSB
period 2003-12-31
COMMUNITY SHORES BANK CORP
filed 2004-03-30
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-KSB

                  [X] Annual report under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2003     Commission File No. 333-63769

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was approximately $11,085,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $14,279,000 as of February 27, 2004; based on the average of the closing bid and asked prices ($13.10) on that date.

         As of February 27, 2004, 1,430,000 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II         Portions of 2003 Annual Report to the Shareholders of the
                       issuer.

Part III Portions of the Proxy Statement of the issuer for its May 13, 2004 Annual Meeting

Transitional Small Business Disclosure Format      YES [ ]     NO [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Community Shores Bank Corporation ("the Company"), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial and consumer purposes. The Bank formed Community Shores Mortgage Company (the "Mortgage Company") on March 1, 2002. The Mortgage Company, a wholly owned subsidiary of the Bank, originates both commercial and residential real estate loans. Most fixed rate residential real estate loans originated are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company's portfolio are serviced by the Bank pursuant to a servicing agreement. On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services ("CS Financial Services"). In addition to a 1.86% ownership of the Michigan Bankers Insurance Center, LLC, CS Financial Services receives referral fee income from a local insurance agency, Lead Financial. Lead Financial offers among other things employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lead Financial as a result of a referral made by CS Financial Services. As of year-end 2003, the Company had total consolidated assets of $184 million.

Significant events in 2003 included the Company achieving its third fully profitable year of operations and recognizing all of the remaining net operating loss carryforwards. The Company's earnings are now fully taxable. Earnings per share of the Company increased 15% to $.75 per share. The Company's net interest margin remained virtually unchanged even though the Federal Reserve lowered interest rates in the second quarter of the year by 25 basis points. Over the past year on the retail side, the Bank was able to increase its deposit market share in both of the counties it operates branches. In Muskegon County where the Bank's main office is located, the Bank has the fifth largest deposit market share.

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

PRODUCTS AND SERVICES

The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank may also use alternative funding sources as needed, including advances from the Federal Home Loan Bank. Additionally, the Bank offers mutual funds and annuities, which are non-insured, through an alliance with the Independent Community Financial Services Association.

Real Estate Loans. The Mortgage Company originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Mortgage Company's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell all fixed rate residential real estate loans on a servicing released basis in the secondary market, regardless of term or product. The Mortgage Company, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. During 2002 the Company and the Bank were involved in creating entities that are engaged in non-banking activities (see page 2, Description of Business-General for more details).

The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Company, on investments in stock or other securities of the Company, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Company from borrowing from the Bank unless the loans are secured in designated amounts.

With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain restrictions imposed by Federal and state law and regulations.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President, the Vice Chairman of the Bank and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $750,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $1,250,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2003, was approximately $2,250,000, subject to a higher legal lending limit of approximately $3,750,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The Vice Chairman of the Bank and the Chief Lending Officer each have been delegated authority, where they deem it appropriate, to approve loans up to $1,500,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

LENDING ACTIVITY

Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders, including the Vice Chairman, and the Chief Lending Officer. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. They accomplish this through a sampling of the loan portfolios for both commercial and retail loans. They also evaluate the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. The last loan review was performed in October 2002 and no problems were noted. The Bank is scheduled to undergo its next review in June of 2004.

The Bank has a comprehensive loan grading system for commercial loans. Administered as part of the loan review program, all commercial loans were graded on a nine grade rating system during 2003. Utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage, all commercial loans are graded at inception and at various intervals thereafter. All commercial loan relationships exceeding $500,000 are formally reviewed at least annually. Watch list credits are formally reviewed monthly.

INVESTMENTS

The principal investment of the Company is its investment in the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. The Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities. These non-banking activities may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use; and insurance agency activities. Other than the Company's investment in CS Financial Services, it has no present plans to make any such equity investment. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

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

EMPLOYEES

As of December 31, 2003, the Bank had 42 full-time and 16 part-time employees. No area of the Bank is represented by collective bargaining agents.

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2003, 2002 and 2001 only.

CONSOLIDATED RESULTS OF OPERATIONS:

                                                            2003                2002               2001
                                                       -------------       -------------      -------------
Interest Income                                        $   9,997,156       $  10,416,327      $  10,452,924
Interest Expense                                           4,100,827           4,987,306          6,032,670
                                                       -------------       -------------      -------------
Net Interest Income                                        5,896,329           5,429,021          4,420,254
Provision for loan losses                                    494,239             624,840            395,020
Non interest income                                        1,088,269             902,191            646,005
Non interest expense                                       5,469,453           4,883,352          4,242,871
                                                       -------------       -------------      -------------
Income before income tax expense                           1,020,906             823,020            428,368
Income tax benefit                                           (43,140)                  0                  0
                                                       -------------       -------------      -------------
Net income                                             $   1,064,046       $     823,020      $     428,368

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                           $ 184,104,142       $ 173,465,944      $ 148,191,276
Cash and cash equivalents                                  6,590,025           2,781,994          2,270,921
Securities                                                24,274,055          26,295,584         24,731,925
Loans held for sale                                                0             579,400                  0
Gross loans                                              149,950,085         141,453,620        118,115,580
Allowance for loan losses                                  1,927,756           1,898,983          1.535.543
Other assets                                               5,217,733           4,254,329          4,608,393

Deposits                                                 150,167,453         132,725,379        110,148,334
Federal funds purchased  and repurchase agreements        11,915,282          19,466,513         18,964,598
Notes payable and Federal Home Loan Bank Advances          8,550,000           9,600,000          9,400,000
Other                                                        835,706             608,179            544,256

Shareholders' equity                                      12,635,701          11,065,873          9,134,088

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                        0.58%               0.49%              0.31%
Return on average shareholders' equity                          8.74%               8.27%              4.87%
Average equity to average assets                                6.65%               5.92%              6.34%

Dividend payout ratio                                            N/A                 N/A                N/A

Non performing loans to total loans                             0.64%               0.59%              0.27%

Tier 1 leverage capital                                         6.90%               6.40%              6.25%
Tier 1 leverage risk-based capital                              7.78%               7.04%              6.77%
Total risk-based capital                                       10.54%              10.64%             10.66%

Per Share Data:                                 2003               2002               2001
                                             ----------         ----------         ----------
Net Income:
     Basic                                   $     0.75         $     0.65         $     0.37
     Diluted                                       0.75               0.65               0.37
Book value at end of period                        8.84               8.32               7.81
Dividends declared                                  N/A                N/A                N/A
Weighted average shares outstanding           1,410,274          1,267,301          1,170,000
Diluted average shares outstanding            1,411,282          1,267,301          1,170,000

NET INTEREST EARNINGS

A table displaying the Company's average balance of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each is incorporated by reference to Management's Discussion and Analysis at page 14 of the 2003 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report.

RATE VOLUME ANALYSIS

A table displaying the Company's change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate is incorporated by reference to Management's Discussion and Analysis at page 15 of the 2003 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.

                                                                 Balance at          Balance at
                                                             December 31, 2003   December 31, 2002
                                                             -----------------   -----------------
U.S. Treasuries                                                 $         0         $         0
U.S. Government and federal agency                               12,456,595          17,669,155
Municipals                                                          607,474             485,767
Mortgage-backed and collateralized mortgage obligations          10,960,940           8,140,662
                                                                -----------         -----------
                                                                $24,274,055         $26,295,584
                                                                ===========         ===========

The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

                                       One Yr or Less      1 - 5 Years       Over 5 Years          Total
                                       --------------      ------------      ------------      ------------
Treasury                                 $        0        $          0       $         0      $          0
Government Agency                         5,011,658           7,444,937                 0        12,456,595
Municipals                                  206,190             413,678           236,652           856,520
Mortgage Backed Securities                        0           3,738,427         7,222,513        10,960,940
                                         ----------        ------------       -----------      ------------
Total                                    $5,217,848        $ 11,597,042       $ 7,459,165      $ 24,274,055
                                         ==========        ============       ===========      ============
Weighted Average Yield                         3.44%               2.80%             4.13%             3.01%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

Issuer                        Book Value             Market Value
-----------------------------------------------------------------
FHLB                         $ 2,497,537             $ 2,486,859
FHLMC                         10,113,343              10,106,438
FNMA                           8,974,290               8,957,264

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.

                                                    December 31, 2003                 December 31, 2002
                                                 Balance             %              Balance            %
                                              --------------------------         -------------------------
Commercial                                    $ 65,465,085          43.7         $ 62,661,644         44.3
Real estate - commercial                        50,440,113          33.6           44,681,761         31.6
Real estate - mortgages                          6,213,613           4.1            5,819,289          4.1
Real estate - construction                       3,109,574           2.1            1,853,099          1.3
Consumer                                        24,721,700          16.5           26,437,827         18.7
                                              ------------         -----         ------------        -----
                                               149,950,085         100.0          141,453,620        100.0
                                                                   =====                             =====
Less allowance for loan losses                   1,927,756                          1,898,983
                                              ------------                       ------------
                                              $148,022,329                       $139,554,637
                                              ============                       ============

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                               Twelve Months   Twelve Months
                                                   Ended            Ended
                                                  12/31/03        12/31/02
                                               -------------   -------------
Beginning Balance                               $ 1,898,983     $ 1,535,543
Charge-offs
     Commercial                                    (177,922)              0
     Real Estate - Commercial                      (251,654)       (150,740)
     Real Estate - Residential                      (23,363)              0
     Real Estate - Construction                     (14,247)              0
     Consumer                                      (213,660)       (162,781)
                                                -----------     -----------
                                                   (680,846)       (313,521)
                                                -----------     -----------
Recoveries
     Commercial                                     107,749               0
     Real Estate - Commercial                        31,234           6,743
     Real Estate - Residential                       14,989               0
     Real Estate - Construction                           0               0
     Consumer                                        61,408          45,378
                                                -----------     -----------
                                                    215,380          52,121
                                                -----------     -----------
Net Charge-offs                                    (465,466)       (261,400)
                                                -----------     -----------
Provision charged against operating expense         494,239         624,840
                                                -----------     -----------
Ending Balance                                  $ 1,927,756     $ 1,898,983
                                                ===========     ===========

Allocation of the Allowance for Loan Losses:

                                                         2003                             2002
                                             -----------------------------    ------------------------------
                                                              Percent of                         Percent of
                                                             Loans in Each                     Loans in Each
                                                              Category to                       Category to
Balance at End of Period                       Amount         Total Loans       Amount          Total Loans
                                             -----------------------------    ------------------------------
Commercial                                   $  996,728           43.7        $  862,436            44.3
Real estate - commercial                        576,778           33.6           663,579            31.6
Real estate - mortgages                          30,708            4.1            43,645             4.1
Real estate - construction                       35,760            2.1            24,090             1.3
Consumer                                        287,782           16.5           305,233            18.7
Unallocated                                           0            0.0                 0             0.0
                                             -------------------------        --------------------------
Total                                        $1,927,756          100.0        $1,898,983           100.0
                                             =========================        ==========================

As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information in Management's Discussion and Analysis on pages 9 and 10 of the 2003 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2003.

                                           Within         Over Three          Over Six
                                           Three         Through Six           Through        Over Twelve
                                           Months           Months          Twelve Months          Months             Total
                                         -------------------------------------------------------------------------------------
Time Deposits > $100,000                 $5,953,750        $6,014,272         $6,471,093        $31,250,083        $49,689,198

The Company had no foreign banking offices or foreign depositors at December 31, 2003. The average balance of deposits by category as well as the average rate on each category is shown in Management's Discussion and Analysis on page 14 of the 2003 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report and are incorporated here by reference.

SHORT-TERM BORROWINGS

On December 31, 2003, the consolidated short-term borrowings of the Company consisted of repurchase agreements but on December 31, 2002, the consolidated short-term borrowings of the Company consisted of federal funds purchased and repurchase agreements. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at both year-ends are as follows:

                                                    Repurchase                  Federal Funds
                                                    Agreements                    Purchased
                                                   -------------                -------------
Outstanding at December 31, 2003                   $  11,915,282                 $          0
    Average interest rate at year end                       1.11%                        1.24%
    Average balance during year                       15,377,163                    2,112,055
    Average interest rate during year                       1.28%                        1.49%
    Maximum month end balance during year             20,166,404                    6,200,000

Outstanding at December 31, 2002                   $  18,516,513                 $    950,000
    Average interest rate at year end                       1.45%                        1.80%
    Average balance during year                       15,756,905                      767,397
    Average interest rate during year                       1.88%                        1.82%
    Maximum month end balance during year             18,988,514                    2,000,000

INTEREST RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2003 and discussion of interest rate sensitivity are incorporated here by reference to Management's Discussion and Analysis at pages 17 and 18 of the 2003 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

For more information on the Company's future lease commitments see Note 10 on page 30 of the 2003 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information listed under the caption "Stock Information" on page 41 of the 2003 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

         The following table summarizes information, as of December 31, 2003, relating to the Company's compensation plans under which equity securities are authorized for issuance.

                                                                                    Number of securities
                              Number of securities     Weighted average            remaining available for
                               to be issued upon       exercise price of        future issuance under equity
                                  exercise of             outstanding                 compensation plans
                              outstanding options,     options, warrants            (excluding securities
Plan Category                 warrants and rights         and rights               reflected in column (a))
-------------                 --------------------     -----------------        ----------------------------
                                (a)                     (b)                            (c)
Equity compensation plans           148,200                  $10.04                           0
approved by security
holders (1)

Equity compensation plans              0                        0                             0
not approved by security
holders

Total                               148,200                  $10.04                           0

------------------------
(1) The plans referred to are the Company's 1998 Employee Stock Option Plan and the Director Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 6 of the 2003 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7. FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLC, dated February 19, 2004, in the 2003 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information presented under the caption "Information about Directors, Nominees and Executive Officers" in the Notice of Annual Meeting and Proxy Statement for the Company's 2004 Annual Meeting of Shareholders furnished to the Securities and Exchange Commission as Exhibit 20 to this Report (the "Proxy Statement") is incorporated here by reference.

The Company does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of John C. Carlyle, Michael D. Gluhanich and Joy R. Nelson. The Board of Directors has determined that it does not have an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

The Company has adopted a Code of Ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Report.

ITEM 10. EXECUTIVE COMPENSATION

The information presented under the captions "Director Compensation," "Summary Compensation Table," "Options Granted in 2003," and "Aggregated Stock Option Exercises in 2003 and Year End Option Values," in the Proxy Statement is incorporated here by reference.

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

   10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's
                  Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

   10.3           Agreement between Fiserv Solutions, Inc. and Community Shores
                  Bank is incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form SB-2 (SEC File No.
                  333-63769) which became effective on December 17, 1998.

   10.4           Subordinated Note Purchase Agreement between Robert L.
                  Chandonnet and Community Shores Bank Corporation dated June
                  27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.5 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.6           Subordinated Note Purchase Agreement between Michael D.
                  Gluhanich and Community Shores Bank Corporation dated June 27,
                  2000 is incorporated by reference to exhibit 10 b (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.7 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.8 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's
                  June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.9           Floating Rate Subordinated Note issued to Donald E. Hegedus by
                  Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.10 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's
                  June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.11 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores
                  Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's June 30, 2000
                  Form 10-QSB (SEC File no. 333-63769).

   10.12          Subordinated Note Purchase Agreement between Robert L.
                  Chandonnet and Community Shores Bank Corporation dated
                  September 27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's September 30, 2000 Form 10-QSB (SEC
                  File no. 333-63769).

   10.13 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.14          Subordinated Note Purchase Agreement between Michael D.
                  Gluhanich and Community Shores Bank Corporation dated
                  September 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's September 30, 2000 Form 10-QSB (SEC
                  File no. 333-63769).

   10.15 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.16 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.17          Floating Rate Subordinated Note issued to Donald E. Hegedus by
                  Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.18 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's
                  September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.19 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores Bank
                  Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.20          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated September 27,
                  2000 is incorporated by reference to exhibit 10 e (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.21 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.22          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.23 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.24          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.25 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.26          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.27 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's
                  June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.28          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.29 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.30          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

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

   10.32          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.33          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.34          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.35          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated October 9,
                  2001.

   10.36 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

   10.37          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated December 31,
                  2001.

   10.38 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

   10.39          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated February 25,
                  2002

                  is incorporated by reference to exhibit 10.1 of the Company's
                  March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.40 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.2 of the Company's
                  March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.41          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.1 of the Company's
                  June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.42 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.2 of the Company's
                  June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.43          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2007 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 28, 2002 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2002
                  Form 10-QSB (SEC file no. 333-63769).

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

   10.48          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and John L. Hilt, acting through his IRA, dated August 27,
                  2003 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.49          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 27, 2003 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2003
                  Form 10-QSB (SEC file no.333-63769).

   10.50          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 27, 2003 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.51          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated August 27, 2003 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.52          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 27, 2003 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.53          Director Stock Option Plan

    13 2003 Annual Report to Shareholders of the Company. Except for the portions of the 2003 Annual Report that are expressly incorporated by reference in this Annual Report on Form
                  10-KSB, the 2003 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

    14            Code of Ethics.

    20            The Notice of Annual Meeting and Proxy Statement of the
                  Company for its May 13, 2004 Annual Meeting of the
                  Shareholders. Except for the portions of the Notice of Annual
                  Meeting and Proxy Statement that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting and Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

    21            Subsidiaries of the Issuer.

    23            Consent of Independent Auditors.

    31            Rule 15d-14(a) Certifications.

   32.1           Section 1350 Chief Executive Officer Certification.

   32.2           Section 1350 Chief Financial Officer Certification.

(b) REPORTS ON FORM 8-K

During the fourth quarter of 2003, the Company filed the following report on Form 8-K:

         Form 8-K dated October 2, 2003 reporting a change in the organizational structure of its bank subsidiary.

         Form 8-K dated October 24, 2003 reporting the Company's earnings and other financial results for its third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the caption "Fees to Independent Auditors for 2003 and 2002" in the Proxy Statement is incorporated here by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.

                                      COMMUNITY SHORES BANK CORPORATION

                                       /s/ Jose' A. Infante
                                      ---------------------------------
                                      Jose' A. Infante
                                      Chairman of the Board, President
                                      and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 26, 2004.

/s/ David C. Bliss                    /s/ Michael D. Gluhanich
---------------------------------     -----------------------------------------
David C. Bliss, Director              Michael D. Gluhanich, Director

                                      /s/ John L. Hilt
---------------------------------     -----------------------------------------
Gary F. Bogner, Director              John L. Hilt, Director

                                      /s/ Jose' A. Infante
---------------------------------     -----------------------------------------
John C. Carlyle, Director             Jose' A. Infante, Chairman of the Board,
                                      President and Chief Executive Officer and
                                      Director (principal executive officer)
/s/ Robert L. Chandonnet              /s/ Joy R. Nelson
----------------------------------    -----------------------------------------
Robert L. Chandonnet, Director        Joy R. Nelson, Director

/s/ Dennis L. Cherette                /s/ Tracey A. Welsh
---------------------------------     -----------------------------------------
Dennis L. Cherette, Director          Tracey A. Welsh, Senior Vice President,
                                      Treasurer and Chief Financial Officer
                                      (principal financial and accounting
                                      officer)

/s/ Bruce J. Essex
---------------------------------
Bruce J. Essex , Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(c) The Company's Notice of Annual Meeting and Proxy Statement, exhibit 20 of this document, and its 2003 Annual Report, exhibit 13 of this document, are expected to be mailed to the Company's security holders on or about April 8, 2004. Also on that date the required number of copies will be mailed to the Commission.

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

   10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's
                  Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. (Management contract or compensatory plan)

   10.3           Agreement between Fiserv Solutions, Inc. and Community Shores
                  Bank is incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form SB-2 (SEC File No.
                  333-63769) which became effective on December 17, 1998.

   10.4           Subordinated Note Purchase Agreement between Robert L.
                  Chandonnet and Community Shores Bank Corporation dated June
                  27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.5 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.6           Subordinated Note Purchase Agreement between Michael D.
                  Gluhanich and Community Shores Bank Corporation dated June 27,
                  2000 is incorporated by reference to exhibit 10 b (i) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.7 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.8 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's
                  June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.9           Floating Rate Subordinated Note issued to Donald E. Hegedus by
                  Community Shores Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.10 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated June 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's
                  June 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.11 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores
                  Bank Corporation dated June 28, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's June 30, 2000
                  Form 10-QSB (SEC File no. 333-63769).

   10.12          Subordinated Note Purchase Agreement between Robert L.
                  Chandonnet and Community Shores Bank Corporation dated
                  September 27, 2000 is incorporated by reference to exhibit 10 a (i) of the Company's September 30, 2000 Form 10-QSB (SEC
                  File no. 333-63769).

   10.13 Floating Rate Subordinated Note issued to Robert L. Chandonnet by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 a (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.14          Subordinated Note Purchase Agreement between Michael D.
                  Gluhanich and Community Shores Bank Corporation dated
                  September 27, 2000 is incorporated by reference to exhibit 10 b (i) of the Company's September 30, 2000 Form 10-QSB (SEC
                  File no. 333-63769).

   10.15 Floating Rate Subordinated Note issued to Michael D. Gluhanich by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 b (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.16 Subordinated Note Purchase Agreement between Donald E. Hegedus and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.17          Floating Rate Subordinated Note issued to Donald E. Hegedus by
                  Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 c (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.18 Subordinated Note Purchase Agreement between John L. Hilt, acting through his individual retirement account, and Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (i) of the Company's
                  September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.19 Floating Rate Subordinated Note issued to John L. Hilt, acting through his individual retirement account, by Community Shores
                  Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 d (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no. 333-63769).

   10.20          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated September 27,
                  2000 is incorporated by reference to exhibit 10 e (i) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.21 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated September 27, 2000 is incorporated by reference to exhibit 10 e (ii) of the Company's September 30, 2000 Form 10-QSB (SEC File no.
                  333-63769).

   10.22          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.23 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 28, 2001 is incorporated by reference to exhibit 10.2 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.24          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.3 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.25 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 29, 2001 is incorporated by reference to exhibit 10.4 of the Company's
                  March 31, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.26          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.27 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 13, 2001 is incorporated by reference to exhibit 10.2 of the Company's
                  June 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.28          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.1 of the Company's
                  September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.29 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated July 12, 2001 is incorporated by reference to exhibit 10.2 of the Company's
                  September 30, 2001 Form 10-QSB (SEC File no. 333-63769).

   10.30          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated September 26, 2001 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

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

   10.32          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated September 26, 2001 is incorporated by reference to exhibit 10.5 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.33          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated September 26, 2001 is incorporated by reference to exhibit 10.6 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.34          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2006 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated September 26, 2001 is incorporated by reference to exhibit 10.7 of the Company's
                  September 30, 2001 Form 10-QSB (SEC file no. 333-63769).

   10.35          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated October 9,
                  2001.

   10.36 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated October 9, 2001.

   10.37          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated December 31,
                  2001.

   10.38 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated December 31, 2001.

   10.39          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated February 25,
                  2002 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.40 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated February 25, 2002 is incorporated by reference to exhibit 10.2 of the Company's
                  March 31, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.41          Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.1 of the Company's
                  June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.42 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated April 19, 2002 is incorporated by reference to exhibit 10.2 of the Company's
                  June 30, 2002 Form 10-QSB (SEC File no. 333-63769).

   10.43          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2007 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 28, 2002 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2002
                  Form 10-QSB (SEC file no. 333-63769).

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

   10.48          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and John L. Hilt,

                  acting through his IRA, dated August 27, 2003 is incorporated by reference to exhibit 10.1 of the Company's
                  September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.49          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Donald E. Hegedus dated August 27, 2003 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2003
                  Form 10-QSB (SEC file no.333-63769).

   10.50          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Michael D. Gluhanich dated August 27, 2003 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.51          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated August 27, 2003 is incorporated by reference to exhibit 10.4 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.52          First Amendment to Community Shores Bank Corporation Floating
                  Rate Subordinated Note due June 30, 2008 and Subordinated Note
                  Purchase Agreement between Community Shores Bank Corporation and Community Shores LLC dated August 27, 2003 is incorporated by reference to exhibit 10.5 of the Company's September 30, 2003 Form 10-QSB (SEC file no.333-63769).

   10.53          Director Stock Option Plan

    13 2003 Annual Report to Shareholders of the Company. Except for the portions of the 2003 Annual Report that are expressly incorporated by reference in this Annual Report on Form
                  10-KSB, the 2003 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

    14            Code of Ethics.

    20            The Notice of Annual Meeting and Proxy Statement of the
                  Company for its May 13, 2004 Annual Meeting of the
                  Shareholders. Except for the portions of the Notice of Annual
                  Meeting and Proxy Statement that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Notice of Annual Meeting and Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

    21            Subsidiaries of the Issuer.

    23            Consent of Independent Auditors.

    31            Rule 15d-14(a) Certifications.

   32.1           Section 1350 Chief Executive Officer Certification.

   32.2           Section 1350 Chief Financial Officer Certification.