Form 10QSB
period 2004-03-31
COMMUNITY SHORES BANK CORP
filed 2004-05-14
CIK 1070523

                             U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC 20549

                                           FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

                                 Yes [X] N [ ]

At April 30, 2004, 1,430,000 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                     Community Shores Bank Corporation Index

                                                                                             Page No.
                                                                                             --------
PART I.  Financial Information
         Item 1.  Financial Statements....................................................        1
         Item 2.  Management's Discussion and Analysis....................................       13
         Item 3.  Controls and Procedures.................................................       22
PART II. Other Information
         Item 1.  Legal Proceedings.......................................................       21
         Item 2.  Changes in Securities and Small Business Issuer Purchases
              of Equity Securities........................................................       21
         Item 3.  Defaults upon Senior Securities.........................................       21
         Item 4.  Submission of Matters to a Vote of Security Holders.....................       21
         Item 5.  Other Information.......................................................       21
         Item 6.  Exhibits and Reports on Form 8-K........................................       21
         Signatures.......................................................................       23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,             December 31,
                                                                                            2004                  2003
                                                                                        ------------         ---------------
ASSETS
Cash and due from financial institutions                                                $ 17,644,697         $     4,751,416
Interest-bearing deposits in other financial institutions                                    736,440                 138,609
Federal funds sold                                                                         4,500,000               1,700,000
                                                                                        ------------         ---------------
     Cash and cash equivalents                                                            22,881,137               6,590,025

Securities
     Available for sale (at fair value)                                                   18,103,652              24,025,008
     Held to maturity (fair value of $231,075 at March 31, 2004 and
       $250,998 at December 31, 2003)                                                        228,797                 249,047
                                                                                        ------------         ---------------
       Total securities                                                                   18,332,449              24,274,055

Loans held for sale                                                                          226,000                       0

Loans                                                                                    156,696,392             149,950,085
Less: Allowance for loan losses                                                            1,917,273               1,927,756
                                                                                        ------------         ---------------
     Net loans                                                                           154,779,119             148,022,329

Federal Home Loan Bank stock                                                                 425,000                 425,000
Premises and equipment, net                                                                2,592,743               2,653,906
Accrued interest receivable                                                                  615,095                 620,138
Other assets                                                                               1,387,462               1,518,689
                                                                                        ------------         ---------------
           Total assets                                                                 $201,239,005         $   184,104,142
                                                                                        ============         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                               $ 12,867,142         $    13,122,112
     Interest bearing                                                                    156,720,465             137,045,341
                                                                                        ------------         ---------------
           Total deposits                                                                169,587,607             150,167,453

Federal funds purchased and repurchase agreements                                          9,209,120              11,915,282
Federal Home Loan Bank advances                                                            6,000,000               6,000,000
Notes payable                                                                              2,750,000               2,550,000
Accrued expenses and other liabilities                                                       790,286                 835,705
                                                                                        ------------         ---------------
           Total liabilities                                                             188,337,013             171,468,440

Shareholders' equity
     Preferred stock, no par value 1,000,000
        Shares authorized, none issued                                                             0                       0
     Common stock, no par value; 9,000,000 shares authorized;
       1,430,000 shares issued                                                            12,922,314              12,922,314
     Accumulated deficit                                                                    (134,815)               (303,864)
     Accumulated other comprehensive income                                                  114,493                  17,252
                                                                                        ------------         ---------------

     Total shareholders' equity                                                           12,901,992              12,635,702
                                                                                        ------------         ---------------
     Total liabilities and shareholders                                                 $201,239,005         $   184,104,142
                                                                                        ============         ===============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months       Three Months
                                                            Ended               Ended
                                                          March 31, 2004    March 31, 2003
                                                         ---------------    --------------
Interest and dividend income
   Loans, including fees                                 $     2,283,823    $    2,295,499
   Securities and FHLB dividends                                 173,717           247,753
   Federal funds sold and other income                            13,787            11,869
                                                         ---------------    --------------
     Total interest income                                     2,471,327         2,555,121
Interest expense
   Deposits                                                      816,993           887,867
   Repurchase agreements, federal funds purchased,
    and other debt                                                28,170            77,920
   Federal Home Loan Bank advances and notes payable             120,535           135,670
                                                         ---------------    --------------
     Total interest expense                                      965,698         1,101,457
                                                         ---------------    --------------
NET INTEREST INCOME                                            1,505,629         1,453,664
Provision for loan losses                                         56,877           188,990
                                                         ---------------    --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,448,752         1,264,674

Noninterest income
   Service charges on deposit accounts                           159,929           129,173
   Mortgage loan referral fees                                    20,130             5,185
   Gain on sale of loans                                           5,285            49,314
   (Loss) gain on disposition of securities                      (17,523)           62,681
   Other                                                          50,898            53,005
                                                         ---------------    --------------
     Total noninterest income                                    218,719           299,358

Noninterest expense
   Salaries and employee benefits                                781,540           768,791
   Occupancy                                                      80,091            75,820
   Furniture and equipment                                        91,908           115,277
   Advertising                                                    26,493            22,355
   Data processing                                                76,379            72,094
   Professional services                                         120,944            66,954
   Other                                                         238,896           260,464
                                                         ---------------    --------------
     Total noninterest expense                                 1,416,251         1,381,755
                                                         ---------------    --------------
INCOME BEFORE FEDERAL INCOME TAXES                               251,220           182,277
Federal income tax expense/(benefit)                              82,171          (327,184)
                                                         ---------------    --------------
NET INCOME                                               $       169,049    $      509,461
                                                         ===============    ==============
Weighted average shares outstanding                            1,430,000         1,350,000
                                                         ===============    ==============
Diluted average shares outstanding                             1,462,778         1,350,000
                                                         ===============    ==============
Basic earnings per share                                 $          0.12    $         0.38
                                                         ===============    ==============
Diluted earnings per share                               $          0.12    $         0.38
                                                         ===============    ==============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                Accumulated
                                                                                                    Other             Total
                                                           Common            Accumulated        Comprehensive     Shareholders'
                                        Shares              Stock              Deficit          Income (Loss)        Equity
                                       ---------        ------------        ------------       --------------     -------------
BALANCE AT JANUARY 1, 2003             1,330,000        $ 12,123,585        $ (1,367,911)      $      310,199     $  11,065,873

Proceeds from the sale of stock,
  net of offering costs                  100,000             800,000                                                    800,000

  Net income                                                                     509,461                                509,461
  Unrealized loss on securities
     available-for-sale, net                                                                         (119,536)         (119,536)
                                                                                                                  -------------
       Total comprehensive income                                                                                       389,925
                                       ---------        ------------        ------------       --------------     -------------

BALANCE AT MARCH 31, 2003              1,430,000        $ 12,923,585        $   (858,450)      $      190,663     $  12,255,798
                                       =========        ============        ============       ==============     =============
BALANCE AT JANUARY 1, 2004             1,430,000        $ 12,922,314        $   (303,864)      $       17,252     $  12,635,702

Comprehensive income:
  Net income                                                                     169,049                                169,049
  Unrealized gain on securities
     available-for-sale, net                                                                           97,241            97,241
                                                                                                                  -------------
       Total comprehensive income                                                                                       266,290
                                       ---------        ------------        ------------       --------------     -------------

BALANCE AT MARCH 31, 2004              1,430,000        $ 12,922,314        $   (134,815)      $      114,493     $  12,901,992
                                       =========        ============        ============       ==============     =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                       Three Months           Three Months
                                                                          Ended                  Ended
                                                                       March 31, 2004        March 31, 2003
                                                                       --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                        $      169,049        $      509,461
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                             56,877               188,990
         Depreciation and amortization                                         81,023                99,067
         Net amortization (accretion) of securities                            24,196                (8,750)
         Net realized (gain) loss on disposition of securities                 17,523               (62,681)
         Net realized gain on sale of loans                                    (5,285)              (49,314)
         Loan originations                                                   (634,500)           (3,936,400)
         Proceeds from loan sales                                             413,785             4,199,114
         Net change in:
              Accrued interest receivable and other assets                     86,177              (570,773)
              Accrued interest payable and other liabilities                  (45,420)              (38,163)
                                                                       --------------        --------------
                  Net cash from operating activities                          163,425               330,551

CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Sales                                                              3,483,765             2,271,377
         Maturities, prepayments and calls                                  4,582,862            15,297,612
         Purchases                                                         (2,039,405)          (17,762,184)
      Activity in held to maturity securities:
         Maturities and prepayments                                            20,000                     0
     Loan originations and payments, net                                   (6,813,667)           (5,775,228)
     Additions to premises and equipment                                      (19,860)              (22,814)
                                                                       --------------        --------------
              Net cash used in investing activities                          (786,305)           (5,991,237)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                                19,420,154            15,670,467
     Net change in federal funds purchased and
       repurchase agreements                                               (2,706,162)             (464,849)
     Draws (paydown) on note payable                                          200,000            (1,050,000)
     Net proceeds from stock offering                                               0               800,000
                                                                       --------------        --------------
         Net cash from financing activities                                16,913,992            14,955,618
                                                                       --------------        --------------
Net change in cash and cash equivalents                                    16,291,112             9,294,932
Beginning cash and cash equivalents                                         6,590,025             2,781,994
                                                                       --------------        --------------

ENDING CASH AND CASH EQUIVALENTS                                       $   22,881,137        $   12,076,926
                                                                       ==============        ==============
Supplemental cash flow information:
     Cash paid during the period for Interest                          $      837,013        $    1,180,647

     Cash paid for federal income tax                                  $            0        $       15,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The unaudited, consolidated financial statements as of and for the three months ended March 31, 2004 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2003. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

                                                                       Three Months           Three Months
                                                                          Ended                   Ended
                                                                      March 31, 2004         March 31, 2003
                                                                      --------------         --------------
Net income as reported                                                $      169,049         $      509,461
  Deduct: stock-based compensation expense determined
          under fair value based method                                        5,726                  6,659
                                                                      --------------         --------------
Pro forma net income                                                         163,323                502,802

Basic earnings per share as reported                                  $         0.12         $         0.38
Diluted earnings per share as reported                                $         0.12         $         0.38
Pro forma basic earnings per share                                    $         0.11         $         0.37
Pro forma diluted earnings per share                                  $         0.11         $         0.37

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    STOCK COMPENSATION-continued

Assumptions:                                         2003            2002
                                                    ------          -------
     Risk-free interest rate                          3.61%           3.90%
     Expected option life                           8 years         7 years
     Expected stock price volatility                    36%              40%
     Dividend yield                                      0%               0%
     Computed fair value                             $4.88            $3.58

      No options have been granted in 2004.

3.    SECURITIES

      The following tables represent the securities held in the Company's portfolio at March 31, 2004 and at December 31, 2003:

                                                                  Gross        Gross
                                                Amortized      Unrealized   Unrealized        Fair
March 31, 2004                                    Cost            Gains       Losses          Value              %
--------------                                  ---------      ----------   ----------     ------------         ----
Available for sale:
  US Government and federal agency                             $    9,369   $   (7,802)    $  7,041,590         38.4
  Municipal securities                                             23,406            0          616,812          3.4
  Mortgage-backed securities                                      151,907       (3,406)      10,445,250         57.0
                                                               ----------   ----------     ------------         ----
                                                                  184,682      (11,208)      18,103,652         98.8
Held to maturity:
  Municipal securities                          $ 228,797           2,278            0          231,075          1.2

                                                                  Gross        Gross
                                                Amortized      Unrealized   Unrealized        Fair
December 31, 2003                                 Cost            Gains       Losses          Value              %
-----------------                               ---------      ----------   ----------     ------------         ----
Available for sale:
  US Government and federal agency                             $   11,454   $ ( 60,204)    $ 12,456,595         51.3
  Municipal securities                                             16,973       (3,598)         607,473          2.5
  Mortgage-backed securities                                      102,318      (40,803)      10,960,940         45.2
                                                               ----------   ----------     ------------         ----
                                                                  130,745     (104,605)      24,025,008         99.0
Held to maturity:
  Municipal securities                          $ 249,047           2,013          (62)         250,998          1.0

      Below is the schedule of maturities for investments held at March 31, 2004:

                                              Available for Sale                       Held to Maturity
                                                      Fair                      Amortized              Fair
                                                      Value                       Cost                 Value
                                              ------------------                ---------            --------
Due in one year or less                       $                0                $  58,714            $ 59,048
Due from one to five years                             6,375,739                  170,083             172,027
Due in more than five years                            1,282,664                        0                   0
Mortgage-backed                                       10,445,249                        0                   0
                                              ------------------                ---------            --------

                                              $       18,103,652                $ 228,797            $231,075
                                              ==================                =========            ========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    LOANS

      Loans increased $6,746,307 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 to March 31, 2004 were as follows:

                                                                                                       Percent
                                               March 31, 2004              December 31, 2003           Increase/
                                             Balance          %             Balance         %          (Decrease)
                                          -----------------------        ----------------------        -----------
Commercial                                $  71,019,049      45.3%       $  65,576,958     43.7%          8.3%
Real Estate:
  Commercial                                 50,912,508      32.5           50,440,113     33.6           0.9
  Residential                                 6,308,263       4.0            6,213,613      4.1           1.5
  Construction                                3,338,951       2.1            3,109,574      2.1           7.4
Consumer                                     25,233,744      16.1           24,721,700     16.5           2.1
                                          -------------     -----        -------------    -----
                                            156,812,515     100.0%         150,061,958    100.0
                                          -------------     -----        -------------    -----
Less: allowance for loan losses               1,917,273                      1,927,756
     Net deferred loan fees                     116,123                        111,873
                                          -------------                  -------------
                                          $ 154,779,119                  $ 148,022,329
                                          =============                  =============

4.    ALLOWANCE FOR LOAN LOSSES

      The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2004 and 2003:

                                                Three Months                     Three Months
                                                   Ended                             Ended
                                                  03/31/04                         03/31/03
                                              ---------------                    ------------
Beginning Balance                             $     1,927,756                    $  1,898,983

Charge-offs
      Commercial                                            0                         (15,172)
      Real Estate-Commercial                          (23,408)                       (180,333)
      Real Estate-Residential                               0                               0
      Real Estate-Construction                              0                               0
      Consumer                                        (62,484)                        (61,339)
Recoveries
      Commercial                                        2,167                          11,384
      Real Estate-Commercial                                0                          12,824
      Real Estate-Residential                               0                               0
      Real Estate-Construction                              0                               0
      Consumer                                         16,365                          26,554
Provision for loan losses                              56,877                         188,990
                                              ---------------                    ------------

Ending Balance                                $     1,917,273                    $  1,881,891
                                              ===============                    ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEPOSITS

      Deposit balances increased $19,420,154 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 through March 31, 2004 were as follows:

                                                                                                       Percent
                                              March 31, 2004                December 31, 2003          Increase/
                                             Balance         %               Balance       %          (Decrease)
                                          -----------------------          -------------------       -----------
Non-interest bearing
   Demand                                 $  12,867,142       7.6%         $ 13,122,112    8.7%             (1.9)%
Interest bearing
   Checking                                  24,862,427      14.7            24,888,664   16.6              (0.1)
   Money Market                              43,916,854      25.9            33,131,065   22.1              32.6
   Savings                                    8,340,948       4.9             7,877,790    5.2               5.9
   Time, under $100,000                      24,002,298      14.1            21,458,624   14.3              11.9
   Time, over $100,000                       55,597,938      32.8            49,689,198   33.1              11.9
                                          -----------------------          -------------------

Total Deposits                            $ 169,587,607     100.0%         $150,167,453  100.0%
                                          -----------------------          -------------------

6.    SHORT-TERM BORROWINGS

      The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. Only repurchase agreements were outstanding at December 31, 2003 and March 31, 2004. There were no federal funds purchased at either period end. Since year-end 2003, repurchase agreements decreased $2,706,162. The March 31, 2004 and December 31, 2003 information was as follows:

                                                     Repurchase          Federal Funds
                                                     Agreements           Purchased
                                                    -----------          -------------
Outstanding at March 31, 2004                       $ 9,209,120          $          0
    Average interest rate at period end                    1.10%                 0.00%
    Average balance during period                     9,575,429               593,407
    Average interest rate during period                    1.11%                 1.23%
    Maximum month end balance during period          10,254,899                     0

Outstanding at December 31, 2003                    $11,915,282          $          0
    Average interest rate at year end                      1.11%                 0.00%
    Average balance during year                      15,377,163             2,112,055
    Average interest rate during year                      1.28%                 1.49%
    Maximum month end balance during year            20,166,404             6,200,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    FEDERAL HOME LOAN BANK BORROWINGS

      The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At March 31, 2004, the Bank had assets with a market value of $8,968,797 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both March 31, 2004 and December 31, 2003 are:

                                                  Current
 Maturity Date                                  Interest Rate                     2004                     2003
 -------------                                  -------------                  ----------               ----------
March 24, 2010                                       5.99                      $1,500,000               $1,500,000
November 3, 2010                                     5.95                       2,000,000                2,000,000
December 13, 2010                                    5.10                       2,500,000                2,500,000
                                                                               ----------               ----------
                                                                               $6,000,000               $6,000,000

8.    NOTES PAYABLE

      Since June 28, 2000, the Company has borrowed money from four of its Directors and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. The balance of this debt at March 31, 2004 was $2,750,000. On March 30, 2004 the Company borrowed an additional $200,000 from the LLC. A summary of the outstanding note liabilities is given below:

                                           Aggregate
                                           Principal
Loan from:                                   Amount                   Current Rate                   Maturity
----------                                 -----------                ------------                -------------
Robert L. Chandonnet                        $  200,000                    5.50%                   June 30, 2009
Michael D. Gluhanich                        $  100,000                    5.50%                   June 30, 2009
Donald E. Hegedus                           $  500,000                    5.50%                   June 30, 2009
John L. Hilt                                $  750,000                    5.50%                   June 30, 2009
Community Shores LLC                        $1,200,000                    5.50%                   June 30, 2009
                                           -----------                ------------                -------------
Total                                       $2,750,000
                                           -----------                ------------                -------------

      The rate on the above notes is floating and is officially defined as 1.50% over the US Bank, N.A. Prime rate. US Bank's current prime rate is 4.00%. Interest is owed quarterly in arrears on the fifteenth of April, July, October and January until the principal of these Notes is paid or made available for payment. The notes may be prepaid without any prepayment penalty with at least one day's prior written notice. The principal and interest related to these Notes is expressly subordinated to any and all senior debt of

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    NOTES PAYABLE-continued

      the Company. The proceeds from these Notes were used by the Company to cover general operating expenses and to infuse capital into the Bank to maintain a level of capital which is considered well-capitalized according to the banking regulations.

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

      A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2004 and December 31, 2003 follows:

                                                         March 31,           December 31,
                                                           2004                  2003
                                                       ------------          ------------
Unused lines of credit and letters of credit           $ 30,102,917          $ 29,932,589
Commitments to make loans                                   351,369             1,225,715

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

                                          Capital to risk weighted
                                                   assets                    Tier 1 Capital
                                      Total                 Tier 1          to average assets
                                      -----                 ------          -----------------
Well capitalized                       10%                    6%                      5%
Adequately capitalized                  8                     4                       4
Undercapitalized                        6                     3                       3

      Actual capital levels and minimum required levels at March 31, 2004 for the Company and Bank were:

                                                                                          Minimum Required to
                                                                                          Be Well Capitalized
                                                           Minimum Required                  Under Prompt
                                                             For Capital                   Corrective Action
                                  Actual                  Adequacy Purposes                   Provisions
                          ----------------------       ----------------------        ------------------------
March 31, 2004               Amount        Ratio          Amount        Ratio           Amount          Ratio
--------------            ----------------------       ----------------------        ------------------------
Total Capital (Tier 1
and Tier 2) to
risk weighted assets
    Consolidated          $  17,454,772    10.45%      $  13,365,752     8.00%       $ 16,707,190       10.00%
    Bank                     17,354,506    10.39          13,364,594     8.00          16,705,743       10.00
Tier 1 (Core) Capital
weighted assets
    Consolidated             12,787,499     7.65           6,682,876     4.00          10,024,314        6.00
    Bank                     15,437,233     9.24           6,682,297     4.00          10,023,446        6.00
Tier 1 (Core) Capital
  average assets
    Consolidated             12,787,499     6.72           7,614,086     4.00           9,517,608        5.00
    Bank                     15,437,233     8.11           7,613,081     4.00           9,516,351        5.00

      The Company and the Bank were in the well-capitalized category at March 31, 2004. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. Capital contributions may be made to the Bank from an increase in the LLC note payable.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and the Bank's subsidiary, the Mortgage Company, and Community Shores Financial Services through March 31, 2004 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2004 to that at December 31, 2003. The part labeled Results of Operations discusses the three month period ended March 31, 2004 as compared to the same period of 2003. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $17.1 million to $201.2 million at March 31, 2004 from $184.1 million at December 31, 2003. This is a 9.3% increase in assets during the first three months of 2004. Asset growth was funded by deposit growth and was reflected by increases in the loan portfolio and federal funds sold as well as higher balances held at other financial institutions.

Cash and cash equivalents increased by $16.3 million to $22.9 million at March 31, 2004 from $6.6 million at December 31, 2003. This increase was the result of an additional $13.5 million being held at other financial institutions. On March 31, 2004, due to a temporary increase in deposits, management chose to leave an additional $14.0 million in its Federal Reserve

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

account overnight. The increased balances held in the Bank's other correspondent accounts are simply reflective of the seasonality of some of its larger customers as well as general growth of the Bank's customer base. Finally there was an increase of $2.8 million in federal funds sold. On March 31, 2004, $4.5 million in federal funds were sold compared to $1.7 million being sold on December 31, 2003. The increase is related to fluctuations in the liquidity of the Bank and its customers on those particular days.

Securities held decreased $5.9 million since December 31, 2003. During the first quarter Management decided to liquidate four securities with a par value of $3.5 million and an average rate of 1.77% to create liquidity for potential loan growth. The transaction resulted in a small loss of $18,000 being recorded. Management performed analysis on the transaction and determined that the alternative use of the money (to make loans) would recoup the loss in a relatively short period of time. The remaining decrease in the security portfolio is the net result of securities maturing, being called and normal principal repayments.

Loans held for sale totaled $226,000 at March 31, 2004 compared to none being held for sale at year-end 2003. The entire balance is made up of real estate mortgage loans. Since opening Community Shores Mortgage Company in March of 2002, mortgage loans are originated by the Mortgage Company and placed in a portfolio of loans held for sale. Usually within 30 days of origination, the loans are sold for a gain to various venders on a servicing released basis. At this time it is not the intention of management to retain fifteen and thirty-year fixed rate mortgage loans due to the risk involved from an asset liability management perspective.

Total loans climbed to $156.7 million at March 31, 2004 from $149.9 million at December 31, 2003. Of the $6.8 million increase experienced, 88% occurred in the commercial loan portfolio and 12% occurred in the consumer loan portfolio. The "wholesale" banking focus applied since opening in 1999 continued during the first three months of 2004. Presently, the commercial category of loans comprises 78% of the Bank's total loan portfolio. There are seven experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The level of growth achieved during the first quarter of 2004 is indicative of a strengthening in both the national and local economies. As the marketplace recovers management remains optimistic about future opportunities in the market.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2004 have been included below:

                                          Within           Three to          One to            After
                                           Three            Twelve            Five              Five
                                          Months            Months            Years            Years             Total
                                        -----------       -----------      -----------        ----------      -----------
Commercial, financial and other         $21,431,997       $26,527,097      $20,955,978        $1,987,854      $70,902,926
Real estate:
     Commercial                           5,862,757        11,031,216       33,789,247           229,288       50,912,508
     Residential                             35,585           127,881          790,368         5,354,429        6,308,263
     Construction                           260,049         3,078,902                0                 0        3,338,951
Consumer                                  2,194,980         3,634,573       16,742,210         2,661,981       25,233,744
                                        -----------       -----------      -----------        ----------      -----------
                                        $29,785,368       $44,399,669      $72,277,803       $10,233,552     $156,696,392
                                        -----------       -----------      -----------        ----------      -----------
Loans at fixed rates                     $5,620,699       $13,444,531      $51,362,831        $7,535,643      $77,963,704
Loans at variable rates                  24,164,669        30,955,138       20,914,972         2,697,909       78,732,688
                                        -----------       -----------      -----------        ----------      -----------
                                        $29,785,368       $44,399,669      $72,277,803       $10,233,552     $156,696,392
                                        -----------       -----------      -----------        ----------      -----------

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis. At March 31, 2004, the allowance totaled $1.9 million or approximately 1.22% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at March 31, 2004 was as follows:

                                                     March 31, 2004                      December 31, 2003
                                               ----------------------------         ----------------------------
                                                               Percent of                           Percent of
                                                               Allowance                            Allowance
                                                               Related to                           Related to
Balance at End of Period Applicable to:         Amount        Loan category           Amount       Loan category
                                               ----------------------------         ----------------------------
Commercial                                     $  993,019           51.8%           $  996,728         51.7%
Real estate:
     Commercial                                   556,749           29.0               576,778         29.9
     Residential                                   32,934            1.7                30,708          1.6
     Construction                                  38,398            2.0                35,760          1.9
Consumer                                          296,173           15.5               287,782         14.9
Unallocated                                             0            0.0                     0          0.0
                                               ----------------------------         ---------------------------

Total                                          $1,917,273          100.0%           $1,927,756        100.0%
                                               ============================         ===========================

The credit rating of a significant commercial loan customer was upgraded during the quarter. Based on the methodology of the Bank's allowance for loan loss calculation a lower allocation was necessary. As a result of this change, the ratio of allowance for loan losses to total loans declined to 1.22% from a level of 1.29% at December 31, 2003 in spite of the significant growth in the commercial loan portfolio as a whole. The Chief Lending Officer continues to apply a consistent and reasonable methodology to determine the adequacy of the allowance for loan losses. Management monitors the allocation on a monthly basis and makes necessary

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. As such, an additional $57,000 was added to the allowance during the first quarter of 2004.

At the end of March 2004, loans 30-59 days past due totaled $989,000 up from $776,000 at December 31, 2003. Approximately $316,000 of the increase in these past due balances was related to commercial loans which was partially offset by a decrease in retail past dues of $103,000.

There was a total of $130,000 past due 60-89 days and $116,000 past due more than 89 days at the end of 2003 compared to $252,000 past due 60-89 days and $48,000 past due more than 89 days after the first three months of 2004.

At March 31, 2004, the Bank had thirteen non-accrual loans with an aggregate total of $691,000. The Bank reported non-accrual loans at the end of December 2003 totaling $844,000.

There were net charge-offs of $67,000 recorded for the first three months of 2004 which compares favorably to net charge-offs of $206,000 for the similar period in 2003. As the economy shows signs of recovery, annualized, net charge-offs to average loans have decreased (0.17% for the first quarter of 2004) and remain stable at a level that is under 0.20% which is comparable to the levels of similarly sized commercial financial institutions.

Deposit balances were $169.6 million at March 31, 2004 up from $150.2 million at December 31, 2003. Interest bearing accounts increased $19.7 million (14%) in the first quarter of 2004. Money market and savings accounts reflected 57% or $11.2 million of the increase. The growth in the money market accounts is a result of several of the Bank's large public fund customers increasing their balances on deposit. Based on their cash flow projections a majority of the increased deposits will be withdrawn in the months of April and May.

Due to the short expected duration of the public fund deposits management funded first quarter 2004's loan growth by increasing its time deposit holdings. Time deposits increased $8.5 million in the first three months of 2004. Of this total, 76% or $6.5 million was an increase in brokered deposit holdings. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. The concentration of brokered deposits to total deposits was 31.3% at March 31, 2004 and 31.0% at December 31, 2003.

Repurchase agreements and federal funds purchased decreased $2.7 million since December 31, 2003. No federal funds were purchased at either period end. A portion of the decline in repurchase agreements is the effect of customers transferring their balances into the Bank's new Premium Sweep product, the rest is from existing customers decreasing their carrying balances from those held at year-end 2003.

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both March 31, 2004 and December 31, 2003. All three putable advances

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

owned by the Bank are eligible for conversion to a floating rate at the option of the FHLB. The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term however if the economy continues to strengthen, interest rates may go up and the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment penalty.

As of March 31, 2004, the Company had outstanding borrowings of $2,750,000 from some of its Directors and Community Shores LLC which the Company had used for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. All of this debt is subordinated to all senior debt of the Company. The notes evidencing the borrowings bear interest at a floating rate and are currently accruing interest at 5.50% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on July 15, 2004. During 2004's first quarter, the Company borrowed an additional $200,000 from Community Shores LLC. Half of the proceeds were contributed as capital to the Bank and the remaining sum will be used for the operating expenses of the Company. The $100,000 equity contribution enabled the Bank to maintain a well- capitalized regulatory capital ratio at March 31, 2004.

At the Company's April Meeting of the Board of Directors, a decision was made to pursue a line of credit with a correspondent bank. Having this type of facility should allow the Company to more flexibly and cost effectively maintain the capital levels of the Bank as the economy recovers and growth opportunities materialize. The line of credit would be considered senior debt and is anticipated to be $5 million. Any outstanding balance is expected to bear interest at a floating rate of 35 basis points below the prime lending rate, which is currently at 4.00%. The line is expected to have a one year maturity. The Company expects to pledge the capital stock of the Bank as collateral. Management expects that the line will be in place by June 2004.

RESULTS OF OPERATIONS

The net income for the first quarter of 2004 was $169,000 down from the $509,000 recorded for the same period in 2003. The decline in earnings of $340,000 represented a decrease of 67% between the two periods. A substantial factor in 2003's first quarter's earnings was the recognition of a tax benefit of $327,000 during the quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. 2004's consolidated earnings were fully taxable at a rate of 34%. The corresponding weighted average and diluted earnings per share were $0.12 for 2004's first quarter and $0.38 for the similar period in 2003. In addition to the effect of the tax benefit, per share results were impacted by a privately negotiated stock sale that increased average shares outstanding between the two periods.

On a pretax basis the Company's earnings improved $69,000 or 38% for the first quarter of 2004 compared to the first quarter of 2003. For the first three months of 2004, the annualized return on the Company's average total assets was 0.35%. The Company's annualized return on average equity was 5.26% for the first quarter of 2004. At March 31, 2004, the ratio of

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

average equity to average assets was 6.74%. The Company's retained deficit was $135,000 at March 31, 2004 compared to $304,000 at December 31, 2003.

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

                                                                     Three months ended March 31:
                                         ------------------------------------------------------------------------------------
                                                          2004                                        2003
                                         --------------------------------------      ----------------------------------------
                                            Average                    Average         Average                    Average
                                            Balance      Interest    Yield/Rate        Balance       Interest    Yield/Rate
                                         --------------------------------------      --------------------------------------
Assets
    Federal funds sold and interest-
      bearing deposits with banks        $   5,914,725   $   13,787      0.93%       $   4,005,149   $   11,869      1.19%
    Securities (including FHLB stock)       20,611,286      173,717      3.37           25,599,459      247,753      3.87
    Loans(1)                               155,275,289    2,283,823      5.88          145,029,979    2,295,499      6.33
                                         ------------------------------------        ------------------------------------
                                           181,801,300    2,471,327      5.44          174,634,587    2,555,121      5.85
    Other assets                             8,750,537                                   5,947,493
                                         -------------                               -------------
                                         $ 190,551,837                               $ 180,582,080
                                         =============                               =============
Liabilities and Shareholders' Equity
    Interest bearing deposits            $ 145,402,193   $  816,993      2.25        $ 127,501,585   $  887,867      2.79
    Federal funds purchased and
        repurchase agreements               10,168,836       28,170      1.11           21,526,039       77,920      1.45
    Notes Payable and Federal Home
        Loan Bank Advances                   8,554,396      120,535      5.64            9,507,778      135,670      5.71
                                         ------------------------------------        ------------------------------------
                                           164,125,425      965,698      2.35          158,535,402    1,101,457      2.78
                                                         ----------                                  ----------
    Non-interest bearing deposits           12,861,677                                   9,806,996
    Other liabilities                          707,500                                     718,192
    Shareholders' Equity                    12,857,235                                  11,521,490
                                         -------------                               -------------
                                         $ 190,551,837                               $ 180,582,080
                                         =============                               =============
Net interest income                                      $1,505,629                                  $1,453,664
                                                         ----------                                  ----------
Net interest spread on earning assets                                    3.09%                                       3.07%
                                                                     ========                                      ======
Net interest margin on earning assets                                    3.31%                                       3.33%
                                                                     ========                                      ======
Average interest-earning assets to Average
interest-bearing liabilities                                           110.77%                                     110.15%
                                                                     ========                                      ======

The net interest spread on average earning assets increased 2 basis points to 3.09% since March 31, 2003. The net interest margin declined by 2 basis points from 3.33% at March 31, 2003 to 3.31% at March 31, 2004. First quarter 2004's net interest income was $1.51 million compared to a figure of $1.45 million for the same three months in 2003, a modest increase of $52,000 or 3.6%.

The average rate earned on interest earning assets was 5.44% for the three months ended March 31, 2004 compared to 5.85% for the same period in 2003. The main contributing factor was a 45 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime rate.

--------------------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

There was a 25 basis point difference in the internal prime rate between the two periods shown above. All changes, no matter what direction, to the Bank's internal prime rate affect interest earned on variable rate loans and new loan volume. The prolonged, low rate environment has prompted many established fixed rate customers to request a rate reduction. Management gives careful consideration to each request and takes into account the total relationship (loans and deposits) at stake. All requests granted to retain the relationship adversely affect the overall yield on the loan portfolio. This outcome may sometimes be offset when the customers' associated deposits are at a rate lower than current market rates.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 12% for the first three months of 2004 compared to the first three months of 2003. This category totaled $966,000 through March 31, 2004, which was a $136,000 reduction over the total recorded for the same period in 2003. The favorable change in the yield on interest bearing liabilities was achieved as the Bank successfully secured a lower cost of funds in a declining rate environment. The average rate paid on interest-bearing products was 43 basis points less than what was paid a year earlier.

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

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at March 31, 2004 were:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                   Interest Rate Sensitivity Period
                                               Within         Three to           One to           After
                                               Three           Twelve             Five            Five
                                               Months          Months             Years           Years           Total
                                           -------------    -------------      -----------     -----------     ------------
Earning assets
  Interest-bearing deposits
       In other financial institutions     $     736,440    $           0      $         0     $         0     $    736,440
  Federal funds sold                           4,500,000                0                0               0        4,500,000
  Securities (including FHLB stock)            1,708,299        3,170,007        8,323,738       5,555,405       18,757,449
  Loan held for sale                                   0                0                0         226,000          226,000
  Loans                                       98,596,321       13,650,649       41,881,116       2,568,306      156,696,392
                                           -------------    -------------      -----------     -----------     ------------
                                             105,541,060       16,820,656       50,204,854       8,349,711      180,916,281
Interest-bearing liabilities
  Savings and checking                        77,120,229                0                0               0       77,120,229
  Time deposits <$100,000                      2,645,503       13,636,934        7,719,861               0       24,002,298
  Time deposits >$100,000                      6,444,279       10,636,172       38,517,487               0       55,597,938
  Repurchase agreements and
       Federal funds purchased                 9,209,120                0                0               0        9,209,120
  Notes payable and Federal Home
        Loan bank advances                     8,750,000                0                0               0        8,750,000
                                           -------------    -------------      -----------     -----------     ------------
                                             104,169,131       24,273,106       46,237,348               0      174,679,585
Net asset (liability) repricing gap        $   1,371,929    $  (7,452,450)     $ 3,967,506     $ 8,349,711     $  6,236,696
                                           -------------    -------------      -----------     -----------     ------------
Cumulative net asset (liability)
        Repricing gap                      $   1,371,929    $  (6,080,521)     $(2,113,015)    $ 6,236,696
                                           -------------    -------------      -----------     -----------

Currently the Bank has a negative twelve month repricing gap which indicates that the bank is liability sensitive. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Bank's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Bank's March 31, 2004 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that future reductions in the Bank's internal prime could be completely absorbed by reductions to the Bank's deposit rates. The above table illustrates what the Bank is contractually able to change in certain timeframes. Management believes that certain deposit rates are reaching the bottom limit of what can be paid in today's marketplace.

The provision for loan losses for the first three months of 2004 was $57,000 compared to a figure of $189,000 for the same period in 2003. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first quarter totaled $219,000 and represented a 27% decrease compared to last year's first quarter. In contrast, service charge income was $31,000 higher between 2004's first three months and the similar period in 2003. About $30,000, substantially all of the increase, was related to additional non-sufficient funds charges. Management made an operational change in the way the fees are systematically assessed

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

late in 2003. The entire first quarter of 2004 was subject to this new methodology. Management expects this type of fee income to increase as the number of deposit accounts grows.

Mortgage loan referral fees and gains on loans sold recorded for the first three months of 2003 were $54,000. For the similar period in 2004 the total was $25,000, a decrease of $29,000. As the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates in the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that the level recognized in 2004's first quarter is reasonable given the changes in the rate environment and the time of the year. In spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases. Management expects that for the middle two quarters of 2004, compared to the same quarters of 2003, mortgage fees will be lower, if rates continue to rise.

During the first quarter of 2003 four securities were sold for a gain of $63,000. Conversely in the first quarter of 2004, four securities were sold for a loss of $18,000. The $81,000 difference in these transactions is largely responsible for the overall net decrease in non-interest income between the first quarter of 2004 and the same period in 2003.

Non-interest expenses for the first three months of 2004 increased 2% over the same three month period in 2003. The figure for 2004 was $1.42 million compared to a total of $1.38 million for 2003. Most categories increased by a modest amount and occurred as a result of the general growth of the Bank. The most notable changes were in the professional services and furniture and equipment expenses.

Furniture and equipment expenses were $115,000 for the first quarter of 2003 but declined to $92,000 for the similar three month period in 2004. The decrease of $23,000 occurred when a significant portion of the Bank's fixed assets purchased in 1999 became fully depreciated as the Bank reached its five year anniversary. Although the Bank intends to replace equipment that becomes inoperable there are no plans to make any material furniture or equipment purchases in 2004. The decline in the depreciation expense associated with these categories should continue through 2004.

Professional services expenses were $121,000 for the first three months of 2004 compared to $67,000 for the first three months of 2003. Increased accounting and legal fees associated with Sarbanes-Oxley Act compliance are ongoing and expected. An additional source of the increase is legal fees relating to a review and strengthening of the Bylaws and Articles of Incorporation of both the Company and the Bank. Consulting fees, also included in this category, increased by $22,000 between the first three month period in 2004 and that of 2003. Late in 2003, management, with the approval of the Audit Committee, contracted with a firm to provide market research and analysis assistance to management that will be an important element of the Bank's long term strategic plan.

During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net Federal tax benefit of $327,000 being recognized. Since that time the Company has recorded federal tax expense

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

on its earnings. The first quarter of 2004 shows a federal tax expense of $82,000, an effective tax rate of 33%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2004 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  December 17, 1998.
   3.2            Bylaws of the Company are incorporated by reference to exhibit
                  3.2 of the Company's December 31, 2003 10-KSB.
   10.1           Subordinated Note Purchase Agreement between Community Shores
                  LLC and Community Shores Bank Corporation dated March 30,
                  2004.
   10.2           Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated March 30, 2004.
    31            Rule 15d-14(a) Certifications.
   32.1           Section 1350 Chief Executive Officer Certification.
   32.2           Section 1350 Chief Executive Officer Certification.

(b) Reports on Form 8-K.

         During the first quarter of 2004, the Company filed the following reports on Form 8-K:

         (i) Form 8-K dated January 20, 2004, reporting the Company's earnings and other financial results for its fourth quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

                             COMMUNITY SHORES BANK CORPORATION

                             By: /s/ Jose' A. Infante
                                 -----------------------------------------------
                             Jose' A. Infante
                             Chairman of the Board, President and Chief
                             Executive Officer (principal executive officer)

                             By: /s/ Tracey A. Welsh
                                 ----------------------------------------------
                             Tracey A. Welsh
                             Senior Vice President, Chief Financial Officer
                             and Treasurer (principal financial and
                             accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT DESCRIPTION
-----------          -------------------
    3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's
                     Registration Statement on Form SB-2 (Commission File No. 333-63769) that became effective on December 17, 1998.
    3.2              Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's
                     December 31, 2003 10-KSB.
   10.1              Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores
                     Bank Corporation dated March 30, 2004.
   10.2              Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank
                     Corporation dated March 30, 2004.
    31               Rule 15d-14(a) Certifications.
   32.1              Section 1350 Chief Executive Officer Certification.
   32.2              Section 1350 Chief Executive Officer Certification.