Form 10QSB
period 2004-06-30
COMMUNITY SHORES BANK CORP
filed 2004-08-13
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                                   Yes X   No___

At July 31, 2004, 1,430,000 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                                  Yes_____ No X

                     Community Shores Bank Corporation Index

                                                                                                    Page No.
                                                                                                    --------
PART I.  Financial Information

         Item 1.  Financial Statements ........................................................         1

         Item 2. Management's Discussion and Analysis .........................................        12

         Item 3. Controls and Procedures.......................................................        22

PART II. Other Information

         Item 1. Legal Proceedings.............................................................        22

         Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities        22

         Item 3. Defaults upon Senior Securities...............................................        22

         Item 4. Submission of Matters to a Vote of Security Holders...........................        22

         Item 5. Other Information.............................................................        23

         Item 6. Exhibits and Reports on Form 8-K..............................................        23

         Signatures.............................................................................       25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       December 31,
                                                                          2004            2003
                                                                     -------------    -------------
                                                                     (unaudited)
ASSETS
Cash and due from financial institutions                             $   3,785,525    $   4,751,416
Interest-bearing deposits in other financial institutions                  404,420          138,609
Federal funds sold                                                               0        1,700,000
                                                                     -------------    -------------
     Cash and cash equivalents                                           4,189,945        6,590,025

Securities
     Available for sale (at fair value)                                 15,872,080       24,025,008
     Held to maturity (fair value of $465,562 at June 30, 2004 and
       $250,998 at December 31, 2004)                                      464,548          249,047
                                                                     -------------    -------------
       Total securities                                                 16,336,628       24,274,055

Loans held for sale                                                         89,000

Loans                                                                  160,773,838      149,950,085
Less: Allowance for loan losses                                          2,067,443        1,927,756
                                                                     -------------    -------------
     Net loans                                                         158,706,395      148,022,329

Federal Home Loan Bank stock                                               425,000          425,000
Premises and equipment, net                                              2,578,284        2,653,906
Accrued interest receivable                                                619,047          620,138
Other assets                                                             1,492,989        1,518,689
                                                                     -------------    -------------
           Total assets                                              $ 184,437,288    $ 184,104,142
                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                            $  13,208,299    $  13,122,112
     Interest bearing                                                  139,256,845      137,045,341
                                                                     -------------    -------------
           Total deposits                                              152,465,144      150,167,453

Federal funds purchased and repurchase agreements                        9,540,566       11,915,282
Federal Home Loan Bank advances                                          6,000,000        6,000,000
Notes payable                                                            2,950,000        2,550,000
Accrued expenses and other liabilities                                     716,216          835,705
                                                                     -------------    -------------
           Total liabilities                                           171,671,926      171,468,440

Shareholders' equity
     Preferred stock, no par value 1,000,000
        Shares authorized, none issued                                           0                0
     Common stock, no par value; 9,000,000 shares authorized;
       2003 & 2002-1,430,000 shares issued                              12,922,314       12,922,314
     Accumulated deficit                                                    19,501         (303,864)
     Accumulated other comprehensive income                               (176,453)          17,252
                                                                     -------------    -------------

     Total shareholders' equity                                         12,765,362       12,635,702
                                                                     -------------    -------------
     Total liabilities and shareholders' equity                      $ 184,437,288    $ 184,104,142
                                                                     =============    =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months     Three Months     Six Months       Six Months
                                                            Ended            Ended           Ended            Ended
                                                        June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
                                                        -------------    -------------   -------------    -------------
Interest and dividend income
   Loans, including fees                                 $ 2,317,827      $ 2,314,905     $ 4,601,650      $ 4,610,404
   Securities and FHLB dividends                             126,590          225,550         300,307          473,303
   Federal funds sold and other income                        11,507            7,057          25,294           18,926
                                                         -----------      -----------     -----------      -----------
     Total interest income                                 2,455,924        2,547,512       4,927,251        5,102,633

Interest expense
   Deposits                                                  809,318          900,012       1,626,311        1,787,879
   Repurchase agreements, federal funds purchased,
    and other debt                                            26,128           56,182          54,298          134,102
   Federal Home Loan Bank advances and notes payable         123,306          126,757         243,841          262,427
                                                         -----------      -----------     -----------      -----------
     Total interest expense                                  958,752        1,082,951       1,924,450        2,184,408
                                                         -----------      -----------     -----------      -----------

NET INTEREST INCOME                                        1,497,172        1,464,561       3,002,801        2,918,225
Provision for loan losses                                    158,397          173,000         215,274          361,990
                                                         -----------      -----------     -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,338,775        1,291,561       2,787,527        2,556,235

Noninterest income
   Service charges on deposit accounts                       167,290          146,345         327,219          275,518
   Mortgage loan referral fees                                15,449            7,201          35,579           12,386
   Gain on sale of loans                                       9,303           67,364          14,588          116,678
   Gain on disposition of securities                          10,923                0          (6,600)          62,681
   Other                                                      69,090           61,764         119,988          114,769
                                                         -----------      -----------     -----------      -----------
     Total noninterest income                                272,055          282,674         490,774          582,032

Noninterest expense
   Salaries and employee benefits                            789,410          752,996       1,570,950        1,521,787
   Occupancy                                                  74,559           74,633         154,650          150,453
   Furniture and equipment                                    90,542          112,255         182,450          227,532
   Advertising                                                12,688           17,914          39,181           40,269
   Data processing                                            79,769           75,550         156,148          147,644
   Professional services                                      92,186           78,849         213,130          145,803
   Other                                                     232,729          250,885         471,625          511,349
                                                         -----------      -----------     -----------      -----------
     Total noninterest expense                             1,371,883        1,363,082       2,788,134        2,744,837
                                                         -----------      -----------     -----------      -----------

INCOME BEFORE FEDERAL INCOME TAXES                           238,947          211,153         490,167          393,430
Federal income tax expense/(benefit)                          84,631           72,468         166,802         (254,716)
                                                         -----------      -----------     -----------      -----------

NET INCOME                                               $   154,316      $   138,685     $   323,365      $   648,146
                                                         ===========      ===========     ===========      ===========

Comprehensive income (loss)                              $  (136,630)     $   151,411     $   129,660      $   541,336
                                                         ===========      ===========     ===========      ===========

Weighted average shares outstanding                        1,430,000        1,430,000       1,430,000        1,390,221
                                                         ===========      ===========     ===========      ===========
Diluted average shares outstanding                         1,467,309        1,430,000       1,447,594        1,390,221
                                                         ===========      ===========     ===========      ===========
Basic earnings per share                                 $      0.11      $      0.10     $      0.23      $      0.47
                                                         ===========      ===========     ===========      ===========
Diluted earnings per share                               $      0.11      $      0.10     $      0.22      $      0.47
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

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                                                                    Other               Total
                                                               Common           Accumulated     Comprehensive       Shareholders'
                                             Shares            Stock             Deficit        Income (Loss)          Equity
                                           ---------        ------------        -----------     -------------       ------------
BALANCE AT JANUARY 1, 2003                 1,330,000        $ 12,123,585       $ (1,367,911)    $    310,199        $ 11,065,873

Proceeds from sale of stock,
  net of offering costs                      100,000             798,729                                                 798,729

Comprehensive income:
  Net Income                                                                        648,146                              648,146
  Unrealized loss on securities
     available-for-sale, net                                                                        (106,810)           (106,810)
                                                                                                                    ------------
       Total comprehensive income                                                                                        541,336
                                           ---------        ------------       ------------     ------------        ------------
BALANCE, JUNE 30, 2003                     1,430,000        $ 12,922,314       $   (719,765)    $    203,389        $ 12,405,938
                                           =========        ============       ============     ============        ============

BALANCE AT JANUARY 1, 2004                 1,430,000        $ 12,922,314       $   (303,864)    $     17,252        $ 12,635,702

Comprehensive income:
  Net income                                                                        323,365                              323,365
  Unrealized loss on securities
     available-for-sale, net                                                                        (193,705)           (193,705)
                                                                                                                    ------------
       Total comprehensive income                                                                                        129,660
                                           ---------        ------------       ------------     ------------        ------------

BALANCE AT JUNE 30, 2004                   1,430,000        $ 12,922,314       $     19,501     $   (176,453)       $ 12,765,362
                                           =========        ============       ============     ============        ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                Six Months      Six Months
                                                                  Ended           Ended
                                                               June 30, 2004   June 30, 2003
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                $    323,365    $    648,146
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                  215,274         361,990
         Depreciation and amortization                              154,307         198,283
         Net (accretion)/amortization of securities                  60,370          12,860
         Net realized gain on disposition of securities               6,600         (62,681)
         Net realized gain on sale of loans                         (14,588)       (116,678)
         Loan originations                                       (1,299,900)    (10,729,250)
         Proceeds from loan sales                                 1,225,488      10,880,027
         Net change in:
              Accrued interest receivable and other assets          126,580        (707,894)
              Accrued interest payable and other liabilities       (119,490)        112,653
                                                               ------------    ------------
                  Net cash from operating activities                678,006         597,456

CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Sales                                                    7,678,458       2,271,377
         Maturities, prepayments and calls                        6,626,198      24,541,763
         Purchases                                               (6,511,638)    (26,262,585)
     Activity in held-to-maturity securities
         Maturities                                                  28,571           8,571
         Purchases                                                 (244,625)
     Loan originations and payments, net                        (10,899,340)     (8,938,925)
       Purchase of Federal Home Loan Bank Stock                           0
                                                               ------------    ------------
     Additions to premises and equipment                            (78,685)        (37,235)
                                                               ------------    ------------
              Net cash used in investing activities              (3,401,061)     (8,417,034)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                       2,297,691      15,133,109
     Net change in federal funds purchased and
       repurchase agreements                                     (2,374,716)     (5,380,278)
     Federal Home Loan Bank advance activity:
         New advances                                                     0       2,000,000
         Maturities and payments                                          0               0
     Draws (paydown) on note payable                                400,000      (1,050,000)
     Net proceeds from stock offering                                     0         798,729
                                                               ------------    ------------
         Net cash from financing activities                         322,975      11,501,560
                                                               ------------    ------------

Net change in cash and cash equivalents                          (2,400,080)      3,681,982
Beginning cash and cash equivalents                               6,590,025       2,781,994
                                                               ------------    ------------

ENDING CASH AND CASH EQUIVALENTS                               $  4,189,945    $  6,463,976
                                                               ============    ============

Supplemental cash flow information:

     Cash paid during the period for Interest                  $  1,906,823    $  2,261,654

     Cash paid for federal income tax                          $    210,000    $    115,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

         The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2004 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2003. Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.       STOCK COMPENSATION

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates what the effect on the net income and the earnings per share would be if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                Three Months    Three Months     Six Months      Six Months
                                                   Ended           Ended           Ended           Ended
                                               June 30, 2003   June 30, 2004   June 30, 2004   June 30, 2003
                                               -------------   -------------   -------------   -------------
Net income as reported                          $   154,316     $   138,685     $   323,365     $   648,146
 Deduct: stock-based compensation expense
     determined under fair value based method         5,726           6,659          11,453          13,318
                                                -----------     -----------     -----------     -----------
Pro forma net income                                148,590         132,026         311,912         634,828

Basic earnings per share as reported            $       .11     $       .10     $       .23     $       .47
Diluted earnings per share as reported          $       .11     $       .10     $       .22     $       .47
Pro forma basic earnings per share              $       .10     $       .09     $       .22     $       .46
Pro forma diluted earnings per share            $       .10     $       .09     $       .21     $       .46

         The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       STOCK COMPENSATION-continued

Assumptions:                                                                    2003             2002
Risk-free interest rate                                                         3.61%           3.90%
Expected option life                                                           8 years         7 years
Expected stock price volatility                                                   36%             40%
Dividend yield                                                                     0%              0%
Computed fair value                                                            $4.88           $3.58

         No options have been granted in 2004.

3.       SECURITIES

         The following tables represent the securities held in the Company's portfolio at June 30, 2004 and at December 31, 2003:

                                                                   Gross         Gross
                                                 Amortized       Unrealized    Unrealized          Fair
June 30, 2004                                       Cost           Gains         Losses            Value
-------------                                     --------        --------     ---------        -----------
Available for sale:
  US Government and federal agency                                $      0     $(204,392)       $ 5,831,275
  Municipal securities                                              10,913        (7,911)           595,717
  Mortgage-backed securities                                        20,996       (86,959)         9,445,088
                                                                  --------     ---------        -----------
                                                                  $ 31,909     $(299,262)       $15,872,080
Held to maturity:
  Municipal securities                            $464,548        $  1,109     $    (105)       $   465,552

                                                                   Gross         Gross
                                                 Amortized       Unrealized    Unrealized           Fair
December 31, 2003                                   Cost           Gains         Losses             Value
-----------------                                 --------        --------     ---------        -----------
Available for sale:
  US Government and federal agency                                $ 11,454     $ (60,204)       $12,456,595
  Municipal securities                                              16,973        (3,598)           607,473
  Mortgage-backed securities                                       102,318       (40,803)        10,960,940
                                                                  --------     ---------        -----------
                                                                  $130,745     $(104,605)       $24,025,008
Held to maturity:
  Municipal securities                            $249,047        $  2,013     $     (62)       $   250,998

         Below is the schedule of maturities for investments held at June 30, 2004:

                                               Available for Sale               Held to Maturity
                                                      Fair               Amortized              Fair
                                                     Value                  Cost                Value
                                                  -----------             --------            --------
Due in one year or less                           $         -             $164,220            $164,529
Due from one to five years                          5,456,234               55,756              56,398
Due in more than five years                           970,758              244,572             244,625
Mortgage-backed                                     9,445,088                    0                   0
                                                  -----------             --------            --------
                                                  $15,872,080             $464,548            $465,552
                                                  ===========             ========            ========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       LOANS

         Loans increased $10,823,753 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 to June 30, 2004 were as follows:

                                                                                                       Percent
                                                June 30, 2004               December 31, 2003          Increase/
                                             Balance          %             Balance         %         (Decrease)
                                          -------------     -----        -------------    -----       ----------
Commercial                                 $ 73,358,674      45.6%        $ 65,576,958     43.7%          4.0%
Real Estate:
  Commercial                                 51,444,775      32.0           50,440,113     33.6          12.3
  Residential                                 7,163,414       4.5            6,213,613      4.1           8.6
  Construction                                3,496,896       2.2            3,109,574      2.1          16.8
Consumer                                     25,431,389      15.8           24,721,700     16.5          (0.5)
                                          -------------     -----        -------------    -----
                                            160,895,148     100.0%         150,061,958    100.0
                                          -------------     =====        -------------    =====
Less: allowance for loan losses               2,067,443                      1,927,756
     Net deferred loan fees                     121,310                        111,873
                                          -------------                  -------------
                                          $ 158,706,395                  $ 148,022,329
                                          =============                  =============

5.       ALLOWANCE FOR LOAN LOSSES

         The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2004 and 2003:

                                    Three Months       Three Months        Six Months         Six Months
                                       Ended              Ended              Ended              Ended
                                      06/30/04          06/30/03           06/30/04            06/30/03
                                    -----------        -----------        -----------        -----------
Beginning Balance                   $ 1,917,273        $ 1,881,891        $ 1,927,756        $ 1,898,983

Charge-offs
     Commercial                               -            (85,553)                 -           (281,058)
     Real estate-commercial                   -                  -            (23,408)                 -
     Real estate-residential                  -                  -                  -                  -
     Real estate-construction                 -                  -                  -                  -
     Consumer                           (12,745)           (88,089)           (75,229)          (149,428)
                                    -----------        -----------        -----------        -----------
Total Charge-offs                       (12,745)          (173,642)           (98,637)          (430,486)
Recoveries
     Commercial                               -                  -              2,167             11,384
     Real estate-commercial               2,166            104,909              2,166            117,733
     Real estate-residential                  -                  -                  -                  -
     Real estate-construction                 -                  -                  -                  -
     Consumer                             2,352             17,961             18,717             44,515
                                    -----------        -----------        -----------        -----------
Total Recoveries                          4,518            122,870             23,050            173,632
Provision for loan losses               158,397            173,000            215,274            361,990
                                    -----------        -----------        -----------        -----------
Ending Balance                      $ 2,067,443        $ 2,004,119        $ 2,067,443        $ 2,004,119
                                    ===========        ===========        ===========        ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       DEPOSITS

         Deposit balances increased $2,297,691 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 through June 30, 2004 were as follows:

                                                                                                       Percent
                                                June 30, 2004               December 31, 2003          Increase/
                                            Balance           %              Balance       %          (Decrease)
                                          -------------     -----          ------------  -----        ----------
Non-interest bearing
   Demand                                   $13,208,299       8.7%         $ 13,122,112    8.7%           0.7%
Interest bearing
   Checking                                  22,920,035      15.0            24,888,664   16.6           (7.9)
   Money Market                              34,612,711      22.7            33,131,065   22.1           23.8
   Savings                                    9,756,355       6.4             7,877,790    5.3           23.8
   Time, under $100,000                      21,976,948      14.4            21,458,624   14.3            2.4
   Time, over $100,000                       49,990,796      32.8            49,689,198   33.1            0.6
                                          -------------     -----          ------------  -----
Total Deposits                            $ 152,465,144     100.0%         $150,167,453  100.0%
                                          =============     =====          ============  =====

7.       SHORT-TERM BORROWINGS

         Both federal funds purchased and repurchase agreements were outstanding at June 30, 2004. At December 31, 2003, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2003, repurchase agreements decreased $4,474,716. The June 30, 2004 and December 31, 2003 information was as follows:

                                                                  Repurchase             Federal Funds
                                                                  Agreements               Purchased
                                                                 ------------            -------------
Outstanding at June 30, 2004                                     $  7,440,566            $   2,100,000
    Average interest rate at period end                                  1.10%                    1.44%
    Average balance during period                                   9,130,956                  679,670
    Average interest rate during period                                  1.10%                    1.22%
    Maximum month end balance during period                        10,377,045                3,000,000

Outstanding at December 31, 2003                                $  11,915,282            $           0
    Average interest rate at year end                                    1.11%                    0.00%
    Average balance during year                                    15,377,163                2,112,055
    Average interest rate during year                                    1.28%                    1.49%
    Maximum month end balance during year                          20,166,404                6,200,000

8.       FEDERAL HOME LOAN BANK BORROWINGS

         The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At June 30, 2004, the Bank had assets with a market value of $10,023,713 pledged to the Federal Home Loan Bank to support

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       FEDERAL HOME LOAN BANK BORROWINGS-continued

         current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2004 and December 31, 2003 are:

                                        Current             June 30,               December 31,
    Maturity Date                     Interest Rate           2004                     2003
    -------------                     -------------        ----------               ----------
March 24, 2010                            5.99              1,500,000                1,500,000
November 3, 2010                          5.95              2,000,000                2,000,000
December 13, 2010                         5.10              2,500,000                2,500,000
                                                           ----------               ----------
                                                           $6,000,000               $6,000,000

9.       NOTES PAYABLE

         Since June 28, 2000, the Company has borrowed from four of its Directors, one of whom is no longer a Director, and Community Shores LLC. Community Shores LLC (the "LLC") was formed by 7 of the Company's Directors for the purpose of obtaining and lending money to the Company. The members of the LLC are David C. Bliss, Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich and Jose A. Infante. The balance of this debt at June 30, 2004 was $2,950,000. Since December 31, 2003, the Company has borrowed an additional $400,000 from the LLC. A summary of the outstanding note liabilities is given below:

                                   Aggregate
                                   Principal
Loan from:                          Amount             Current Rate            Maturity
----------                        ----------           ------------          -------------
Robert L. Chandonnet              $  200,000               5.75%             June 30, 2009
Michael D. Gluhanich              $  100,000               5.75%             June 30, 2009
Donald E. Hegedus                 $  500,000               5.75%             June 30, 2009
John L. Hilt                      $  750,000               5.75%             June 30, 2009
Community Shores LLC              $1,400,000               5.75%             June 30, 2009
                                  ----------
Total                             $2,950,000
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

         A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2004 and December 31, 2003 follows:

                                                            June 30,              December 31,
                                                              2004                    2003
                                                          ------------            ------------
Unused lines of credit and letters of credit              $ 32,790,540            $ 29,932,589

Commitments to make loans                                      111,102               1,225,715

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

         Actual capital levels and minimum required levels at June 30, 2004 for the Company and Bank were:

                                                                                       Minimum Required to
                                                                                       Be Well Capitalized
                                                          Minimum Required                 Under Prompt
                                                            For Capital                 Corrective Action
                                    Actual                Adequacy Purposes                 Provisions
                          ----------------------       ----------------------       -------------------------
                             Amount        Ratio           Amount       Ratio          Amount           Ratio
                          -------------    -----       -------------    -----       ------------        -----
June 30. 2004
Total Capital (Tier 1
and Tier 2) to risk
weighted assets
    Consolidated          $  17,959,258    10.59%      $  13,566,744     8.00%      $ 16,958,430        10.00%
    Bank                     17,764,142    10.48          13,561,836     8.00         16,952,296        10.00
Tier 1 (Core) Capital
to risk weighted assets
    Consolidated             12,941,815     7.63           6,783,372     4.00         10,175,058         6.00
    Bank                     15,696,699     9.26           6,780,918     4.00         10,171,377         6.00
Tier 1 (Core) Capital
to average assets
    Consolidated             12,941,815     6.79           7,624,067     4.00          9,530,084         5.00
    Bank                     15,696,699     8.23           7,631,978     4.00          9,539,973         5.00

         The Company and the Bank were in the well-capitalized category at June 30, 2004. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through June 30, 2004 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2004 to that at December 31, 2003. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2004 as compared to the same periods of 2003. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets remained relatively the same since December 31, 2003 increasing just $333,000 to $184.4 million in the first six months of 2004. Although asset growth was insignificant, the overall mix of earning assets strengthened as the loan portfolio increased and the investment portfolio decreased.

Cash and cash equivalents decreased by $2.4 million to $4.2 million at June 30, 2004 from $6.6 million at December 31, 2003. The net decrease in balances held at other institutions is reflective of the difference in the size of the daily deposit made to the lead correspondent bank on June 30, 2004 compared to that made on December 31, 2003. The largest factor in the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

decrease is that there were no federal funds sold on June 30, 2004 compared to $1.7 million being sold on December 31, 2003.

Securities held decreased $7.9 million since December 31, 2003. During the first quarter Management decided to liquidate four securities with a par value of $3.5 million and an average rate of 1.77% to create liquidity for potential loan growth. This transaction resulted in an $18,000 loss being recorded. In the second quarter Management approved and executed a security swap transaction, which resulted in a net gain of $11,000. In the deal, nine mortgage related securities totaling $4.4 million were sold and three new securities were purchased for $4.5 million. In addition to the gain, the earnings stream on the new securities is forecasted to be more stable and slightly higher. The remaining investment portfolio reduction of $4.4 million is the result of securities maturing, being called or receiving principal repayments. The proceeds were primarily used to fund loans.

Total loans climbed to $160.8 million at June 30, 2004 from $150.0 million at December 31, 2003. Of the $10.8 million increase experienced, 81% occurred in the commercial and commercial real estate portfolio. Presently, the commercial category of loans comprises 78% of the Bank's total loan portfolio. There are seven commercial lenders on staff devoted to pursuing and originating these types of loans.

The rate of loan growth was just 7% for the first six months of the year, however the true level of new relationships in the first half of the year was higher than what the net number reflects. As a result of the competitive lending environment there were several large commercial loan payoffs experienced since December 2003. In spite of the marketplace pressure, management remains optimistic about future opportunities and is encouraged by the strengthening in the local economy.

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2004 have been included below:

                                            Within           Three to          One to             After
                                            Three             Twelve            Five              Five
                                            Months            Months            Years             Years           Total
                                          -----------       -----------      -----------       -----------     ------------
Commercial, financial and other           $17,089,762       $30,507,846      $23,526,762       $ 2,112,994     $ 73,237,364
Real estate:

     Commercial                             8,873,010         7,339,644       34,858,908           373,213       51,444,775
     Residential                               44,616           152,023          935,758         6,031,017        7,163,414
     Construction                           2,090,412         1,403,911            2,573                 -        3,496,896
Installment loans to individuals            2,718,861         3,618,051       16,685,875         2,408,602       25,431,389
                                          -----------       -----------      -----------       -----------     ------------
                                          $30,816,661       $43,021,475      $76,009,876       $10,925,826     $160,773,838
                                          ===========       ===========      ===========       ===========     ============

Loans at fixed rates                      $11,380,121        $8,151,245      $55,305,041       $ 8,269,264     $ 83,105,671
Loans at variable rates                    19,436,540        34,870,230       20,704,835         2,656,562       77,668,167
                                          -----------       -----------      -----------       -----------     ------------
                                          $30,816,661       $43,021,475      $76,009,876       $10,925,826     $160,773,838
                                          ===========       ===========      ===========       ===========     ============

At June 30, 2004, 48% of the Bank's loan portfolio was comprised of variable rate loans. On July 1, 2004 the Bank's internal prime rate increased 25 basis points and a majority of the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

variable loans repriced. Additionally new volume fixed or variable will be positively impacted by this event. As the economy continues to strengthen, the outlook for future increases to the Bank's internal prime rate are likely.

The Chief Lending Officer continues to apply a consistent and reasonable methodology to determine the adequacy of the allowance for loan losses. The allocation is reviewed on a monthly basis and necessary adjustments are made to the provision and the allowance based on portfolio concentration levels, actual loss experience, past due balances and the financial condition of the borrowers. As such, an additional $215,000 was added to the allowance in the first six months of 2004.

At June 30, 2004, the allowance totaled $2.1 million or 1.29% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review (outlined above) of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at June 30, 2004 and December 31, 2003 were as follows:

                                                       June 30, 2004                      December 31, 2003
                                              ------------------------------        ----------------------------
                                                               Percent of                           Percent of
                                                               Allowance                            Allowance
                                                               Related to                           Related to
Balance at End of Period Applicable to:          Amount       Loan category           Amount      Loan category
                                              -----------     -------------         ----------    -------------
Commercial                                    $ 1,125,231          54.5%            $  996,728         51.7%
Real estate:
     Commercial                                   573,145          27.7                576,778         29.9
     Residential                                   35,817           1.7                 30,708          1.6
     Construction                                  40,214           1.9                 35,760          1.9
Consumer                                          293,036          14.2                287,782         14.9
Unallocated                                             0           0.0                      0          0.0
                                              -----------         -----             ----------        -----
Total                                         $ 2,067,443         100.0%            $1,927,756        100.0%
                                              ===========         =====             ==========        =====

At the end of June 2004, loans 30-59 days past due totaled $722,000 down from $774,000 at December 31, 2003.

Notes past due 60-89 days at the end of 2003 were $130,000 compared to $510,000 after the first six months of 2004. The entire 60-89 days past due balance at year-end 2003 was comprised of retail loans. Having no commercial loans past due 60-89 days on December 31, 2003 was highly unusual. The $380,000 rise in total loans past due 60-89 days was comprised of increases in both the retail and commercial categories. Specifically, retail past dues of 60-89 days rose $226,000 and commercial by $154,000. A majority of the retail increase was from two loans. One loan was paid off in July and the other has started making payments. On the commercial side, three loans make up the total. In July, one of the notes, representing 42% of the commercial amount past due, paid off.

At the end of 2003, loans past due more than 89 days totaled $116,000 compared to $297,000 at June 30, 2004. The $181,000 rise in this past due category consists mostly of three

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

commercial notes. One of the three has a specific allocation in the Bank's reserve for loan losses and is likely to be written off in the third quarter of the year. Another loan is in foreclosure and management is closely monitoring the third loan.

At June 30, 2004, the Bank had twelve non-accrual loans with an aggregate principal balance of $663,000. The Bank reported eleven non-accrual loans at the end of December 2003 totaling $844,000. There were net charge-offs of $76,000 recorded for the first six months of 2004 compared to $257,000 for the same period in 2003.

Deposit balances were $152.5 million at June 30, 2004 up from $150.2 million at December 31, 2003. The increase in savings balances accounted for 82% of the overall change in total deposits for the first six months of 2004. As discussed in the Company's annual report on Form 10-KSB for the period ended December 31, 2003, the Bank has continued with its plan to transfer customers from the repurchase product into the new Premium Sweep product. This activity primarily affects the Bank's savings balances. As existing customers transfer out of the repurchase product into Premium Sweep, the Bank is able to reduce its investment portfolio and use the proceeds to fund loans thus improving its interest income.

Both time deposit balances and brokered deposit concentration levels remained essentially the same on June 30, 2004 compared to year-end 2003. The concentration of brokered deposits was 31% at year-end 2003 compared to 30% at June 30, 2004. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. Since opening, the Bank has had the opportunity to grow loans at a much faster pace than local deposits. In this case, management has chosen not to sacrifice the opportunity to grow loans even when it means using this funding vehicle. There is an internal policy limit on the concentration level of brokered deposits to total deposits that is monitored closely. It will remain a goal of management to actively work towards reducing brokered deposit concentration levels as the Bank matures.

Repurchase agreements and federal funds purchased together decreased $2.4 million since December 31, 2003. Federal funds purchased on June 30, 2004 were $2.1 million compared to none purchased at year-end 2003. Repurchase balances declined $4.5 million in the first six months of 2004. A portion of this decrease is a result of customers transferring into the Premium Sweep account (discussed above) and the rest is due to existing repurchase customers decreasing their carrying balances from those held at year-end.

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both June 30, 2004 and December 31, 2003. All three putable advances owned by the Bank are eligible for conversion to a floating rate at the option of the FHLB. The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term however as interest rates continue to rise the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment fee.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As of June 30, 2004, the Company had notes payable of $2,950,000 from some of its current and past Directors and Community Shores LLC which the Company had used for the purpose of infusing capital into the Bank and to provide cash for the operating expenses of the Company. All of this debt is subordinated to all senior debt of the Company. The notes evidencing the borrowings bear interest at a floating rate and are currently accruing interest at 5.75% per annum. Interest payments are due quarterly on the fifteenth of the month. The next scheduled interest payment is due on October 15, 2004. During the first half of 2004, the Company has borrowed $400,000 from Community Shores LLC. Some of the proceeds ($100,000) were contributed as capital to the Bank in the first quarter. The equity contribution enabled the Bank to maintain a well-capitalized regulatory capital ratio at March 31, 2004.The remaining sum has been and will be used for the operating expenses of the Company.

At the Company's April Meeting of the Board of Directors, a decision was made to pursue a line of credit with a correspondent bank. On July 29, 2004, documents were signed securing a $5,000,000 line of credit with LaSalle National Bank. Any outstanding balance on the line of credit will be considered senior debt and will bear interest at a floating rate of 35 basis points below the prime lending rate, which is currently at 4.25%. The line has a one year maturity. The Company pledged the capital stock of the Bank as collateral. Having this type of facility should allow the Company to more flexibly and cost effectively maintain the capital levels of the Bank as the economy recovers and growth opportunities materialize.

RESULTS OF OPERATIONS

The net income for the first six months of 2004 was $323,000 down from the net income of $648,000 recorded in the first two quarters of 2003. The corresponding diluted earnings per share were $.22 for the first six months of 2004 and $.47 for the similar period in 2003. The decline in earnings of $325,000 in the first two quarters of 2004 represented a decrease of 50% between the two periods. A substantial factor in 2003's earnings was the recognition of a tax benefit of $327,000 in the first quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. Since the second quarter of 2003, the consolidated earnings of the Company have been fully taxable at a rate of 34%.

Net income for the second quarter of 2004 was $154,000 while income for the same period in 2003 was $139,000. The Company's second quarter earnings improved $16,000 or 11% from 2003 to 2004.

For the second quarter and first six months of 2004, the annualized return on the Company's average total assets was .32% and .34% respectively. The Company's return on average equity was 4.76% for the second quarter of 2004 and 5.01% for the first six months. The ratio of average equity to average assets was 6.79% for the second quarter and 6.77% for the first six months of 2004. The Company's retained earnings were $20,000 at June 30, 2004 compared to a retained deficit of $304,000 at December 31, 2003.

The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                      Six months ended June 30:
                                         ----------------------------------------------------------------------------------
                                                          2004                                        2003
                                         --------------------------------------      --------------------------------------
                                            Average                    Average          Average                    Average
                                            Balance      Interest    Yield/Rate         Balance       Interest   Yield/Rate
                                         -------------  -----------  ----------      -------------   ----------  ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks        $   5,463,511  $    25,294      0.93%           3,233,711   $   18,926      1.17%
    Securities (including FHLB stock)       19,051,906      300,307      3.15           25,831,245      473,303      3.66
    Loans (1)                              157,513,492    4,601,650      5.84          147,708,098    4,610,404      6.24
                                         -------------  -----------    ------        -------------   ----------    ------
                                           182,028,909    4,927,251      5.41          176,773,054    5,102,633      5.77
    Other assets                             8,659,643                                   6,263,374
                                         -------------                               -------------
                                         $ 190,688,552                               $ 183,036,428
                                         =============                               =============

Liabilities and Shareholders' Equity
    Interest bearing deposits            $ 145,622,218  $ 1,626,311      2.23        $ 131,440,885   $1,787,879      2.72
    Federal funds purchased and
        repurchase agreements                9,810,626       54,298      1.11           18,606,332      134,102      1.44
    Note Payable and Federal Home
        Loan Bank Advances                   8,653,297      243,841      5.64            9,645,857      262,427      5.44
                                         -------------  -----------    ------        -------------   ----------    ------
                                           164,086,141    1,924,450      2.35          159,693,074    2,184,408      2.74
                                                        -----------                                  ----------
    Non-interest bearing deposits           13,004,328                                  10,781,034
    Other liabilities                          687,078                                     639,863
    Shareholders' Equity                    12,911,005                                  11,922,457
                                         -------------                               -------------
                                         $ 190,688,552                               $ 183,036,428
                                         =============                               =============
Net interest income                                     $ 3,002,801                                  $2,918,225
                                                        ===========                                  ==========
Net interest spread on earning assets                                    3.07%                                       3.03%
                                                                       ======                                      ======

Net interest margin on earning assets                                    3.30%                                       3.30%
                                                                       ======                                      ======

Average interest-earning assets to Average
interest-bearing liabilities                                           110.93%                                     110.70%
                                                                       ======                                      ======

The net interest spread on average earning assets increased 4 basis points to 3.07% since June 30, 2003. The net interest margin remained the same for June 30, 2004 and June 30, 2003 at 3.30%. Year to date net interest income was $3.0 million in 2004 compared to a figure of $2.9 million for the same six months in 2003, an increase of $84,576 or 2.90%.

The average rate earned on interest earning assets was 5.41% for the six months ended June 30, 2004 compared to 5.77% for the same period in 2003. The main contributing factor was a 40 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime rate. There was a 24 basis point difference in the internal prime rate between the two periods shown above. Another ongoing factor is the competitive local marketplace. During the prolonged, low rate environment many fixed rate customers obtained lower rate offers from other banks in the area and in turn requested matching rates from Community Shores Bank. All rate reductions granted to retain a loan relationship adversely affect the overall yield on the portfolio. Management carefully considers each request and takes into account the total relationship at stake (loan and deposits).

--------------------------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The outlook for loan yields and interest income is positive as a result of the Bank's 25 basis point internal prime rate increase on July 1, 2004. As discussed earlier, this will not only affect a significant portion of the existing portfolio it will affect new loan volume. Since rates do not normally shift in a parallel manner, the Bank is likely to benefit from the additional interest income for a period of time without experiencing an equal increase in its cost of funds. The benefit derived should be evident in a higher net interest margin.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 12% for the first six months of 2004 compared to the first six months of 2003. Total interest expense was $1.9 million for the six-month period ending June 30, 2004, which was a $260,000 reduction over the total recorded for the first six months of 2003. The favorable change in the yield paid on interest bearing liabilities and repurchase agreements was responsible for the lower cost of funds. The average rate paid on interest-bearing products in the first half of 2004 was 49 basis points less than what was paid for the same period one year earlier. The rate paid to repurchase agreement customers declined 33 basis points between the similar periods. The rate environment is changing and it is likely that the Bank will need to increase its rates in the near future. As always, local competitor's deposit rates will be closely monitored and offering rates will be increased as deemed appropriate.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2004 and 2003 is in the table below. An analysis of the net interest income shows that the Bank was able to decrease its interest expense by more than its reduction in interest income. Thus, net interest income improved by $33,000. As a result of this positive outcome, there was a small increase in the Bank's net interest margin of 2 basis points between the second quarter of 2004 and the same period in 2003. This was notable considering that a 25 basis point difference in the internal prime lending rate existed between the two periods.

The increase to the internal prime lending rate on July 1, 2004 is expected to have a positive effect on interest income in future periods and could potentially improve the net interest margin as well.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Three months ended June 30:
                                         ----------------------------------------------------------------------------------
                                                          2004                                        2003
                                         --------------------------------------      --------------------------------------
                                            Average                    Average          Average                    Average
                                            Balance       Interest   Yield/Rate         Balance       Interest   Yield/Rate
                                         -------------  -----------  ----------      -------------   ----------  ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks        $   5,012,296  $    11,507      0.92%       $   2,470,750   $    7,057      1.14%
    Securities (including FHLB stock)       17,492,525      126,590      2.89           26,060,485      225,550      3.46
    Loans (1)                              159,752,716    2,317,827      5.80          150,356,788    2,314,905      6.16
                                         -------------  -----------    ------        -------------   ----------    ------
                                           182,257,537    2,455,924      5.39          178,888,023    2,547,512      5.70
    Other assets                             8,560,570                                   6,575,729
                                         -------------                               -------------
                                         $ 190,818,107                               $ 185,463,752
                                         =============                               =============

Liabilities and Shareholders' Equity
    Interest bearing deposits            $ 145,842,243  $   809,318      2.22        $ 135,341,820   $  900,012      2.66
    Federal funds purchased and
        repurchase agreements                9,452,417       26,128      1.11           15,718,708       56,182      1.43
    Note Payable and Federal Home
        Loan Bank Advances                   8,752,198      123,306      5.64            9,780,769      126,757      5.18
                                         -------------  -----------    ------        -------------   ----------    ------
                                           164,046,858      958,752      2.34          160,841,297    1,082,951      2.69
                                                        -----------                                  ----------
    Non-interest bearing deposits           13,149,018                                  11,744,370
    Other liabilities                          667,667                                     562,343
    Shareholders' Equity                    12,954,564                                  12,315,742
                                         -------------                               -------------
                                         $ 190,818,107                               $ 185,463,752
                                         =============                               =============

Net interest income                                     $ 1,497,172                                  $1,464,561
                                                        ===========                                  ==========
Net interest spread on earning assets                                    3.05%                                       3.01%
                                                                       ======                                      ======

Net interest margin on earning assets                                    3.29%                                       3.27%
                                                                       ======                                      ======
Average interest-earning assets to Average
interest-bearing liabilities                                           111.10%                                     111.22%
                                                                       ======                                      ======

As internal prime rate increases and an increased cost of funds continue being a possibility, asset liability management has become an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing

--------------------------
(1) Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

this gap is a continual challenge in a changing rate environment. Details of the repricing gap at June 30, 2004 were:

                                                             Interest Rate Sensitivity Period
                                            Within        Three to         One to         After
                                            Three          Twelve          Five           Five
                                            Months         Months          Years          Years          Total
                                         ------------   ------------    ------------   ------------   ------------
Earning assets
  Interest-bearing deposits
       In other financial institutions   $    404,420   $          0    $          0   $          0   $    404,420
  Federal funds sold                                0              0               0              0              0
  Securities (including FHLB stock)         1,061,294      2,986,829       6,962,062      5,751,443     16,761,628
  Loan held for sale                                0              0               0         89,000         89,000
  Loans                                   100,344,200     11,029,148      45,747,597      3,652,894    160,773,839
                                         ------------   ------------    ------------   ------------   ------------
                                          101,809,914     14,015,977      52,709,659      9,493,337    178,028,887

Interest-bearing liabilities
  Savings and checking                     67,289,101              0               0              0     67,289,101
  Time deposits <$100,000                   4,514,873     10,249,312       7,212,763              0     21,976,948
  Time deposits >$100,000                   5,145,614      8,922,711      35,922,471              0     49,990,796
  Repurchase agreements and
       Federal funds purchased              9,540,566              0               0              0      9,540,566
  Notes payable and Federal Home
        Loan bank advances                  8,950,000              0               0              0      8,950,000
                                         ------------   ------------    ------------   ------------   ------------
                                           95,440,154     19,172,023      43,135,234              0    157,747,411
Net asset (liability) repricing gap      $  6,369,760   $ (5,156,046)   $  9,574,425   $  9,493,337   $ 20,281,476
                                         ============   ============    ============   ============   ============
Cumulative net asset (liability)
        Repricing gap                    $  6,369,760   $  1,213,714    $ 10,788,139   $ 20,281,476
                                         ============   ============    ============   ============

Currently the Bank has a positive twelve month repricing gap which indicates that the Bank is slightly asset sensitive. This position implies that increases to the national federal funds rate would have more of an impact on interest income than on interest expense if there were a parallel shift in rates. For instance if the Bank's internal prime rate goes up by 25 basis points and every interest earning asset and interest bearing liability on the Bank's June 30, 2004 balance sheet adjusted simultaneously by the same 25 basis points, more assets would be affected than liabilities. An asset sensitive position is typically beneficial in periods of rising rates.

The provision for loan losses for the second quarter and the first six months of 2004 were $158,000 and $215,000 compared to figures of $173,000 and $362,000 for the same periods in 2003. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the second quarter totaled $272,000 and represented a decrease of 4% compared to last year's second quarter. Between the two periods, mortgage related fees decreased by $50,000 but were mostly offset by increases in service charge income and gains on security transactions.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Through June 30, 2004, non-interest income was $491,000 compared to a figure of $582,000 for the first six months of 2003. Service charge income was $52,000 higher between 2004's first half and the similar period in 2003. Substantially all of the increase was related to non-sufficient funds charges. Management made an operational change late in 2003 in the way the fees are systematically assessed. It is believed that fee income of this type will continue to increase in future quarters due to anticipated growth in the number of deposit accounts.

On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $50,000 compared to $129,000 being recorded through June 30 of 2003, a decrease of 61%. As the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates in the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that in spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases. However, this source of non-interest income is likely to be lower in the remaining quarters of 2004 as compared to the similar quarters of 2003.

During the first half of 2003 four securities were sold for a gain of $63,000. Conversely, the security transactions (discussed in Financial Condition) in the first half of 2004 resulted in a loss of $7,000. The $70,000 difference in these outcomes contributed to lower non-interest income between the six month periods.

Non-interest expenses for the first six months of 2004 were $2.8 million compared to a total of $2.7 million for 2003, a relatively insignificant increase. The second quarter non-interest expense total was $1.4 million for both 2003 and 2004. Although the totals in both cases are comparable there were some notable variances among the individual categories.

On average there were an additional 3.5 full-time equivalent employees between the same six month periods of 2003 and 2004. These additions resulted in a modest increase to salaries and benefits expense of 3%. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint.

Furniture and equipment expenses have decreased 20% in the first half of 2004 compared to the similar period in 2003. This category is comprised mainly of depreciation expense. A significant portion of the office equipment that was purchased when the Bank opened in 1999 became fully depreciated at the end of 2003.

Professional services expenses were $213,000 for the first half of 2004 compared to $146,000 for the first six months of 2003, a 46% increase. Additional accounting and legal fees associated with Sarbanes-Oxley Act compliance are ongoing and expected. An additional source of the increase is legal fees relating to a review and strengthening of the Bylaws and Articles of Incorporation of both the Company and the Bank. Consulting fees, also included in this category, increased by $35,000 between the first two quarters of 2004 and that of 2003. Late in 2003, management, with the approval of the Audit Committee, contracted with a firm to provide market research and analysis assistance to management that will be an important element of the Bank's long term strategic plan.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The line item showing other non-interest expenses for the first six months of 2004 has decreased $40,000 compared to the same period in 2003. The most significant item supporting the decrease was a reduction in correspondent bank service charges of $17,000. The Bank adopted a different cash management program since the fourth quarter of 2003. The reduction in fees is most noticeable during periods of inflated liquidity. In the first five months of 2004 the Bank held the seasonal deposits of several public fund customers.

During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net federal tax benefit of $327,000 being recognized. Since that time the Company has recorded federal tax expense on its earnings. The first half of 2004 shows a federal tax expense of $167,000, an effective tax rate of 34%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2004 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting held on May 13, 2004, the Company's shareholders voted to elect two directors, Bruce J. Essex and John L. Hilt each for a three year term expiring at the Annual Meeting of the shareholders of the Company in 2007. The results of the election were as follows:

                            Votes              Votes                   Votes               Broker Non-
Nominee                      For              Withheld               Abstained                Votes
-------                   ---------           --------               ---------                -----
Bruce J. Essex            1,295,028            45,365                    0                      0
John L. Hilt              1,295,028            45,365                    0                      0

The terms for the following directors (who were not up for election) continued after the Annual Meeting: Gary F. Bogner, John C. Carlyle, Robert L. Chandonnet, Dennis L. Cherette, Michael D. Gluhanich, Jose A. Infante and Joy R. Nelson.

Additionally, shareholders voted on a proposal to amend Article IV of the Articles of Incorporation of the Company. The proposed amendment to Article IV related to the Board of Directors, including among other things, requirements for changes to the size of the Board, criteria for removal for cause, and requirements for shareholder nominations and recommendations to the Board of Directors. The adoption of the amendment would have required the affirmative vote of the holders of at least two-thirds of the shares entitled to vote at the Annual Meeting. The proposed amendment to Article IV received a majority of the votes cast at the meeting, but was not adopted because it did not receive the required vote of two-thirds of the shares. The result of the vote was as follows:

 Votes                      Votes                 Votes
  For                     Withheld              Abstained
-------                   --------              ---------
809,874                    22,770                60,760

Also, shareholders voted on a proposal to add a new Article X to the Articles of Incorporation of the Company. Article X, among other things, specifies requirements for the Board of Director's evaluation of specified major transactions involving the Company before such transactions can be approved or recommended by the Board of Directors. Approval of the amendment of the Articles of Incorporation to add new Article X required the affirmative vote of a majority of the shares entitled to vote at the Annual Meeting. The amendment to add Article X received the affirmative vote of the required number of the shares and was adopted. The result of the vote was as follows:

  Votes                  Votes               Votes
  For                  Withheld            Abstained
-------                --------            ---------
782,344                 47,300              63,760

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.                EXHIBIT DESCRIPTION
-----------                -------------------
    3.1        Articles of Incorporation.

    3.2        Bylaws of the Company are incorporated by reference to exhibit
               3.2 of the Company's December 31, 2003 10-KSB.

    3.3        First Amendment to the Bylaws of the Company dated December
               19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

   10.1        Subordinated Note Purchase Agreement between Community Shores
               LLC and Community Shores Bank Corporation dated June 30, 2004.

   10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated June 30, 2004.

   31.1 Rule 15d-14(a) Certification of the principal executive officer.

   31.2 Rule 15d-14(a) Certification of the principal financial officer.

   32.1 Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the second quarter of 2004, the Company filed the following reports on Form 8-K:

(i) Form 8-K dated April 20, 2004, reporting the Company's earnings and other financial results for its first quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

                               COMMUNITY SHORES BANK CORPORATION

                               By: /s/ Jose' A. Infante
                                   -----------------------------------------
                               Jose' A. Infante
                               Chairman of the Board, President and Chief
                                Executive Officer (principal executive officer)

                               By: /s/ Tracey A. Welsh
                                   -----------------------------------------
                               Tracey A. Welsh
                               Chief Financial Officer and Senior Vice President
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.     EXHIBIT DESCRIPTION
-----------     -------------------
    3.1         Articles of Incorporation.

    3.2         Bylaws of the Company are incorporated by reference to exhibit
                3.2 of the Company's December 31, 2003 10-KSB.

    3.3         First Amendment to the Bylaws of the Company dated December
                19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

   10.1         Subordinated Note Purchase Agreement between Community Shores
                LLC and Community Shores Bank Corporation dated June 30, 2004.

   10.2 Floating Rate Subordinated Note issued to Community Shores LLC by Community Shores Bank Corporation dated June 30, 2004.

   31.1 Rule 15d-14(a) Certification of the principal executive officer.

   31.2 Rule 15d-14(a) Certification of the principal financial officer.

   32.1 Section 1350 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Section 1350 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.