Form 10QSB
period 2004-09-30
COMMUNITY SHORES BANK CORP
filed 2004-11-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                                 Yes [X] No [ ]

At October 31, 2004, 1,430,000 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                     Community Shores Bank Corporation Index

                                                                                Page No.
                                                                                --------
PART I.  Financial Information

         Item 1.   Financial Statements.....................................        1

         Item 2.  Management's Discussion and Analysis .....................       12

         Item 3.  Controls and Procedures...................................       22

PART II. Other Information

         Item 1.  Legal Proceedings.........................................       22

         Item 2.  Unregistered Sales of Equity Securities and Use of
                    Proceeds................................................       22

         Item 3.  Defaults upon Senior Securities...........................       22

         Item 4.  Submission of Matters to a Vote of Security Holders.......       22

         Item 5.  Other Information.........................................       23

         Item 6.  Exhibits..................................................       23

         Signatures.........................................................       25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                              2004            2003
                                                                          -------------   -------------
                                                                           (unaudited)
ASSETS
Cash and due from financial institutions                                  $  14,794,124   $   4,751,416
Interest-bearing deposits in other financial institutions                       405,286         138,609
Federal funds sold                                                            4,000,000       1,700,000
                                                                          -------------   -------------
     Cash and cash equivalents                                               19,199,410       6,590,025

Securities
     Available for sale (at fair value)                                      15,690,378      24,025,008
     Held to maturity (fair value of $475,885 at September 30, 2004 and
       $250,998 at December 31, 2003)                                           464,143         249,047
                                                                          -------------   -------------
       Total securities                                                      16,154,521      24,274,055

Loans held for sale                                                              56,800               0

Loans                                                                       164,894,498     149,950,085
Less: Allowance for loan losses                                               2,045,539       1,927,756
                                                                          -------------   -------------
     Net loans                                                              162,848,959     148,022,329

Federal Home Loan Bank stock                                                    425,000         425,000
Premises and equipment, net                                                   2,540,886       2,653,906
Accrued interest receivable                                                     649,463         620,138
Other assets                                                                  1,497,735       1,518,689
                                                                          -------------   -------------
           Total assets                                                   $ 203,372,774   $ 184,104,142
                                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                 $  15,751,213   $  13,122,112
     Interest bearing                                                       153,155,782     137,045,341
                                                                          -------------   -------------
           Total deposits                                                   168,906,995     150,167,453

Federal funds purchased and repurchase agreements                            11,480,726      11,915,282
Federal Home Loan Bank advances                                               6,000,000       6,000,000
Notes payable                                                                 3,200,000       2,550,000
Accrued expenses and other liabilities                                          657,480         835,705
                                                                          -------------   -------------
           Total liabilities                                                190,245,201     171,468,440

Shareholders' equity
     Preferred stock, no par value 1,000,000
        Shares authorized, none issued                                                0               0
     Common stock, no par value; 9,000,000 shares authorized;
       2004 & 2003-1,430,000 shares issued                                   12,922,314      12,922,314
     Retained earnings (accumulated deficit)                                    189,547        (303,864)
     Accumulated other comprehensive income                                      15,712          17,252
                                                                          -------------   -------------
     Total shareholders' equity                                              13,127,573      12,635,702
                                                                          -------------   -------------
     Total liabilities and shareholders' equity                           $ 203,372,774   $ 184,104,142
                                                                          =============   =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months   Three Months   Nine Months     Nine Months
                                                           Ended          Ended          Ended           Ended
                                                       September 30,  September 30,  September 30,   September 30,
                                                            2004           2003          2004            2003
                                                       -------------  -------------  -------------   -------------
Interest and dividend income
   Loans, including fees                                $ 2,451,752    $ 2,283,122    $ 7,053,402     $ 6,893,526
   Securities and FHLB dividends                            153,639        201,639        453,946         674,942
   Federal funds sold and other income                          626            780         25,920          19,706
                                                        -----------    -----------    -----------     -----------
     Total interest income                                2,606,017      2,485,541      7,533,268       7,588,174
Interest expense
   Deposits                                                 784,030        803,792      2,410,341       2,591,671
   Repurchase agreements, federal funds purchased,
    and other debt                                           48,617         46,990        102,915         181,092
   Federal Home Loan Bank advances and notes payable        127,327        129,707        371,168         392,134
                                                        -----------    -----------    -----------     -----------
     Total interest expense                                 959,974        980,489      2,884,424       3,164,897
                                                        -----------    -----------    -----------     -----------
NET INTEREST INCOME                                       1,646,043      1,505,052      4,648,844       4,423,277
Provision for loan losses                                   182,374         94,347        397,648         456,337
                                                        -----------    -----------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,463,669      1,410,705      4,251,196       3,966,940

Noninterest income
   Service charges on deposit accounts                      160,392        143,334        487,611         418,852
   Mortgage loan referral fees                               10,977         13,432         46,556          25,818
   Gain on sale of loans                                      7,141         41,410         21,729         158,088
   Gain (loss) on disposition of securities                       0              0         (6,600)         62,681
   Other                                                     56,883         48,095        176,871         162,864
                                                        -----------    -----------    -----------     -----------
     Total noninterest income                               235,393        246,271        726,167         828,303
Noninterest expense
   Salaries and employee benefits                           801,130        767,888      2,372,080       2,289,675
   Occupancy                                                 74,931         71,117        229,581         221,570
   Furniture and equipment                                   91,039        111,867        273,489         339,399
   Advertising                                                5,622         14,768         44,803          55,037
   Data processing                                           75,622         74,228        231,770         221,872
   Professional services                                    124,049         79,106        337,179         224,909
   Other                                                    267,496        261,180        739,121         772,529
                                                        -----------    -----------    -----------     -----------
     Total noninterest expense                            1,439,889      1,380,154      4,228,023       4,124,991
                                                        -----------    -----------    -----------     -----------
INCOME BEFORE FEDERAL INCOME TAXES                          259,173        276,822        749,340         670,252
Federal income tax expense/(benefit)                         89,127         93,751        255,929        (160,965)
                                                        -----------    -----------    -----------     -----------
NET INCOME                                              $   170,046    $   183,071    $   493,411     $   831,217
                                                        ===========    ===========    ===========     ===========
Comprehensive income                                    $   362,211    $     2,423    $   491,871     $   543,759
                                                        ===========    ===========    ===========     ===========
Weighted average shares outstanding                       1,430,000      1,430,000      1,430,000       1,403,626
                                                        ===========    ===========    ===========     ===========
Diluted average shares outstanding                        1,465,139      1,431,804      1,465,171       1,403,626
                                                        ===========    ===========    ===========     ===========
Basic earnings per share                                $      0.12    $      0.13    $      0.35     $      0.59
                                                        ===========    ===========    ===========     ===========
Diluted earnings per share                              $      0.12    $      0.13    $      0.34     $      0.59
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

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                        Accumulated
                                                                       Accumulated         Other           Total
                                                        Common          Earnings       Comprehensive   Shareholders'
                                        Shares          Stock           (Deficit)      Income (Loss)       Equity
                                       ---------     -------------    -------------    ------------    -------------
BALANCE AT JANUARY 1, 2003             1,330,000     $ 12,123,585     $ (1,367,911)    $    310,199    $ 11,065,873

Proceeds from sale of stock,
  net of offering costs                  100,000          798,729                                           798,729

Comprehensive income:
  Net Income                                                               831,217                          831,217
  Unrealized loss on securities
     available-for-sale, net                                                               (287,458)       (287,458)
                                                                                                       ------------
       Total comprehensive income                                                                           543,759

                                       ---------     ------------     ------------     ------------    ------------
BALANCE, SEPTEMBER 30, 2003            1,430,000     $ 12,922,314     $   (536,694)    $     22,741    $ 12,408,361
                                       =========     ============     ============     ============    ============
BALANCE AT JANUARY 1, 2004             1,430,000     $ 12,922,314     $   (303,864)    $     17,252    $ 12,635,702

Comprehensive income:
  Net income                                                               493,411                          493,411
  Unrealized loss on securities
     available-for-sale, net                                                                 (1,540)         (1,540)
                                                                                                       ------------
       Total comprehensive income                                                                           491,871
                                       ---------     ------------     ------------     ------------    ------------

BALANCE AT SEPTEMBER 30, 2004          1,430,000     $ 12,922,314     $    189,547     $     15,712    $ 13,127,573
                                       =========     ============     ============     ============    ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months      Nine Months
                                                                      Ended            Ended
                                                                  September 30,    September 30,
                                                                      2004             2003
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                   $    493,411     $    831,217
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                     397,648          456,337
         Depreciation and amortization                                 348,620          265,872
         Net (accretion)/amortization of securities                     67,339           56,399
         Net realized (loss) gain on disposition of securities           6,600          (62,681)
         Net realized gain on sale of loans                            (21,729)        (158,088)
         Loan originations                                          (2,112,200)     (14,681,710)
         Proceeds from loan sales                                    2,077,129       14,796,398
         Net change in:
              Accrued interest receivable and other assets              (7,577)        (917,915)
              Accrued interest payable and other liabilities          (178,226)         115,998
                                                                  ------------     ------------
                  Net cash from operating activities                 1,071,015          701,827

CASH FLOWS FROM INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Sales                                                       7,678,458        2,271,377
         Maturities, prepayments and calls                           7,212,490       29,401,506
         Purchases                                                  (6,631,632)     (31,248,694)
     Activity in held-to-maturity securities
         Maturities                                                     28,571            8,571
         Purchases                                                    (244,625)               0
     Loan originations and payments, net                           (15,224,278)      (5,139,044)
     Additions to premises and equipment                              (235,600)         (12,838)
                                                                  ------------     ------------
              Net cash used in investing activities                 (7,416,616)      (4,719,122)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                         18,739,542        9,072,015
     Net change in federal funds purchased and
       repurchase agreements                                          (434,556)      (1,761,149)
     Federal Home Loan Bank advance activity:
         New advances                                                        0        2,000,000
     Note payable activity:
         New advances on LaSalle line of credit                      3,200,000                0
         New subordinated note                                         400,000                0
         Repayment of subordinated debt                             (2,950,000)      (1,050,000)
     Net proceeds from stock offering                                        0          798,729
                                                                  ------------     ------------
         Net cash from financing activities                         18,954,986        9,059,595
                                                                  ------------     ------------

Net change in cash and cash equivalents                             12,609,385        5,042,300
Beginning cash and cash equivalents                                  6,590,025        2,781,994
                                                                  ------------     ------------

ENDING CASH AND CASH EQUIVALENTS                                  $ 19,199,410     $  7,824,294
                                                                  ============     ============
Supplemental cash flow information:
     Cash paid during the period for Interest                     $  2,848,947     $  3,198,809

     Cash paid for federal income tax                             $    305,000     $    240,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2004 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2003. Some items in the prior year financial statements were reclassified to conform to the current presentation.

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

                                                Three Months    Three Months   Nine Months    Nine Months
                                                    Ended          Ended         Ended           Ended
                                                September 30,  September 30,  September 30,  September 30,
                                                    2004          2003            2004            2003
                                                -------------  -------------  -------------  -------------
Net income as reported                           $   170,046    $   183,071    $   493,411    $   831,217
Deduct: stock-based compensation expense
     determined under fair value based method          5,726         52,687         17,180         66,006
                                                 -----------    -----------    -----------    -----------
Pro forma net income                                 164,320        130,384        476,231        765,211

Basic earnings per share as reported             $       .12    $      0.13    $       .35    $      0.59
Diluted earnings per share as reported           $       .12    $      0.13    $       .34    $      0.59
Pro forma basic earnings per share               $       .11    $      0.09    $       .33    $      0.55
Pro forma diluted earnings per share             $       .11    $      0.09    $       .33    $      0.55

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    STOCK COMPENSATION-continued

                                           2003       2002
Assumptions:
     Risk-free interest rate               3.61%      3.90%
     Expected option life                 8 years    7 years
     Expected stock price volatility        36%        40%
     Dividend yield                          0%         0%
     Computed fair value                   $4.88      $3.58

      No options have been granted in 2004.

3.    SECURITIES

      The following tables represent the securities held in the Company's portfolio at September 30, 2004 and at December 31, 2003:

                                                           Gross           Gross
                                       Amortized         Unrealized      Unrealized         Fair
      September 30, 2004                 Cost              Gains           Losses           Value
      ------------------              ------------     -------------    -------------    ------------
Available for sale:
  US Government and federal agency                     $          0     $    (96,618)    $  5,937,089
  Municipal securities                                       19,208           (1,719)         729,506
  Mortgage-backed securities                                108,363           (5,428)       9,023,783
                                                       ------------     ------------     ------------
                                                       $    127,571     $   (103,765)    $ 15,690,378
Held to maturity:
  Municipal securities                $    464,143     $     11,766     $        (24)    $    475,885

                                                         Gross       Gross
                                       Amortized      Unrealized   Unrealized        Fair
      December 31, 2003                   Cost          Gains        Losses          Value
      -----------------                ---------      ----------   -----------   ------------
Available for sale:
  US Government and federal agency                     $  11,454    $ (60,204)   $ 12,456,595
  Municipal securities                                    16,973       (3,598)        607,473
  Mortgage-backed securities                             102,318      (40,803)     10,960,940
                                                       ---------    ---------    ------------
                                                       $ 130,745    $(104,605)   $ 24,025,008
Held to maturity:
  Municipal securities                  $249,047       $   2,013    $     (62)   $    250,998

      Below is the schedule of maturities for investments held at September 30, 2004:

                               Available for Sale       Held to Maturity
                                     Fair           Amortized        Fair
                                    Value             Cost           Value
                               ------------------  -----------    -----------
Due in one year or less           $         -      $   163,979    $   164,228
Due from one to five years          5,533,460           55,747         56,386
Due in more than five years         1,133,135          244,417        255,271
Mortgage-backed                     9,023,783                0              0
                                  -----------      -----------    -----------

                                  $15,690,378      $   464,143    $   475,885
                                  ===========      ===========    ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    LOANS

      Loans increased $14,944,413 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 to September 30, 2004 were as follows:

                                                                                           Percent
                                      September 30, 2004         December 31, 2003         Increase/
                                     Balance           %          Balance         %       (Decrease)
                                   ------------      ------    ------------     ------    ----------
Commercial                         $ 76,571,546      46.40%    $ 65,576,958      43.7%      16.77%
Real Estate:
  Commercial                         54,741,892      33.17       50,440,113      33.6        8.53
  Residential                         6,927,135       4.20        6,213,613       4.1       11.48
  Construction                        2,051,453       1.24        3,109,574       2.1       34.03)
Consumer                             24,733,451      14.99       24,721,700      16.5        0.50
                                   ------------      -----     ------------     -----
                                    165,025,477      100.0%     150,061,958     100.0        9.97
                                   ------------      =====     ------------     =====
Less: allowance for loan losses       2,045,539                   1,927,756
     Net deferred loan fees             130,979                     111,873
                                   ------------                ------------
                                   $162,848,959                $148,022,329
                                   ============                ============

5.    ALLOWANCE FOR LOAN LOSSES

      The following is a summary of activity in the allowance for loan losses account for the three and nine-month periods ended September 30, 2004 and 2003:

                                 Three Months    Three Months    Nine Months     Nine Months
                                     Ended          Ended            Ended           Ended
                                   09/30/04        09/30/03        09/30/04        09/30/03
                                 ------------    ------------    -----------     -----------
Beginning Balance                $ 2,067,443     $ 2,004,119     $ 1,927,756     $ 1,898,983

Charge-offs
     Commercial                     (123,969)       (109,230)       (123,969)       (390,288)
     Real estate-commercial                -         (47,957)        (23,408)        (47,957)
     Real estate-residential               -               -               -               -
     Real estate-construction              -               -               -               -
     Consumer                        (85,928)        (21,191)       (161,157)       (170,619)
                                 -----------     -----------     -----------     -----------
Total Charge-offs                   (209,897)       (178,378)       (308,534)       (608,864)
Recoveries
     Commercial                          757           3,000           2,924          14,384
     Real estate-commercial                -               -           2,166         117,733
     Real estate-residential               -               -               -               -
     Real estate-construction              -               -               -               -
     Consumer                          4,862           8,547          23,579          53,062
                                 -----------     -----------     -----------     -----------
Total Recoveries                       5,619          11,547          28,669         185,179
Provision for loan losses            182,374          94,347         397,648         456,337
                                 -----------     -----------     -----------     -----------
Ending Balance                   $ 2,045,539     $ 1,931,635     $ 2,045,539     $ 1,931,635
                                 ===========     ===========     ===========     ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    DEPOSITS

      Deposit balances increased $18,739,542 since December 31, 2003. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2003 through September 30, 2004 were as follows:

                                                                               Percent
                             September 30, 2004       December 31, 2003        Increase/
                              Balance        %        Balance         %       (Decrease)
                           ------------    ------   ------------    ------    ----------
Non-interest bearing
   Demand                  $ 15,751,213      9.3%   $ 13,122,112      8.7%       20.0%
Interest bearing
   Checking                  24,918,994     14.8      24,888,664     16.6         0.1
   Money Market              30,143,304     17.8      33,131,065     22.1         9.0
   Savings                   14,636,152      8.7       7,877,790      5.3        85.8
   Time, under $100,000      21,608,340     12.8      21,458,624     14.3         0.7
   Time, over $100,000       61,848,992     36.6      49,689,198     33.1        24.5
                           ------------    -----    ------------    -----

Total Deposits             $168,906,995    100.0%   $150,167,453    100.0%
                           ============    =====    ============    =====

7.    SHORT-TERM BORROWINGS

      Only repurchase agreements were outstanding at both September 30, 2004 and December 31, 2003. Since year-end 2003, repurchase agreements decreased $434,556. The September 30, 2004 and December 31, 2003 information was as follows:

                                                Repurchase     Federal Funds
                                                Agreements       Purchased
                                               -----------     -------------
Outstanding at September 30, 2004              $11,480,726     $         0
    Average interest rate at period end               1.11%           0.00%
    Average balance during period                8,962,108       2,116,423
    Average interest rate during period               1.14%           1.66%
    Maximum month end balance during period     11,480,726       5,550,000

Outstanding at December 31, 2003               $11,915,282     $         0
    Average interest rate at year end                 1.11%           0.00%
    Average balance during year                 15,377,163       2,112,055
    Average interest rate during year                 1.28%           1.49%
    Maximum month end balance during year       20,166,404       6,200,000

8.    FEDERAL HOME LOAN BANK BORROWINGS

      The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At September 30, 2004, the Bank had assets with a market value of $9,539,958 pledged to the Federal Home Loan Bank to support

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    FEDERAL HOME LOAN BANK BORROWINGS-continued

      current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2004 and December 31, 2003 are:

                      Current     September 30,  December 31,
  Maturity Date    Interest Rate      2004            2003
  -------------    -------------  -------------  ------------
March 24, 2010         5.99         1,500,000      1,500,000
November 3, 2010       5.95         2,000,000      2,000,000
December 13, 2010      5.10         2,500,000      2,500,000
                                   ----------     ----------
                                   $6,000,000     $6,000,000

9.    NOTES PAYABLE

      On July 29, 2004, the Company secured a $5 million line of credit with LaSalle Bank National ("LaSalle"). Since that time the Company has drawn $3.2 million, the balance outstanding at September 30, 2004. The rate on the above note is floating and is officially defined as .35% under the LaSalle's prime rate. LaSalle's current prime rate is 4.75%. Interest is owed quarterly in arrears on the last business day of January, April, July, and October until the principal of this note is paid. The line is revolving and may be prepaid without any prepayment penalty. The maturity is August 1, 2005. The proceeds from the advances were used by the Company to repay $2.95 million of subordinated debt and to infuse capital into the Bank to maintain a level of capital which is considered well-capitalized according to the banking regulations. The Company pledged the capital stock of the Bank as collateral.

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

      A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2004 and December 31, 2003 follows:

10.   COMMITMENTS AND OFF-BALANCE SHEET RISK-continued

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 September 30,     December 31,
                                                    2004              2003
                                                 -------------     ------------
Unused lines of credit and letters of credit      $35,069,240      $29,932,589
Commitments to make loans                             106,760        1,225,715

      Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future borrowings.

11.   REGULATORY MATTERS

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. REGULATORY MATTERS-continued

    Actual capital levels and minimum required levels at September 30, 2004 for the Company and Bank were:

                                                                                   Minimum Required to
                                                                                   Be Well Capitalized
                                                           Minimum Required           Under Prompt
                                                             For Capital            Corrective Action
                                  Actual                  Adequacy Purposes            Provisions
                            ---------------------      -----------------------   -----------------------
                               Amount      Ratio           Amount        Ratio       Amount       Ratio
                            -----------    ------      -------------     -----   ------------     ------
September 30. 2004
Total Capital (Tier 1
and Tier 2) to
risk weighted assets
    Consolidated            $15,157,400     8.68%      $  13,970,965     8.00%   $ 17,463,706     10.00%
    Bank                     18,288,627    10.47          13,967,866     8.00      17,459,833     10.00
Tier 1 (Core) Capital
  weighted assets
    Consolidated             13,111,861     7.51           6,985,482     4.00      10,478,224      6.00
    Bank                     16,243,088     9.30           6,983,933     4.00      10,475,900      6.00
Tier 1 (Core) Capital
  average assets
    Consolidated             13,111,861     6.87           7,633,874     4.00       9,542,343      5.00
    Bank                     16,243,088     8.66           7,504,205     4.00       9,380,256      5.00

      The Bank was in the well-capitalized category at September 30, 2004. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio.

      The Company, on the other hand, was considered adequately capitalized at September 30, 2004 from a total capital to risk weighted assets ratio perspective. In September, the Company chose to utilize their LaSalle line of credit and to repay subordinated debt. The outstanding balance on the LaSalle line of credit has no benefit in calculating risk based capital ratios while subordinated debt was counted as tier two capital. The Company's regulatory capital classification does not affect the Bank's ability to solicit brokered deposits.

      See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank as well as plans for the Company's future total risk based capital ratio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through September 30, 2004 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2004 to that at December 31, 2003. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2004 as compared to the same periods of 2003. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets grew 10.5% since December 31, 2003 increasing $19.3 million to $203.4 million in the first nine months of 2004. Asset growth was funded by deposit growth and was reflected by an increase in loan volume as well as higher balances held at other financial institutions.

Cash and cash equivalents increased by $12.6 million to $19.2 million at September 30, 2004 from $6.6 million at December 31, 2003. This increase is mostly the result of an additional $10.0 million being held at other financial institutions. On September 30, due to a temporary increase in deposits, management chose to leave an additional $8.0 million in its Federal Reserve account overnight. Additionally, there was an increase of $2.3 in federal funds sold.

Securities held decreased $8.3 million since December 31, 2003. During the first quarter Management decided to liquidate four securities with a par value of $3.5 million and an average rate of 1.77% to create liquidity for potential loan growth. This transaction resulted in an $18,000 loss being recorded. In the second quarter Management approved and executed a security repositioning transaction, which resulted in a net gain of $11,000. In the deal, nine mortgage related securities totaling $4.4 million were sold and three new securities were purchased for $4.5 million. In addition to the gain, the earnings stream on the new securities is forecasted to be more stable and slightly higher. The remaining investment portfolio reduction of $4.9 million is the result of securities maturing, being called or receiving principal repayments. The proceeds were primarily used to fund loans.

Total loans climbed to $164.9 million at September 30, 2004 from $150.0 million at December 31, 2003. Of the $14.9 million increase experienced, nearly all occurred in the commercial and commercial real estate portfolio. There was net run off in the retail loan portfolio of $333,000. Presently, the commercial category of loans comprises 80% of the Bank's total loan portfolio. There are six commercial lenders on staff devoted to pursuing and originating these types of loans.

The rate of loan growth was 10% for the first nine months of the year. Management is pleased that loan volume is improving along with the local economy and remains optimistic about future opportunities.

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2004 have been included below:

                                         Within           Three to           One to            After
                                         Three            Twelve              Five              Five
                                         Months            Months            Years             Years             Total
                                      ------------      ------------      ------------      ------------      ------------
Commercial, financial and other       $ 21,383,167      $ 28,286,003      $ 24,567,704      $  2,203,693      $ 76,440,567
Real estate:
     Commercial                          8,867,260         9,328,480        36,424,508           121,644        54,741,892
     Residential                            49,889           163,925           931,658         5,781,663         6,927,135
     Construction                                -         1,948,527           102,926                 -         2,051,453
Installment loans to individuals         2,237,338         3,355,604        16,666,652         2,473,857        24,733,451
                                      ------------      ------------      ------------      ------------      ------------
                                      $ 32,537,654      $ 43,082,539      $ 78,693,448      $ 10,580,857      $164,894,498
                                      ============      ============      ============      ============      ============
Loans at fixed rates                  $  8,910,832      $  8,400,193      $ 47,428,742      $  7,049,410      $ 71,789,177
Loans at variable rates                 23,626,822        34,682,346        31,264,706         3,531,447        93,105,321
                                      ------------      ------------      ------------      ------------      ------------
                                      $ 32,537,654      $ 43,082,539      $ 78,693,448      $ 10,580,857      $164,894,498
                                      ============      ============      ============      ============      ============

At September 30, 2004, 56% of the Bank's loan portfolio was comprised of variable rate loans. Since December 31, 2003 the Bank's internal prime rate has increased by 25 basis points on three separate occasions-July 1, August 11 and September 22. Not only is new volume affected by higher rates, a significant portion of the Bank's variable rate loans reprice immediately following a rate change. Further increases to the Bank's internal prime rate are likely as the economy continues to strengthen. Higher rates on existing loans could translate into economic hardship for the customer and in extreme cases, losses for the Bank.

Although management (including the directors) places a high importance on credit quality, it is unrealistic to assume that there will be no losses incurred from the loan portfolio. To mitigate the risk, the Chief Lending Officer applies a consistent and reasonable methodology to determine the adequacy of the allowance for loan losses. The allocation is reviewed on a monthly basis and necessary adjustments are made to the provision and the allowance based on portfolio concentration levels, actual loss experience, past due balances and the financial condition of the borrowers. As such, we recorded provision for loan losses totaling $398,000 during the first nine months of 2004.

At September 30, 2004, the allowance totaled $2.0 million or 1.24% of gross loans outstanding. Management has determined that this is an appropriate level based on their review of the loan portfolio including comparison of allowance levels to those maintained by other institutions with similar, but seasoned loan portfolios. The allocation of the allowance at September 30, 2004 and December 31, 2003 were as follows:

                                                  September 30, 2004               December 31, 2003
                                            -----------------------------    ---------------------------
                                                             Percent of                     Percent of
                                                              Allowance                      Allowance
                                                             Related to                     Related to
Balance at End of Period Applicable to:        Amount       Loan category     Amount       Loan category
---------------------------------------     -----------     -------------    ----------    -------------
Commercial                                  $ 1,099,253          53.7%       $  996,728         51.7%
Real estate:
     Commercial                                 608,745          29.7           576,778         29.9
     Residential                                 34,636           1.7            30,708          1.6
     Construction                                23,592           1.2            35,760          1.9
Consumer                                        279,313          13.7           287,782         14.9
Unallocated                                           0           0.0                 0          0.0
                                            -----------         -----        ----------        -----
Total                                       $ 2,045,539         100.0%       $1,927,756        100.0%
                                            ===========         =====        ==========        =====

A portion of the adequacy of the allowance takes into consideration the past due loans in the portfolio. Below is a table, which details the past due balances at September 30, 2004 compared to those at year-end 2003 and the corresponding change related to those two periods.

                            September 30,      December 31,
  Loans Past due:               2004              2003          Increase (Decrease)
  ---------------           -------------      ------------     -------------------
30-59 days                    $ 449,000         $ 774,000            ($ 325,000)
60-89 days                    $ 336,000         $ 130,000             $ 206,000
90 days and greater           $ 309,000         $ 116,000             $ 193,000
Non accrual notes             $ 410,000         $ 844,000            ($ 434,000)

Notes past due 60-89 days increased $206,000 from year-end 2003 to September 30, 2004. The entire 60-89 days past due balance at year-end 2003 was comprised of retail loans. Having no commercial loans past due 60-89 days on December 31, 2003 was highly unusual. The entire $206,000 rise in total loans past due 60-89 days was comprised of one commercial loan. The customer is in the process of selling his business and intends to pay off the entire balance of the note from the proceeds of the sale.

Loans past due 90 days or more rose $193,000. The increase is essentially related to three notes. In all cases the lenders are actively pursuing payment. During the month of October, all three notes had posted payments but none of the payments were large enough to bring the balance, in any case, to a current status. At this time, it is difficult to assess if these notes will ever reach a performing status.

At September 30, 2004, the Bank had nine non-accrual loans. The Bank reported eleven non-accrual loans at the end of December 2003. One of the non-accrual loan on September 30, 2004 has a specific allocation in the allowance for loan losses and is likely to be charged off by the end of 2004. There were net charge-offs of $280,000 recorded for the first nine months of 2004 compared to $424,000 for the same period in 2003.

Deposit balances were $168.9 million at September 30, 2004 up from $150.2 million at December 31, 2003. The increase in savings balances accounted for 36% of the overall change in total deposits for the first nine months of 2004. As discussed in the Company's annual report on Form 10-KSB for the period ended December 31, 2003, the Bank has continued with its plan to transfer customers from the repurchase product into the new Premium Sweep product. This activity primarily affects the Bank's savings balances. Since year-end 2003 the balances in the Premium Sweep have increased $6.1 million and there are seven newly transferred customers. As existing customers transfer out of the repurchase product into Premium Sweep, the Bank is able to reduce its investment portfolio and use the proceeds to fund loans thus improving its interest income.

Time deposit balances increased 25%, or $12.3 million since year-end 2003. Brokered deposit increases were $7.9 million of the above total. In spite of this increase, the brokered deposit concentration level remained essentially the same on September 30, 2004 compared to year-end 2003. The concentration of brokered deposits was 31% at year-end 2003 compared to 32% at September 30, 2004. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. Since opening, the Bank has had the opportunity to grow loans at a much faster pace than local deposits. In this case, management has chosen not to sacrifice the opportunity to grow loans even when it means using a non-local resource such as brokered deposits. There is an internal policy limit on the concentration level of brokered deposits to total deposits that is monitored closely. It remains a goal of management to actively work towards reducing brokered deposit concentration levels as the Bank matures.

Repurchase agreements and federal funds purchased decreased 3.65%, or $435,000 since December 31, 2003. Since there were no Federal funds purchased on either September 30, 2004 or on December 31, 2003, the entire decline is in the repurchase balances. Although seven repurchase customers have transferred into the Premium Sweep product (discussed above) since year-end 2003, the remaining repurchase customers held higher balances between the two periods. The higher existing customer account balances made the net effect of the transfers by the seven customers appear relatively small.

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both September 30, 2004 and December 31, 2003. All three putable advances are eligible for conversion to a floating rate at the option of the FHLB. The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term however as interest rates continue to rise the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment fee.

As of September 30, 2004, the Company had notes payable of $3.2 million. The entire balance outstanding is owed to LaSalle. A majority of the proceeds were used to pay off subordinated debt (borrowings from some of its current and past directors and Community Shores LLC) of $2.95 million. An additional $250,000 was borrowed in the third quarter and contributed as capital to the Bank. The equity contribution ensured that the Bank ended the quarter with a well-capitalized regulatory capital ratio. The note evidencing the borrowing bears interest at a floating rate of 35 basis points below LaSalle's prime lending rate, which is currently 4.75%. The line has a one-year maturity. Interest payments are due quarterly on the last business day of the month following a quarter end. The next scheduled interest payment is due on January 31, 2005. The Company pledged the capital stock of the Bank as collateral.

The substitution of the LaSalle line of credit for subordinated debt was an effort to save money in the short term while the Company pursues longer-term funding. Although the subordinated notes counted as tier two capital for the calculation of the total risk based capital to net risk weighted assets ratio, they were accruing interest at 150 basis points above the prime lending rate. Unlike the subordinated debt, the LaSalle line of credit does not count as capital for regulatory capital purposes. It is management's intention to pursue longer-term funding that will count as capital and return the Company to a well-capitalized total capital to net risk weighted assets position in the future. Longer-term funding may bear interest at a rate higher than the LaSalle line of credit.

RESULTS OF OPERATIONS

The net income for the first nine months of 2004 was $493,000 down from the net income of $831,000 recorded in the first three quarters of 2003. The corresponding diluted earnings per share were $.34 for the first nine months of 2004 and $.59 for the similar period in 2003. The decline in earnings of $338,000 in the first three quarters of 2004 represented a decrease of 41% between the two periods. A substantial factor in 2003's earnings was the recognition of a tax benefit of $327,000 in the first quarter as management determined the Company no longer needed to carry a valuation allowance with respect to the future tax benefit of temporary differences. Since the second quarter of 2003, the consolidated earnings of the Company have been fully taxable at a rate of 34%.

Net income for the third quarter of 2004 was $170,000 while income for the same period in 2003 was $183,000. The Company's third quarter earnings declined $13,000 or 7% from 2003 to 2004. While net interest income improved as a result of the recent increases in the prime lending rate, the provision for loan losses and non-interest expense were higher between the two periods.

For the third quarter and first nine months of 2004, the annualized return on the Company's average total assets was .34% and .36% respectively. The Company's annualized return on average equity was 5.29% for the third quarter of 2004 and 5.11% for the first nine months.

The ratio of average equity to average assets was 6.91% for the third quarter and 6.74% for the first nine months of 2004. The Company's retained earnings were $190,000 at September 30, 2004 compared to a retained deficit of $304,000 at December 31, 2003.

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

                                                                    Nine months ended September 30:
                                           --------------------------------------------------------------------------------------
                                                            2004                                        2003
                                           ----------------------------------------     -----------------------------------------
                                             Average                      Average          Average                      Average
                                             Balance        Interest     Yield/Rate        Balance       Interest      Yield/Rate
                                           ------------   ------------   ----------     ------------   ------------    ---------
Assets
    Federal funds sold and interest-
      bearing deposits with banks          $  3,703,736   $     25,920      0.93%          2,389,829   $     19,706        1.10%
    Securities (including FHLB stock)        18,307,571        453,946      3.31          26,129,019        674,942        3.44
    Loans(1)                                160,884,128      7,053,402      5.85         148,298,434      6,893,526        6.20
                                           ------------   ------------    ------        ------------   ------------      ------
                                            182,895,435      7,533,268      5.49         176,817,282      7,588,174        5.72
    Other assets                              7,951,420                                    6,780,167
                                           ------------                                 ------------
                                           $190,846,855                                 $183,597,449
                                           ============                                 ============
Liabilities and Shareholders' Equity
    Interest bearing deposits              $142,736,414      2,410,341      2.25        $131,406,435   $  2,591,671        2.63
    Federal funds purchased and
        repurchase agreements                11,078,531        102,915      1.24          17,843,903        181,092        1.35
    Note Payable and Federal Home
        Loan Bank Advances                    8,819,526        371,168      5.61           9,976,557        392,134        5.24
                                           ------------   ------------    ------        ------------   ------------      ------
                                            162,634,471      2,884,424      2.36         159,226,895      3,164,897        2.65
                                                          ------------                                 ------------
    Non-interest bearing deposits            14,678,954                                   11,584,244
    Other liabilities                           670,820                                      731,466
    Shareholders' Equity                     12,862,610                                   12,054,844
                                           ------------                                 ------------
                                           $190,846,855                                 $183,597,449
                                           ============                                 ============
Net interest income                                       $  4,648,844                                 $  4,423,277
                                                          ============                                 ============
Net interest spread on earning assets                                       3.13%                                          3.07%
                                                                          ======                                         ======
Net interest margin on earning assets                                       3.39%                                          3.34%
                                                                          ======                                         ======
Average interest-earning assets to Average
interest-bearing liabilities                                              112.46%                                        111.05%
                                                                          ======                                         =====

The net interest spread on average earning assets increased 6 basis points to 3.13% since September 30, 2003. The net interest margin was 3.39% for the first nine months of 2004 improving 5 basis points compared to the net interest margin for the same period in 2003. Year to date net interest income was $4.6 million in 2004 compared to a figure of $4.4 million for the same nine months in 2003, an increase of $226,000 or 5.10%.

The average rate earned on interest earning assets was 5.49% for the nine months ended September 30, 2004 compared to 5.72% for the same period in 2003. The main contributing factor was a 35 basis point decrease in the yield on loans, the Bank's largest earning asset category. A portion of the decrease can be attributed to differences in the Bank's internal prime

------------------

(1) Includes loans held for sale and non- accrual loans.

rate. Another factor which effects the rates of existing customers is the competitive local marketplace. During the prolonged, low rate environment many fixed rate customers obtained lower rate offers from other banks in the area and in turn requested matching rates from Community Shores Bank. All rate reductions granted to retain a loan relationship adversely affect the overall yield on the portfolio. Management carefully considers each request and takes into account the total relationship at stake (loan and deposits).

The outlook for loan yields and interest income is positive as a result of the Bank's 75 basis point increase to internal prime rate since December 31, 2003. As discussed earlier, this will not only affect a significant portion of the existing portfolio it will affect new loan relationships. Since rates do not normally shift in a parallel manner, the Bank is likely to benefit from the additional interest income for a period of time without experiencing an equal increase in its cost of funds. The benefit derived should be evident in a increasing net interest margin.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased 9% for the first nine months of 2004 compared to the first nine months of 2003. Total interest expense was $2.9 million for the nine-month period ending September 30, 2004, which was a $280,000 reduction over the total recorded for the first nine months of 2003. The favorable change in the yield paid on interest bearing liabilities and repurchase agreements was responsible for the lower cost of funds. The average rate paid on interest-bearing products in the first nine months of 2004 was 38 basis points less than what was paid for the same period one year earlier. The rate paid to repurchase agreement customers declined 11 basis points between the similar periods. The rate environment is changing and it is likely that the Bank will need to increase its rates on deposits in the near future. As always, local competitors' deposit rates will be closely monitored and offering rates will be increased as deemed appropriate.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2004 and 2003 is in the table below. An analysis of the net interest income shows that the Bank had $4.2 million more earning assets (mostly loans) on its books at the end of September 2004 as compared to the similar quarter in 2003 and as a result was able to increase interest income. Additionally, the interest expense paid on interest bearing liabilities was decreased. As such, net interest income improved by $141,000. As a result of this positive outcome, there was an increase in the Bank's net interest margin of 24 basis points. Another contributing factor to increased interest income is the 41 basis point difference in the prime lending rate that existed between the two periods.

Future increases to the Bank's internal prime lending rate are likely and are expected to continue to have a positive effect on net interest income and net interest margin as long as the local marketplace allows rates paid on deposits to continue to lag increases to the prime lending rate.

                                                                       Three months ended September 30:
                                             -----------------------------------------------------------------------------------
                                                             2004                                       2003
                                             --------------------------------------    -----------------------------------------
                                                Average                  Average          Average                      Average
                                                Balance       Interest   Yield/Rate       Balance        Interest     Yield/Rate
                                             -------------   ----------  ----------    --------------   ----------    ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks            $     222,444   $      626     1.13%      $      729,584    $     780       0.43%
    Securities (including FHLB stock)           16,835,080      153,639     3.65           26,705,189      201,639       3.02
    Loans (1)                                  164,041,072    2,451,752     5.98          149,459,855    2,283,122       6.11
                                             -------------   ----------   ------       --------------   ----------     ------
                                               181,098,596    2,606,017     5.76          176,894,628    2,485,541       5.62
    Other assets                                 6,550,480                                  7,805,796
                                             -------------                             --------------
                                             $ 187,649,076                             $  184,700,424
                                             =============                             ==============
Liabilities and Shareholders' Equity
    Interest bearing deposits                $ 137,027,542   $  784,030     2.29       $  131,338,660    $ 803,792       2.45
    Federal funds purchased and
        repurchase agreements                   13,586,778       48,617     1.43           16,343,910       46,990       1.15
    Note Payable and Federal Home
        Loan Bank Advances                       8,952,717      127,327     5.69           10,550,000      129,707       4.92
                                             -------------   ----------   ------       --------------   ----------     -----
                                               159,567,037      959,974     2.41          158,232,570      980,489       2.48
                                                             ----------                                 ----------
    Non-interest bearing deposits               14,480,870                                 13,173,021
    Other liabilities                              641,680                                    902,359
    Shareholders' Equity                        12,959,489                                 12,392,474
                                             -------------                             --------------
                                             $ 187,649,076                             $  184,700,424
                                             =============                             ==============
Net interest income                                          $1,646,043                                 $1,505,052
                                                             ==========                                 ==========
Net interest spread on earning assets                                       3.35%                                        3.15%
                                                                          ======                                       ======
Net interest margin on earning assets                                       3.64%                                        3.40%
                                                                          =======                                      ======
Average interest-earning assets to Average
interest-bearing liabilities                                              113.49%                                      111.79%
                                                                          =======                                      ======

The third quarter net interest margin includes the positive effect of the three 25 basis point increases to the Bank's internal prime lending rate mentioned above. The most recent increase occurring on September 22 had relatively little impact on the results of the quarter. Nonetheless, the net interest margin improved to 3.64%.

As internal prime rate increases and an increased cost of funds continue being a possibility, asset liability management continues to be an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Bank's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate,

--------------------------
(1) Includes loans held for sale and non-accrual loans.

differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at September 30, 2004 were:

                                                               Interest Rate Sensitivity Period
                                            Within        Three to          One to        After
                                            Three          Twelve            Five         Five
                                            Months         Months           Years         Years          Total
                                         ------------   ------------    ------------   ------------   ------------
Earning assets
  Interest-bearing deposits
       In other financial institutions   $    405,286   $          0    $          0   $          0   $    405,286
  Federal funds sold                        4,000,000              0               0              0      4,000,000
  Securities (including FHLB stock)         1,872,654      1,549,012       9,778,071      3,379,784     16,579,521
  Loan held for sale                                0              0               0         56,800         56,800
  Loans                                   104,483,296     10,114,004      46,562,928      3,734,270    164,894,498
                                         ------------   ------------    ------------   ------------   ------------
                                          110,761,236     11,663,016      56,340,999      7,170,854    185,936,105
Interest-bearing liabilities
  Savings and checking                     69,698,450              0               0              0     69,698,450
  Time deposits <$100,000                   4,250,778      8,072,408       9,285,154              0     21,608,340
  Time deposits >$100,000                   5,356,359     25,051,569      31,441,064              0     61,848,992
  Repurchase agreements and
       Federal funds purchased             11,480,726              0               0              0     11,480,726
  Notes payable and Federal Home
       Loan bank advances                   9,200,000              0               0              0      9,200,000
                                         ------------   ------------    ------------   ------------   ------------
                                           99,986,313     33,123,977      40,726,218              0    173,836,508
Net asset (liability) repricing gap      $ 10,774,923   $(21,460,961)   $ 15,614,781   $  7,170,854   $ 12,099,597
                                         ============   ============    ============   ============   ============
Cumulative net asset (liability)
        Repricing gap                    $ 10,774,923   $(10,686,038)   $  4,928,743   $ 12,099,597
                                                        ============    ============   ============

Currently the Bank has a negative twelve-month repricing gap, which indicates that the Bank is somewhat liability sensitive. A liability sensitive position typically implies that increases to the national federal funds rate would potentially have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the internal prime rate goes up by 25 basis points and every interest earning asset and interest bearing liability on the Bank's September 30, 2004 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets over the next twelve months. It is not typically the case that rate adjustments occur identically on both sides of the balance sheet in either a rising or declining rate environment.

The provision for loan losses for the third quarter and the first nine months of 2004 were $182,000 and $398,000 compared to figures of $94,000 and $456,000 for the same periods in 2003. During the third quarter of 2004 net new loans booked were $4.12 million compared to a net decrease in loans of $4.0 million for the similar period in 2003. In addition to differences in the volume of loans, there was also $37,000 more net charge offs between the third quarter of 2004 and the similar quarter in 2003. These two factors contributed to the differences in the provision expense between the two quarterly periods. The nine-month expense actually declined between 2003 and 2004. The main difference is in the level of net charge-offs between the two periods. There were $144,000 more net charge-offs in the first nine months of 2003 compared to 2004.

Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the third quarter totaled $235,000 and represented a decrease of 4% compared to last year's third quarter. Between the two periods, mortgage related fees decreased by $37,000 but was mostly offset by increases in service charge income.

Through September 30, 2004, non-interest income was $726,000 compared to a figure of $828,000 for the first nine months of 2003. The decline is the result of lower mortgage related fee income and less favorable security transaction outcomes being somewhat offset by additional service charge income. Service charge income was $69,000 higher for 2004's first nine months compared to the similar period in 2003. Substantially all of the increase was related to non-sufficient funds charges. Management made an operational change late in 2003 in the way the fees are systematically assessed. It is believed that fee income of this type will continue to increase in future quarters due to anticipated growth in the number of deposit accounts.

On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $68,000 compared to $184,000 being recorded through September 30 of 2003, a decrease of 63%. As the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates in the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that in spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases. However, this source of non-interest income is likely to be lower in the remaining quarter of 2004 as compared to the similar quarter of 2003.

During the first nine months of 2003 four securities were sold for a gain of $63,000. Conversely, the security transactions (discussed in Financial Condition) in the first nine months of 2004 resulted in a loss of $7,000. The $70,000 difference in these outcomes contributed to lower non-interest income between the nine month periods.

Non-interest expenses for the first nine months of 2004 were $4.2 million compared to a total of $4.1 million for 2003, a relatively insignificant increase. The third quarter non-interest expense total was $1.4 million for both 2003 and 2004. Although the totals in both cases are comparable there were some notable variances among the individual categories.

There were additional full-time equivalent employees when comparing both the third quarter and year to date salary and benefit expenses to the similar periods in 2003. These extra staff members resulted in modest increases to salaries and benefits expense. The third quarter of 2004 increased 4.3% over 2003 while the first nine months of 2004 increased 3.6%. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint.

Furniture and equipment expenses have decreased 19% in the third quarter and first nine months of 2004 compared to the similar periods in 2003. This category is comprised mainly of depreciation expense. A significant portion of the office equipment that was purchased when the Bank opened in 1999 became fully depreciated at the end of 2003. The Bank has not found it necessary to extensively replace these fully depreciated assets however it is likely that the Bank will increase its capital expenditures in order to enhance its level of service to its customers. Enhanced customer service capabilities help the Bank compete with large regional banks in the local marketplace.

For both the third quarter and first nine months of 2004, professional services expenses were increased over 50% when compared to the comparable periods in 2003. The expense for the first nine months of 2004 was $337,000 compared to $225,000 for the first nine months of 2003. The third quarter expenses in 2004 totaled $124,000 compared to a total of $79,000 in 2003's third quarter. Additional accounting and legal fees associated with Sarbanes-Oxley Act compliance are ongoing and expected. An additional source of the increase is legal fees relating to a review and strengthening of the Bylaws and Articles of Incorporation of both the Company and the Bank. Consulting fees, also included in this category, increased by $41,000 between the first three quarters of 2004 and that of 2003. Late in 2003, management, with the approval of the Audit Committee, contracted with a firm to provide market research and analysis assistance to management that will be an important element of the Bank's long term strategic plan.

The line item showing other non-interest expenses for the first nine months of 2004 has decreased $33,000 compared to the same period in 2003. The most significant item supporting the decrease was a reduction in correspondent bank service charges of $15,000. The Bank adopted a different cash management program since the fourth quarter of 2003. The reduction in fees is most noticeable during periods of inflated liquidity. In the first five months of 2004 the Bank held the seasonal deposits of several public fund customers increasing its balances at the primary correspondent account and decreasing service charges expenses.

During the first quarter of 2003, management concluded that the Company's valuation allowance for deferred tax assets was no longer needed, resulting in a net federal tax benefit of $327,000 being recognized. Since that time the Company has recorded federal tax expense on its earnings. The first nine months of 2004 shows a federal tax expense of $256,000, an effective tax rate of 34%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2004 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On July 23, 2004, the Company entered into a revolving loan agreement with LaSalle Bank National Association. The Company may borrow up to $5.0 million under the agreement. The borrowings may be prepaid in whole or in part at any time. The outstanding principal has a maturity of no later than August 1, 2005. The outstanding principal bears interest at a rate of 35 basis points below LaSalle Bank National Association's prime lending rate, which is currently 4.75%. Interest is payable quarterly, in arrears, commencing on October 31, 2004 and continuing on the last day of each January, April, July and October. The Company pledged 100% of the issued and outstanding capital stock of the Bank to secure repayment under the borrowings.

Since the establishment of this credit agreement, the Company has made two draws. On August 19, 2004 and September 30, 2004, the Company drew $1.4 million and $1.8 million, respectively. The total principal at September 30, 2004 was $3.2 million.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit No.                 EXHIBIT DESCRIPTION
-----------                 -------------------

   3.1        Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 10-QSB.

   3.2        Bylaws of the Company are incorporated by reference to exhibit
              3.2 of the Company's December 31, 2003 10-KSB.

   3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

   10.1 Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank National Association dated July 23, 2004.

   10.2 Revolving Credit Note issued to LaSalle Bank National Association by Community Shores Bank Corporation dated July 23, 2004.

   10.3 Pledge and Security Agreement between Community Shores Bank Corporation and LaSalle Bank National Association dated July 23, 2004.

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

   32.1       Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2       Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

                          COMMUNITY SHORES BANK CORPORATION

                          By: /s/ Jose' A. Infante
                              --------------------------------
                          Jose' A. Infante
                          Chairman of the Board, President and Chief
                            Executive Officer (principal executive officer)

                          By: /s/ Tracey A. Welsh
                              --------------------------------
                          Tracey A. Welsh
                               Senior Vice President, Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)

                                EXHIBIT INDEX

EXHIBIT NO.                  EXHIBIT DESCRIPTION
-----------                  -------------------

   3.1         Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 10-QSB.

   3.2         Bylaws of the Company are incorporated by reference to exhibit
               3.2 of the Company's December 31, 2003 10-KSB.

   3.3 First Amendment to the Bylaws of the Company dated December 19, 2001 is incorporated by reference to exhibit 3.3 of the Company's March 31, 2002 10-QSB.

   10.1 Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank National Association dated July 23, 2004.

   10.2 Revolving Credit Note issued to LaSalle Bank National Association by Community Shores Bank Corporation dated July 23, 2004.

   10.3 Pledge and Security Agreement between Community Shores Bank Corporation and LaSalle Bank National Association dated July 23, 2004.

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