Form 10KSB
period 2004-12-31
COMMUNITY SHORES BANK CORP
filed 2005-03-31
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                  FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

          For the fiscal year ended December 31, 2004      Commission File
                                                           No.000-51166

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

                                  COMMON STOCK
                                 --------------
                                 Title of Class

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenue for its most recent fiscal year was approximately $11,291,000.

      The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $14,408,000 as of February 28, 2005; based on the average of the closing bid and asked prices ($12.73) on that date.

      As of March 5, 2005, 1,432,800 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II   Portions of 2004 Annual Report to the Shareholders of the
                 issuer.

Part III Portions of the Proxy Statement of the issuer for its May 12, 2005 Annual Meeting

Transitional Small Business Disclosure Format     YES [ ]   NO [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Community Shores Bank Corporation ("the Company"), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the "Bank"). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial and consumer purposes. The Bank formed Community Shores Mortgage Company (the "Mortgage Company") on March 1, 2002. The Mortgage Company, a wholly owned subsidiary of the Bank, originates both commercial and residential real estate loans. Most fixed rate residential real estate loans originated are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company's portfolio are serviced by the Bank pursuant to a servicing agreement. On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services ("CS Financial Services"). In addition to a 1.86% ownership of the Michigan Bankers Insurance Center, LLC, CS Financial Services receives referral fee income from a local insurance agency, Lead Financial. Lead Financial offers among other things employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lead Financial as a result of a referral made by CS Financial Services. In December of 2004, the Company formed Community Shores Capital Trust I, a Delaware business trust. The Trust is administered by a Delaware trust company, and three individual administrative trustees who are employees and officers of the Company. The Trust was established for the purpose of issuing and selling its preferred securities and common securities and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the Company. A majority of the net proceeds received by the Company was used to pay down the outstanding balance on the Company's line of credit. The remaining proceeds are expected be used to contribute capital to the Bank as well as support the general operating expenses of the Company including the debt service. As of year-end 2004, the Company had total consolidated assets of $194 million.

Significant events in 2004 included the Company achieving its fourth fully profitable year of operations. For 2004, fully diluted earnings per share of the Company were $.55. Year over year earnings per share decreased 27%. The decrease is directly related to the tax benefit of $327,000, which was realized in 2003 when the Company eliminated its valuation allowance on temporary tax differences. No similar tax benefit was realized in 2004 and earnings were taxed at a rate of 34%. In spite of the bottom line impact of these tax differences, pre-tax earnings increased by 19% between 2003 and 2004. The Bank's internal prime lending rate increased by 125 basis points in the second half of 2004, which helped improve the Company's net interest margin by 16 basis points since 2003. In Muskegon County where the Bank's main office is located, the Bank continued to have the fifth largest market share of deposits.

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

Commercial and Commercial Real Estate Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. Substantially all Commercial Real Estate Loan originations have been executed by the Mortgage Company, since March of 2002. The Bank and the Mortgage Company generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, security interests in real estate and inventory, accounts receivable and other personal property and/or personal guarantees.

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

The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by the Bank's customers, including loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

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

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation, maintain employment, and mitigate economic recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

As a bank holding company under the Bank Holding Company Act, the Company is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. The Company is also subject to examination by the Federal Reserve Board.

The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of the Mortgage Company discussed above, neither the Company nor any of its subsidiaries engages in any of the non-banking activities listed above.

In September, 2002, the Company's election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, the Company and the Bank must satisfy statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, the Company is permitted to engage in a broader range of activities than are permitted to bank holding companies which have not qualified as financial holding companies.

Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than the insurance agency activities of CS Financial Services, neither the Company nor its subsidiaries currently engages in any of the expanded activities.

The Bank is subject to restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to the Company or its other subsidiaries, to investments in stock or other securities issued by the Company, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, the Company or its other subsidiaries. Federal law prevents the Company or its other subsidiaries from borrowing from the Bank unless the loans are secured in designated amounts with specified forms of collateral.

With respect to the acquisition of banking organizations, the Company is generally required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, the Company would own or control more than 5% of the voting shares of the bank or bank holding company. Acquisitions of banking organizations across state lines are subject to certain restrictions imposed by Federal and state law and regulations.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President, the Vice Chairman of the Bank and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $1,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $2,000,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2004, was approximately $2,529,000, subject to a higher legal lending limit of approximately $4,216,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The Vice Chairman of the Bank, the President and the Chief Lending Officer each have been delegated authority, where they deem it appropriate, to approve loans up to $1,000,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

Single Family Residential Real Estate Loans. The Bank originates first mortgage residential real estate loans in its market area according to secondary market underwriting standards. These loans are likely to provide borrowers with a fixed or adjustable interest rate with terms up to 30 years. A majority of the single family residential real estate loans are expected to be sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank and the Mortgage Company may periodically elect to underwrite certain residential real estate loans, generally with maturities of seven years or less, to be held in its own loan portfolio.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. They accomplish this through a sampling of the loan portfolios for both commercial and retail loans. They also evaluate the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. The last loan review was performed in June 2004. The Bank is scheduled to undergo its next review in June of 2005.

The Bank has a comprehensive loan grading system for commercial loans. Administered as part of the loan review program, all commercial loans were graded on a nine grade rating system during 2004. Utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage, all commercial loans are graded at inception and at various intervals thereafter. All commercial loan relationships exceeding $500,000 are formally reviewed at least annually. Watch list credits are formally reviewed monthly.

INVESTMENTS

Bank Holding Company Investments. The principal investments of the Company are the investments in the common stock of the Bank and the common securities of the Trust. Other funds of the Company may be invested from time to time in various debt instruments.

As a bank holding company, the Company is also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use. In addition, the Company's qualification as a financial holding company enables it to make equity investments in companies engaged in a broader range of financial activities than the Company could do without that qualification. Such expanded activities include insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Company has no plans at this time to make directly any of these equity investments at the bank holding company level. The Company's Board of Directors may, however, alter the investment policy at any time without shareholder approval.

In addition, so long as the Company is qualified as a financial holding company, it would be permitted, as part of the business of underwriting or merchant banking activity and under certain circumstances and procedures, to invest in shares or other ownership interests in, or assets of, companies engaged in non-financial activities. In order to make those investments, the Company would be required (i) to become, or to have an affiliate that is, a registered securities broker or dealer or a registered municipal securities dealer, or (ii) to control both an insurance company predominantly engaged in underwriting insurance (other than credit insurance) or issuing annuities, and a registered investment adviser that furnishes investment advice to an insurance company. The Company does not currently have any securities, insurance, or investment advisory affiliates of the required types, nor does the Company have any current plans to make any of the equity investments described in this paragraph.

The Bank's Investments. The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Among the equity investments permitted for the Bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency (such as CS Financial Services), a mortgage company (such as the Mortgage Company), real estate company, or Michigan business and industrial development company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank. The Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval at any time.

ENVIRONMENTAL MATTERS

The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

As of December 31, 2004, the Bank had 44 full-time and 18 part-time employees. No area of the Bank is represented by collective bargaining agents.

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2004, 2003 and 2002 only.

CONSOLIDATED RESULTS OF OPERATIONS:

                                                                  2004              2003              2002
                                                              ------------      ------------      -------------
Interest Income                                               $ 10,316,411      $  9,997,156      $  10,416,327
Interest Expense                                                 3,870,929         4,100,827          4,987,306
                                                              ------------      ------------      -------------
Net Interest Income                                              6,445,482         5,896,329          5,429,021
Provision for loan losses                                          460,067           494,239            624,840
Non interest income                                                977,806         1,088,269            902,191
Non interest expense                                             5,744,642         5,469,453          4,883,352
                                                              ------------      ------------      -------------
Income before income tax expense                                 1,218,579         1,020,906            823,020
Income tax expense (benefit)                                       414,933           (43,140)                 0
                                                              ------------      ------------      -------------
Net income                                                    $    803,646      $  1,064,046      $     823,020

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                  $193,502,608      $184,104,142      $ 173,465,944
Cash and cash equivalents                                        2,375,615         6,590,025          2,781,994
Securities                                                      16,930,341        24,274,055         26,295,584
Loans held for sale                                                      0                 0            579,400
Gross loans                                                    171,451,202       149,950,085        141,453,620
Allowance for loan losses                                        2,039,198         1,927,756          1,898,983
Other assets                                                     4,784,648         5,217,733          4,254,329

Deposits                                                       158,820,523       150,167,453        132,725,379
Federal funds purchased  and repurchase agreements               9,980,778        11,915,282         19,466,513
Notes payable and Federal Home Loan Bank Advances                6,000,000         8,550,000          9,600,000
Subordinated Debentures                                          4,500,000                 0                  0
Other                                                              801,975           835,706            608,179

Shareholders' equity                                            13,399,332        12,635,701         11,065,873

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                              0.42%             0.58%              0.49%
Return on average shareholders' equity                                6.17%             8.74%              8.27%
CONSOLIDATED FINANCIAL RATIOS (CONTINUED):
Average equity to average assets                                      6.80%             6.65%              5.92%

Dividend payout ratio                                                  N/A               N/A                N/A

Non performing loans to total loans                                   0.44%             0.64%              0.59%

Tier 1 leverage capital                                               9.35%             6.90%              6.40%
Tier 1 leverage risk-based capital                                   10.00%             7.78%              7.04%
Total risk-based capital                                             11.15%            10.54%             10.64%

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

                                                                  2004           2003            2002
Per Share Data:                                                 ---------     ----------      ----------
Net Income:
     Basic                                                      $    0.56     $     0.75      $     0.65
     Diluted                                                         0.55           0.75            0.65
Book value at end of period                                          9.37           8.84            8.32
Dividends declared                                                    N/A            N/A             N/A
Weighted average shares outstanding                             1,430,000      1,410,274       1,267,301
Diluted average shares outstanding                              1,464,362      1,411,282       1,267,301

NET INTEREST EARNINGS

A table displaying the Company's average balance of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each is incorporated by reference to Management's Discussion and Analysis at page 18 of the 2004 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report.

RATE VOLUME ANALYSIS

A table displaying the Company's change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate is incorporated by reference to Management's Discussion and Analysis at page 19 of the 2004 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.

                                                              Balance at            Balance at
                                                           December 31, 2004    December 31, 2003
                                                           -----------------    -----------------
U.S. Treasuries                                            $               0    $               0
U.S. Government and federal agency                                 5,406,061           12,456,595
Municipals                                                         1,125,097              856,521
Mortgage-backed and collateralized mortgage obligations           10,399,184           10,960,940
                                                           -----------------    -----------------
                                                           $      16,930,342    $      24,274,056
                                                           =================    =================

The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

                              One Yr or Less      1 - 5 Years        Over 5 Years           Total
                              --------------      -----------        ------------        -----------
Treasury                      $            0      $         0        $          0        $         0
Government Agency                          0        4,402,681           1,003,380          5,406,061
Municipals                           155,262          603,090             366,745          1,125,097
Mortgage Backed Securities                 0        2,219,743           8,179,441         10,399,184
                              --------------      -----------        ------------        -----------
Total                         $      155,262      $ 7,225,514        $  9,549,566        $16,930,342
                              ==============      ===========        ============        ===========

Weighted Average Yield                  1.98%            2.87%               4.43%              3.73%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

Issuer              Book Value         Market Value
------             -----------         ------------
FHLB               $ 2,036,111         $  1,980,867
FHLMC                5,161,371            5,139,905
FNMA                 8,361,264            8,372,822

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.

                                        December 31, 2004                 December 31, 2003
                                      Balance           %             Balance              %
                                   ------------       -----        -------------         -----
Commercial                         $ 80,385,707        46.9        $  65,465,085          43.7
Real estate - Commercial             56,484,601        32.9           50,440,113          33.6
Real estate - Residential             7,210,940         4.2            6,213,613           4.1
Real estate - Construction            2,205,563         1.3            3,109,574           2.1
Consumer                             25,164,391        14.7           24,721,700          16.5
                                   ------------       -----        -------------         -----
                                    171,451,202       100.0          149,950,085         100.0
                                                      =====                              =====
Less allowance for loan losses        2,039,198                        1,927,756
                                   ------------                    -------------
                                   $169,412,004                    $ 148,022,329
                                   ============                    =============

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                                Twelve Months    Twelve Months
                                                    Ended            Ended
                                                  12/31/04         12/31/03
                                                -------------    -------------
Beginning Balance                               $  1,927,756     $  1,898,983
Charge-offs
     Commercial                                     (198,914)        (177,922)
     Real Estate - Commercial                        (23,408)        (251,654)
     Real Estate - Residential                             0          (23,363)
     Real Estate - Construction                            0          (14,247)
     Consumer                                       (222,481)        (213,660)
                                                ------------     ------------
                                                    (444,830)        (680,846)
                                                ------------     ------------

Recoveries
     Commercial                                       60,855          107,749
     Real Estate - Commercial                          2,165           31,234
     Real Estate - Residential                             0           14,989
     Real Estate - Construction                            0                0
     Consumer                                         33,185           61,408
                                                ------------     ------------
                                                      96,205          215,380
                                                ------------     ------------
Net Charge-offs                                     (348,625)        (465,466)
                                                ------------     ------------
Provision charged against operating expense          460,067          494,239
                                                ------------     ------------
Ending Balance                                  $  2,039,198     $  1,927,756
                                                ============     ============

Allocation of the Allowance for Loan Losses:

                                                2004                          2003
                                      -------------------------   ----------------------------
                                                    Percent of                     Percent of
                                                     Loans in                       Loans in
                                                   Category to                     Category to
Balance at End of Period                Amount      Total Loans     Amount         Total Loans
                                      ----------   ------------   ----------       -----------
Commercial                            $1,062,232           46.9   $  996,728              43.7
Real estate - Commercial                 632,459           32.9      576,778              33.6
Real estate - Residential                 36,055            4.2       30,708               4.1
Real estate - Construction                25,364            1.3       35,760               2.1
Consumer                                 283,088           14.7      287,782              16.5
Unallocated                                    0            0.0            0               0.0
                                      ----------          -----   ----------             -----
Total                                 $2,039,198          100.0   $1,927,756             100.0
                                      ==========          =====   ==========             =====

As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information in Management's Discussion and Analysis on pages 13 and 14 of the 2004 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2004.

                                   Within      Over Three       Over Six
                                   Three        Through         Through       Over Twelve
                                   Months      Six Months     Twelve Months      Months          Total
                                -----------    ----------     -------------   ------------    ------------
Time Deposits > $100,000        $14,252,326    $3,708,692     $  12,537,948   $ 29,176,711    $ 59,675,677

The Company had no foreign banking offices or foreign depositors at December 31, 2004. The average balance of deposits by category as well as the average rate on each category is shown in Management's Discussion and Analysis on page 14 of the 2004 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report and are incorporated here by reference.

SHORT-TERM BORROWINGS

On December 31, 2004, and December 31, 2003, the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at both year-ends are as follows:

                                                  Repurchase          Federal Funds
                                                  Agreements            Purchased
                                                --------------       ----------------
Outstanding at December 31, 2004                $    9,980,778       $              0
   Average interest rate at year end                      1.24%                  0.00%
   Average balance during year                       9,314,156              2,271,721
   Average interest rate during year                      1.16%                  1.86%
   Maximum month end balance during year            11,480,726              5,550,000

Outstanding at December 31, 2003                $   11,915,282       $              0
   Average interest rate at year end                      1.11%                  0.00%
   Average balance during year                      15,377,163              2,112,055
   Average interest rate during year                      1.28%                  1.49%
   Maximum month end balance during year            20,166,404              6,200,000

INTEREST  RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2004 and discussion of interest rate sensitivity are incorporated here by reference to Management's Discussion and Analysis at pages 22 and 23 of the 2004 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up. The lane closest to the building houses the night depository. A drive-up ATM is located in the lane farthest from the building.

The Bank's second location is at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999 which had a term of five years. On April 8, 2004, the Bank exercised its renewal option and extended the lease for an additional three years under the same terms as the original lease. The leased space has 2,075 square feet of office space and one drive-up lane. A stand alone ATM is also available at the Grand Haven location.

The third banking location is situated in the City of North Muskegon at 485 Whitehall Road. It officially opened for business on January 16, 2001. The leased premises are approximately 1200 square feet and have been customized by the Landlord to accommodate banking services. The completed location has one drive-up lane and an ATM. The term of the lease is sixty months.

For more information on the Company's future lease commitments see Note 10 on page 30 of the 2004 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

The Bank paid $962,595 for the acquisition of a two acre parcel of vacant land for the establishment of the Bank's fourth banking location at 5797 Harvey St., in Norton Shores. Construction of this branch will begin in the spring of 2005 and the project is slated for completion in the first half of 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption "Stock Information" on page 45 of the 2004 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

      The following table summarizes information, as of December 31, 2004, relating to the Company's compensation plans under which equity securities are authorized for issuance.

                                                                       Number of securities
                         Number of securities    Weighted average      remaining available for
                         to be issued upon       exercise price of     future issuance under equity
                         exercise of             outstanding           compensation plans
                         outstanding options,    options, warrants     (excluding securities
Plan Category            warrants and rights     and rights            reflected in column (a))
-------------            -------------------     -----------------     ----------------------------
                                  (a)                   (b)                      (c)

Equity compensation             145,600                $10.04                   2,000
plans approved by
security holders (1)

Equity compensation                0                      0                       0
plans not approved
by security holders

Total                           145,600                $10.04                   2,000

------------------------
(1) The plans referred to are the Company's 1998 Employee Stock Option Plan and the Director Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 10 of the 2004 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7. FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, dated March 3, 2005, in the 2004 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information presented under the caption "Information about Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for its May 12, 2005 annual meeting of shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

The Company did not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 during 2004 so information for 2004 regarding compliance with Section 16(a) is not applicable. The Company registered its common stock under Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of John C. Carlyle, Michael D. Gluhanich, Joy R. Nelson and Bruce C. Rice. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

The Company has adopted a Code of Ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Report.

ITEM 10. EXECUTIVE COMPENSATION

The information presented under the captions "Director Compensation," "Summary Compensation Table," "Options Granted in 2004," and "Aggregated Stock Option Exercises in 2004 and Year End Option Values," in the Proxy Statement is incorporated here by reference.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information presented under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.

ITEM 13. EXHIBITS

EXHIBIT NO.                          EXHIBIT DESCRIPTION
  3.1         Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's Registration Statement on Form SB-2 (SEC File
              no. 333-63769) that become effective on December 17, 1998.

  3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
              333-63769).

 10.1         1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2
              (SEC File No. 333-63769) which became effective on December 17,
              1998.*

 10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on
              December 17, 1998. *

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

10.8        Director Stock Option Plan are incorporated by reference to exhibit
            10.53 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
            333-63769).*

10.9 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's March 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.10 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's March 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.11 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

10.12 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's June 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.13 Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank National Association dated July 23, 2004 is incorporated by reference to exhibit 10.1 of the Company's September
            30, 2004 Form 10-QSB (SEC file no. 333-63769).

10.14       Revolving Credit Note issued to LaSalle Bank National Association by
            Community Shores Bank Corporation dated July 23, 2004 is incorporated by reference to exhibit 10.2 of the Company's September
            30, 2004 Form 10-QSB (SEC file no. 333-63769).

10.15       Pledge and Security Agreement between Community Shores Bank
            Corporation and LaSalle Bank National Association dated July 23,
            2004 is incorporated by reference to exhibit 10.3 of the Company's
            September 30, 2004 Form 10-QSB (SEC file no. 333-63769).

10.16       Summary of 2005 Director Compensation Arrangement.*

10.17       2004 Bank Executive Management Bonus Plan.*

10.18       2004 Holding Company CEO Bonus Plan.*

10.19       2005 Bank Executive Management Bonus Plan*

10.20       Junior Subordinated Indenture between Community Shores Bank
            Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004.

10.21       Amended and Restated Trust Agreement among Community Shores Bank
            Corporation, as Depositor, Deutsche Bank Trust Company Americas, as
            Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware
            Trustee, and The Administrative Trustees Named Herein as
            Administrative Trustees dated as of December 17, 2004.

10.22       Guarantee Agreement between Community Shores Bank Corporation, as
            Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee
            Trustee dated as of December 17, 2004.

10.23       Placement Agreement among Community Shores Bank Corporation,
            Community Shores Capital Trust I and Suntrust Capital Markets, Inc.
            dated as of December 17, 2004.

10.24       Buy and Sell Agreement between Community Shores Bank Corporation and
            Norton Shores Hotel LLC dated July 19, 2004 is incorporated by reference to exhibit 10.1 of the Company's February 22, 2005 Form
            8-K (SEC file no. 000-51166).

10.25       First Amendment to Purchase Agreement between Community Shores Bank
            Corporation and Norton Shores Hotel LLC dated October 19, 2004 is incorporated by reference to exhibit 10.2 of the Company's February
            22, 2005 Form 8-K (SEC file no. 000-51166).

10.26       Letter extending contingency period for the Purchase Agreement

---------------------
* Management contract or compensatory plan or arrangement.

            between Community Shores Bank Corporation and Norton Shores Hotel
            LLC dated December 22, 2004 is incorporated by reference to exhibit
            10.3 of the Company's February 22, 2005 Form 8-K (SEC file no.
            000-51166).

10.27       Second letter extending contingency period for the Purchase
            Agreement between Community Shores Bank Corporation and Norton
            Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's February 22, 2005 Form 8-K (SEC file no. 333-63769).

10.28       Second Amendment to Purchase Agreement between Community Shores Bank
            Corporation and Norton Shores Hotel LLC dated February 15, 2005 is incorporated by reference to exhibit 10.5 of the Company's February
            22, 2005 Form 8-K (SEC file no. 333-63769).

13 2004 Annual Report to Shareholders of the Company. Except for the portions of the 2004 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2004 Annual
            Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

14 Code of Ethics is incorporated by reference to exhibit 14 of the Company's December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

21          Subsidiaries of the Issuer.

23          Consent of Independent Registered Public Accounting Firm.

31.1        Rule 13a-14(a) Certification of the principal executive officer

31.2        Rule 13a-14(a) Certification of the principal financial officer.

32.1        Section 1350 Chief Executive Officer Certification pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Section 1350 Chief Financial Officer Certification pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the caption "Fees to Independent Auditors for 2004 and 2003" in the Proxy Statement is incorporated here by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

                                            COMMUNITY SHORES BANK CORPORATION

                                            /s/ Jose' A. Infante
                                            --------------------------------
                                            Jose' A. Infante
                                            Chairman of the Board, President
                                              and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 30, 2004.


/s/ Gary F. Bogner                       /s/ John L. Hilt
-----------------------------------      ---------------------------------------
Gary F. Bogner, Director                 John L. Hilt, Director


/s/ John C. Carlyle                      /s/ Jose' A. Infante
-----------------------------------      ---------------------------------------
John C. Carlyle, Director                Jose' A. Infante, Chairman of the
                                         Board, President and Chief Executive
                                         Officer and Director (principal
                                         executive officer)


/s/ Robert L. Chandonnet                 /s/ Joy R. Nelson
-----------------------------------      ---------------------------------------
Robert L. Chandonnet, Director           Joy R. Nelson, Director


/s/ Dennis L. Cherette                   /s/ Bruce C. Rice
-----------------------------------      ---------------------------------------
Dennis L. Cherette, Director             Bruce C. Rice, Director


/s/ Bruce J. Essex                       /s/ Roger W. Spoelman
-----------------------------------      ---------------------------------------
Bruce J. Essex, Director                 Roger W. Spoelman, Director


/s/ Michael D. Gluhanich                 /s/ Tracey A. Welsh
-----------------------------------      ---------------------------------------
Michael D. Gluhanich, Director           Tracey A. Welsh, Senior Vice President,
                                         Chief Financial Officer and
                                         Treasurer (principal financial and
                                         accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

Not Applicable.

                                  EXHIBIT INDEX

EXHIBIT NO.                         EXHIBIT DESCRIPTION
   3.1         Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form
               SB-2 (SEC File no. 333-63769) that become effective on
               December 17, 1998.

   3.2         Bylaws of the Company are incorporated by reference to exhibit
               3.2 of the Company's December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

   10.1 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on
               December 17, 1998.*

   10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's
               Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998. *

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

10.8           Director Stock Option Plan are incorporated by reference to exhibit 10.53 of the Company's December 31, 2003 Form 10-KSB
               (SEC file no. 333-63769).*

10.9           Subordinated Note Purchase Agreement between Community Shores
               LLC and Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's
               March 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.10 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's
               March 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.11          Subordinated Note Purchase Agreement between Community Shores
               LLC and Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's
               June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

10.12 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's
               June 31, 2004 Form 10-QSB (SEC file no. 333-63769).

10.13          Revolving Loan Agreement between Community Shores Bank
               Corporation and LaSalle Bank National Association dated July
               23, 2004 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2004 Form 10-QSB (SEC file no.
               333-63769).

10.14          Revolving Credit Note issued to LaSalle Bank National
               Association by Community Shores Bank Corporation dated July
               23, 2004 is incorporated by reference to exhibit 10.2 of the Company's September 30, 2004 Form 10-QSB (SEC file no.
               333-63769).

10.15          Pledge and Security Agreement between Community Shores Bank
               Corporation and LaSalle Bank National Association dated July
               23, 2004 is incorporated by reference to exhibit 10.3 of the Company's September 30, 2004 Form 10-QSB (SEC file no.
               333-63769).

10.16          Summary of 2005 Director Compensation Arrangement.*

10.17          2004 Bank Executive Management Bonus Plan.*

10.18          2004 Holding Company CEO Bonus Plan.*

10.19          2005 Bank Executive Management Bonus Plan*

10.20          Junior Subordinated Indenture between Community Shores Bank
               Corporation and Deutsche Bank Trust Company Americas, as
               Trustee dated as of December 17, 2004.

------------------
* Management contract or compensatory plan or arrangement.

10.21          Amended and Restated Trust Agreement among Community Shores
               Bank Corporation, as Depositor, Deutsche Bank Trust Company
               Americas, as Property Trustee, Deutsche Bank Trust Company
               Delaware, as Delaware Trustee, and The Administrative Trustees
               Named Herein as Administrative Trustees dated as of December
               17, 2004.

10.22 Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as
               Guarantee Trustee dated as of December 17, 2004.

10.23          Placement Agreement among Community Shores Bank Corporation,
               Community Shores Capital Trust I and Suntrust Capital Markets,
               Inc. dated as of December 17, 2004.

10.24          Buy and Sell Agreement between Community Shores Bank
               Corporation and Norton Shores Hotel LLC dated July 19, 2004 is incorporated by reference to exhibit 10.1 of the Company's
               February 22, 2005 Form 8-K (SEC file no. 000-51166).

10.25          First Amendment to Purchase Agreement between Community Shores
               Bank Corporation and Norton Shores Hotel LLC dated October 19,
               2004 is incorporated by reference to exhibit 10.2 of the Company's February 22, 2005 Form 8-K (SEC file no. 000-51166).

10.26 Letter extending contingency period for the Purchase Agreement between Community Shores Bank Corporation and Norton Shores
               Hotel LLC dated December 22, 2004 is incorporated by reference to exhibit 10.3 of the Company's February 22, 2005 Form 8-K
               (SEC file no. 000-51166).

10.27          Second letter extending contingency period for the Purchase
               Agreement between Community Shores Bank Corporation and Norton
               Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's February 22, 2005
               Form 8-K (SEC file no. 333-63769).

10.28          Second Amendment to Purchase Agreement between Community
               Shores Bank Corporation and Norton Shores Hotel LLC dated
               February 15, 2005 is incorporated by reference to exhibit 10.5 of the Company's February 22, 2005 Form 8-K (SEC file no.
               333-63769).

13 2004 Annual Report to Shareholders of the Company. Except for the portions of the 2004 Annual Report that are expressly incorporated by reference in this Annual Report on Form
               10-KSB, the 2004 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

14 Code of Ethics is incorporated by reference to exhibit 14 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
               333-63769).

21             Subsidiaries of the Issuer.

23             Consent of Independent Registered Public Accounting Firm.

31.1 Rule 13a-14(a) Certification of the principal executive officer

31.2 Rule 13a-14(a) Certification of the principal financial officer.

32.1           Section 1350 Chief Executive Officer Certification pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Section 1350 Chief Financial Officer Certification pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.