Form 10QSB
period 2005-03-31
COMMUNITY SHORES BANK CORP
filed 2005-05-16
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from    to    .

                          Commission File No. 000-51166

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

                                 Yes [X] No [ ]

At April 30, 2005, 1,432,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                                 Yes [X] No [ ]

                     Community Shores Bank Corporation Index

                                                                                    Page No.
                                                                                    --------
PART I.  Financial Information

         Item 1.  Financial Statements..........................................        1

         Item 2.  Management's Discussion and Analysis..........................       13

         Item 3.  Controls and Procedures.......................................       22

PART II. Other Information

         Item 1.  Legal Proceedings.............................................       22

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds....       22

         Item 3.  Defaults upon Senior Securities...............................       22

         Item 4.  Submission of Matters to a Vote of Security Holders...........       22

         Item 5.  Other Information.............................................       22

         Item 6.  Exhibits......................................................       23

         Signatures.............................................................       24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,         December 31,
                                                                               2005                2004
                                                                           -------------       -------------
ASSETS
Cash and due from financial institutions                                   $   3,898,736       $   2,214,088
Interest-bearing deposits in other financial institutions                        217,469             161,527
Federal funds sold                                                               600,000                   0
                                                                           -------------       -------------
     Cash and cash equivalents                                                 4,716,205           2,375,615

Securities
     Available for sale (at fair value)                                       15,830,624          16,530,818
     Held to maturity (fair value of $1,170,275 at March 31, 2005 and
       $409,023 at December 31, 2004)                                          1,175,029             399,523
                                                                           -------------       -------------
       Total securities                                                       17,005,653          16,930,341

Loans                                                                        179,604,481         171,451,202
Less: Allowance for loan losses                                                2,098,164           2,039,198
                                                                           -------------       -------------
     Net loans                                                               177,506,317         169,412,004

Federal Home Loan Bank stock                                                     425,000             425,000
Premises and equipment, net                                                    3,421,722           2,542,997
Accrued interest receivable                                                      758,998             734,707
Other assets                                                                   1,045,343           1,081,944
                                                                           -------------       -------------
           Total assets                                                    $ 204,879,238       $ 193,502,608
                                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                  $  13,623,243       $  13,153,038
     Interest bearing                                                        158,350,237         145,667,485
                                                                           -------------       -------------
           Total deposits                                                    171,973,480         158,820,523

Federal funds purchased and repurchase agreements                              7,904,493           9,980,778
Federal Home Loan Bank advances                                                6,000,000           6,000,000
Subordinated debentures                                                        4,500,000           4,500,000
Accrued expenses and other liabilities                                           861,020             801,975
                                                                           -------------       -------------
           Total liabilities                                                 191,238,993         180,103,276

Shareholders' equity
     Preferred stock, no par value 1,000,000
        Shares authorized, none issued                                                 0                   0
     Common stock, no par value; 9,000,000 shares authorized;
       1,432,800 and 1,430,000 shares issued at March 31 and Dec 31           12,950,998          12,922,314
     Retained earnings                                                           861,920             499,781
     Accumulated other comprehensive loss                                       (172,673)            (22,763)
                                                                           -------------       -------------

     Total shareholders' equity                                               13,640,245          13,399,332
                                                                           -------------       -------------
     Total liabilities and shareholders' equity                            $ 204,879,238       $ 193,502,608
                                                                           =============       =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months        Three Months
                                                                        Ended                Ended
                                                                    March 31, 2005      March 31, 2004
                                                                    --------------      --------------
Interest and dividend income
   Loans, including fees                                            $    2,822,341      $    2,283,823
   Securities and FHLB dividends                                           162,337             173,717
   Federal funds sold and other income                                      10,476              13,787
                                                                    --------------      --------------
     Total interest income                                               2,995,154           2,471,327

Interest expense
   Deposits                                                                856,329             816,993
   Repurchase agreements, federal funds purchased,
    and other debt                                                          56,549              28,170
   Federal Home Loan Bank advances and subordinated debentures             137,751             120,535
                                                                    --------------      --------------
     Total interest expense                                              1,050,629             965,698
                                                                    --------------      --------------

NET INTEREST INCOME                                                      1,944,525           1,505,629
Provision for loan losses                                                  117,422              56,877
                                                                    --------------      --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,827,103           1,448,752

Noninterest income
   Service charges on deposit accounts                                     207,836             159,929
   Mortgage loan referral fees                                               2,120              20,130
   Gain on sale of loans                                                    13,711               5,285
   Loss on disposition of securities                                             0             (17,523)
   Other                                                                    70,972              50,898
                                                                    --------------      --------------
     Total noninterest income                                              294,639             218,719

Noninterest expense
   Salaries and employee benefits                                          846,790             781,540
   Occupancy                                                                76,276              80,091
   Furniture and equipment                                                  83,667              91,908
   Advertising                                                              46,107              26,493
   Data processing                                                          87,560              76,379
   Professional services                                                   131,982             120,944
   Other                                                                   295,846             238,896
                                                                    --------------      --------------
     Total noninterest expense                                           1,568,228           1,416,251
                                                                    --------------      --------------

INCOME BEFORE FEDERAL INCOME TAXES                                         553,514             251,220
Federal income tax expense                                                 191,375              82,171
                                                                    --------------      --------------

NET INCOME                                                          $      362,139      $      169,049
                                                                    ==============      ==============

Weighted average shares outstanding                                      1,431,307           1,430,000
                                                                    ==============      ==============
Diluted average shares outstanding                                       1,460,589           1,462,778
                                                                    ==============      ==============
Basic earnings per share                                            $         0.25      $         0.12
                                                                    ==============      ==============
Diluted earnings per share                                          $         0.25      $         0.12
                                                                    ==============      ==============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                  Accumulated
                                                                                     Other            Total
                                                     Common        Retained      Comprehensive     Shareholders'
                                      Shares         Stock         Earnings      Income (Loss)        Equity
                                     ---------    ------------    -----------    -------------     -------------
BALANCE AT JANUARY 1, 2004           1,430,000    $ 12,922,314    $  (303,864)   $      17,252     $  12,635,702

Comprehensive income:
  Net income                                                          169,049                            169,049
  Unrealized gain on securities
     available-for-sale, net                                                            97,241            97,241
                                                                                                   -------------
       Total comprehensive income                                                                        266,290
                                     ---------    ------------    -----------    -------------     -------------

BALANCE AT MARCH 31, 2004            1,430,000    $ 12,922,314    $  (134,815)   $     114,493     $  12,901,992
                                     =========    ============    ===========    =============     =============

BALANCE AT JANUARY 1, 2005           1,430,000    $ 12,922,314    $   499,781    $     (22,763)    $  13,399,332

Proceeds from stock option
exercise                                 2,800          28,684                                            28,684

Comprehensive income:
  Net income                                                          362,139                            362,139
  Unrealized loss on securities
     available-for-sale, net                                                          (149,910)         (149,910)
                                                                                                   -------------
       Total comprehensive income                                                                        212,229
                                     ---------    ------------    -----------    -------------     -------------

BALANCE AT MARCH 31, 2005            1,432,800    $ 12,950,998    $   861,920    $    (172,673)    $  13,640,245
                                     =========    ============    ===========    =============     =============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                   Three Months       Three Months
                                                                                       Ended             Ended
                                                                                   March 31, 2005    March 31, 2004
                                                                                  ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $       362,139    $      169,049
     Adjustments to reconcile net income to net cash
       from operating activities
         Provision for loan losses                                                        117,422            56,877
         Depreciation and amortization                                                     64,684            81,023
         Net amortization of securities                                                     8,315            24,196
         Net realized loss on disposition of securities                                         0            17,523
         Net realized gain on sale of loans                                               (13,711)           (5,285)
         Loan originations                                                               (887,650)         (634,500)
         Proceeds from loan sales                                                         901,361           413,785
         Net change in:
              Accrued interest receivable and other assets                                 89,537            86,177
              Accrued interest payable and other liabilities                               59,045           (45,420)
                                                                                  ---------------    --------------
                  Net cash from operating activities                                      701,142           163,425

CASH FLOWS FROM INVESTING
     ACTIVITIES Activity in available-for-sale securities:
         Sales                                                                                  0         3,483,765
         Maturities, prepayments and calls                                                465,252         4,582,862
         Purchases                                                                              0        (2,039,405)
     Activity in held to maturity securities:
         Maturities and prepayments                                                             0            20,000
         Purchases                                                                       (776,016)
     Loan originations and payments, net                                               (8,211,735)       (6,813,667)
     Additions to premises and equipment                                                 (943,409)          (19,860)
                                                                                  ---------------    --------------
              Net cash used in investing activities                                    (9,465,908)         (786,305)

CASH FLOW FROM FINANCING ACTIVITIES
     Net change in deposits                                                            13,152,957        19,420,154
     Net change in federal funds purchased and
       repurchase agreements                                                           (2,076,285)       (2,706,162)
     Draws (paydown) on note payable                                                            0           200,000
     Net proceeds from stock option exercise                                               28,684                 0
                                                                                  ---------------    --------------
         Net cash from financing activities                                            11,105,356        16,913,992
                                                                                  ---------------    --------------

Net change in cash and cash equivalents                                                 2,340,590        16,291,112
Beginning cash and cash equivalents                                                     2,375,615         6,590,025
                                                                                  ---------------    --------------

ENDING CASH AND CASH EQUIVALENTS                                                  $     4,716,205    $   22,881,137
                                                                                  ===============    ==============
Supplemental cash flow information:
     Cash paid during the period for Interest                                     $     1,051,023    $      837,013

     Cash paid for federal income tax                                             $             0    $            0

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The unaudited, consolidated financial statements as of and for the three months ended March 31, 2005 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I, ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2004. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

                                                               Three Months      Three Months
                                                                  Ended              Ended
                                                              March 31, 2005    March 31, 2004
                                                              --------------    --------------
Net income as reported                                        $      362,139    $      169,049
Deduct: stock-based compensation expense determined
     under fair value based method                                     2,311             5,726
                                                              --------------    --------------
Pro forma net income                                                 359,828           163,323

Basic earnings per share as reported                          $         0.25    $         0.12
Diluted earnings per share as reported                        $         0.25    $         0.12
Pro forma basic earnings per share                            $         0.25    $         0.11
Pro forma diluted earnings per share                          $         0.25    $         0.11

No options were granted in 2004 and none were granted through March 31, 2005.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    SECURITIES

      The following tables represent the securities held in the Company's portfolio at March 31, 2005 and at December 31, 2004:

                                                           Gross        Gross
                                           Amortized    Unrealized   Unrealized      Fair
March 31, 2005                                Cost         Gains       Losses        Value        %
----------------------------------        -----------   ----------   ----------   ------------   ----
Available for sale:
  US Government and federal agency                      $        0   $ (180,159)  $  5,350,873   31.5
  Municipal securities                                      11,551       (7,131)       715,054    4.2
  Mortgage-backed securities                                18,116     (104,003)     9,764,697   57.4
                                                        ----------   ----------   ------------   ----
                                                            29,667     (291,293)    15,830,624   93.1
Held to maturity:
  Municipal securities                    $ 1,175,029        4,621       (9,375)     1,170,275    6.9

                                                          Gross        Gross
                                           Amortized    Unrealized   Unrealized      Fair
December 31, 2004                             Cost         Gains       Losses        Value        %
----------------------------------        -----------   ----------   ----------   ------------   ----
Available for sale:
  US Government and federal agency                      $        0   $ (126,198)  $  5,406,061   31.9
  Municipal securities                                      17,874       (3,626)       725,574    4.3
  Mortgage-backed securities                                95,801      (18,340)    10,399,183   61.4
                                                        ----------   ----------   ------------   ----
                                                           113,675     (148,164)    16,530,818   97.6
Held to maturity:
  Municipal securities                    $   399,523        9,588          (88)       409,023    2.4

Below is the schedule of maturities for investments held at March 31, 2005:

                                      Available for Sale         Held to Maturity
                                             Fair            Amortized        Fair
                                            Value               Cost          Value
                                      ------------------    -----------    -----------
Due in one year or less               $                0    $   155,083    $   155,172
Due from one to five years                     4,966,062              0              0
Due in more than five years                    1,099,865      1,019,946      1,015,103
Mortgage-backed                                9,764,697              0              0
                                      ------------------    -----------    -----------
                                      $       15,830,624    $ 1,175,029    $ 1,170,275
                                      ==================    ===========    ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    LOANS

      Loans increased $8,153,279 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 to March 31, 2005 were as follows:

                                                                                       Percent
                                         March 31, 2005        December 31, 2004      Increase/
                                        Balance        %        Balance        %     (Decrease)
                                     -------------   -----   -------------   -----   ----------
Commercial                           $  85,252,712    47.5%  $ 80,385,707     46.9%      6.1%
Real Estate:
  Commercial                            61,198,024    34.1      56,484,601    32.9       8.3
  Residential                            8,319,675     4.6       7,210,940     4.2      15.4
  Construction                             521,934     0.3       2,205,563     1.3     (76.3)
Consumer                                24,312,136    13.5      25,164,391    14.7      (3.4)
                                     -------------   -----   -------------   -----
                                       179,604,481   100.0%    171,451,202   100.0
                                                     =====                   =====
Less: allowance for loan losses          2,098,164               2,039,198
                                     -------------           -------------
                                     $ 177,506,317           $ 169,412,004
                                     =============           =============

5.    ALLOWANCE FOR LOAN LOSSES

      The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2005 and 2004:

                                           Three Months         Three Months
                                               Ended               Ended
                                             03/31/05             03/31/04
                                          --------------       ---------------
Beginning Balance                         $    2,039,198       $     1,927,756

Charge-offs
      Commercial                                       0                     0
      Real Estate-Commercial                     (39,880)              (23,408)
      Real Estate-Residential                          0                     0
      Real Estate-Construction                         0                     0
      Consumer                                   (40,947)              (62,484)
                                          --------------       ---------------
Total Charge-offs                                (80,827)              (85,892)
Recoveries
      Commercial                                       0                 2,167
      Real Estate-Commercial                           0                     0
      Real Estate-Residential                          0                     0
      Real Estate-Construction                         0                     0
      Consumer                                    22,371                16,365
                                          --------------       ---------------
Total Recoveries                                  22,371                18,532
Provision for loan losses                        117,422                56,877
                                          --------------       ---------------
Ending Balance                            $    2,098,164       $     1,917,273
                                          ==============       ===============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    PREMISES AND EQUIPMENT

      Period end premises and equipment were as follows:

                                                  March 31,         December 31,
                                                    2005                2004
                                                -------------       ------------
Land & land improvements                        $   1,677,045       $    714,450
Buildings & building improvements                   1,689,075          1,689,075
Furniture, fixtures and equipment                   2,126,332          2,107,237
Construction in Process                                50,635             88,916
                                                -------------       ------------
                                                    5,543,087          4,599,678
Less:  accumulated depreciation                     2,121,365          2,056,681
                                                -------------       ------------

                                                $   3,421,722       $  2,542,997
                                                =============       ============

7.    DEPOSITS

      Deposit balances increased $13,152,957 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 through March 31, 2005 were as follows:

                                                                                           Percent
                                      March 31, 2005            December 31, 2004         Increase/
                                   Balance          %           Balance          %        (Decrease)
                                -------------     -----     --------------     -----      ----------
Non-interest bearing
   Demand                       $  13,623,243       7.9%    $   13,153,038       8.3%         3.6%
Interest bearing
   Checking                        25,086,765      14.6         22,195,301      14.0         13.0
   Money Market                    26,831,414      15.6         27,993,852      17.6         (4.2)
   Savings                         12,131,133       7.0         13,654,541       8.6        (11.2)
   Time, under $100,000            22,100,864      12.9         22,148,114      13.9         (0.2)
   Time, over $100,000             72,200,061      42.0         59,675,677      37.6         21.0
                                -------------     -----     --------------     -----

Total Deposits                  $ 171,973,480     100.0%    $  158,820,523     100.0%
                                =============     =====     ==============     =====

8.    SHORT-TERM BORROWINGS

      The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. Only repurchase agreements were outstanding at December 31, 2004 and March 31, 2005. There were no federal funds purchased at either period end. Since year-end 2004, repurchase agreements decreased $2,076,285. The March 31, 2005 and December 31, 2004 information was as follows:

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SHORT-TERM BORROWINGS (Continued)

                                                    Repurchase         Federal Funds
                                                    Agreements           Purchased
                                                   -------------      ---------------
Outstanding at March 31, 2005                      $   7,904,493      $             0
    Average interest rate at period end                     1.63%                0.00%
    Average balance during period                      9,248,232            3,968,889
    Average interest rate during period                     1.28%                2.73%
    Maximum month end balance during period           10,776,372           10,600,000

Outstanding at December 31, 2004                   $   9,980,778      $             0
    Average interest rate at year end                       1.24%                0.00%
    Average balance during year                        9,314,156            2,271,721
    Average interest rate during year                       1.16%                1.86%
    Maximum month end balance during year             11,480,726            5,550,000

9.    FEDERAL HOME LOAN BANK BORROWINGS

      The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At March 31, 2005, the Bank had assets with a market value of $10,848,829 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both March 31, 2005 and December 31, 2004 are:

                                 Current
  Maturity Date                Interest Rate        2005           2004
-----------------              -------------   -------------   ------------
March 24, 2010                     5.99        $   1,500,000   $  1,500,000
November 3, 2010                   5.95            2,000,000      2,000,000
December 13, 2010                  5.10            2,500,000      2,500,000
                                               -------------   ------------
                                               $   6,000,000   $  6,000,000

10.   SUBORDINATED DEBENTURES

      The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 5.14% at March 31, 2005. The stated maturity is December 30, 2034. The securities are redeemable at par after five years, with regulatory approval, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   SUBORDINATED DEBENTURES (Continued)

      The most recent distribution was paid on March 30th, 2005. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.   COMMITMENTS AND OFF-BALANCE SHEET RISK

      Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are used to meet customer financing needs. These financial instruments involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments to make loans are generally made for periods of 60 days or less. Commitments may expire without being used.

      A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2005 and December 31, 2004 follows:

                                                       March 31,      December 31,
                                                         2005            2004
                                                     ------------    -------------
Unused lines of credit and letters of credit         $ 36,423,674    $  33,705,002
Commitments to make loans                                 297,680          106,322

      Since many of the above commitments on lines of credit and letters of credit expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

12.   REGULATORY MATTERS

      The Company and Bank are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.

      Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   REGULATORY MATTERS-Continued

      If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum ratios (for the Company and the Bank) for the classifications well capitalized, adequately capitalized and under capitalized, are as follows:

                                  Capital to risk weighted
                                           assets                      Tier 1 Capital
                                  Total             Tier 1           to average assets
                                ---------         ----------         -----------------
Well capitalized                   10%                 6%                    5%
Adequately capitalized              8                  4                     4
Undercapitalized                    6                  3                     3

Actual capital levels and minimum required levels at March 31, 2005 and December 31, 2004 for the Company and Bank were:

                                                                            Minimum Required to
                                                                            Be Well Capitalized
                                                    Minimum Required            Under Prompt
                                                      For Capital            Corrective Action
                                 Actual             Adequacy Purposes           Provisions
                         ----------------------   ----------------------   ---------------------
                             Amount       Ratio       Amount       Ratio      Amount       Ratio
                         --------------   -----   --------------   -----   -------------   -----
March 31, 2005
Total Capital (Tier 1
and Tier 2) to risk
weighted assets
    Consolidated         $   20,411,084   10.80%  $   15,114,912    8.00%  $  18,893,641   10.00%
    Bank                     19,870,175   10.52       15,109,978    8.00      18,887,473   10.00
Tier 1 (Core) Capital
weighted assets
    Consolidated             18,312,918    9.69        7,557,456    4.00      11,336,184    6.00
    Bank                     17,772,009    9.41        7,554,989    4.00      11,332,484    6.00
Tier 1 (Core) Capital
  Average assets
    Consolidated             18,312,918    9.06        8,087,011    4.00      10,108,764    5.00
    Bank                     17,772,009    8.79        8,085,148    4.00      10,106,435    5.00

December 31, 2004
Total Capital (Tier 1
and Tier 2) to risk
weighted assets
    Consolidated         $   19,961,293   11.15%  $   14,318,832    8.00%  $  17,898,540   10.00%
    Bank                     18,924,066   10.57       14,317,523    8.00      17,896,903   10.00
Tier 1 (Core) Capital
weighted assets
    Consolidated             17,896,127   10.00        7,159,416    4.00      10,739,124    6.00
    Bank                     16,884,868    9.43        7,158,761    4.00      10,738,142    6.00
Tier 1 (Core) Capital
  Average assets
    Consolidated             17,896,127    9.35        7,659,276    4.00       9,574,095    5.00
    Bank                     16,884,868    8.73        7,733,178    4.00       9,666,473    5.00

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   REGULATORY MATTERS-Continued

      The Company and the Bank were designated as well-capitalized under the regulatory framework for prompt corrective action at both March 31, 2005 and December 31, 2004. At both period ends the capital levels of the Company on a consolidated basis included $4.5 million of the subordinated debentures. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in tier one capital of the Company to 25% of total tier one capital. At March 31, 2005, the entire $4.5 million was included as tier one. At December 31, 2004, $4,474,032 was included as tier 1, the remaining balance of $26,968 was included as tier two, a secondary component of total risk based capital. The capital levels of the Bank at March 31, 2005, include $600,000 from the proceeds that were contributed by the Company to the Bank. At year-end 2004 the Bank's capital levels included $200,000 from the proceeds.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, Community Shores Financial Services and the Bank and the Bank's subsidiary, the Mortgage Company, through March 31, 2005 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2005 to that at December 31, 2004. The part labeled Results of Operations discusses the three month period ended March 31, 2005 as compared to the same period of 2004. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $11.4 million to $204.9 million at March 31, 2005 from $193.5 million at December 31, 2004. This is a 5.9% increase in assets during the first three months of 2005. Asset growth was funded by deposit growth and was reflected by increases in balances held at other financial institutions, the loan portfolio, federal funds sold and premises and equipment.

Cash and cash equivalents increased by $2.3 million to $4.7 million at March 31, 2005 from $2.4 million at December 31, 2004. This increase was reflective of selling federal funds and differences in the size of the Bank's cash letter deposit with its correspondent bank on March

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

31. 2005 and December 31, 2004. These increases are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

Total loans climbed to $179.6 million at March 31, 2005 from $171.5 million at December 31, 2004. The $8.1 million net increase is evidenced by $9.5 million growth in the commercial and commercial real estate portfolios, $1.1 million growth in the residential real estate portfolio both of which were offset by a decline of $2.5 million in the construction and consumer loan portfolios. The "wholesale" (commercial and commercial real estate) lending focus applied since opening in 1999 continued during the first three months of 2005. Presently, the commercial and commercial real estate categories of loans comprise 82% of the Bank's total loan portfolio. There are seven experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The level of growth achieved during the first quarter of 2005 is indicative of a strengthening in both the national and local economies. As the marketplace recovers management remains optimistic about future opportunities in the market.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at March 31, 2005 have been included below:

                                     Within        Three to        One to          After
                                      Three         Twelve          Five           Five
                                     Months         Months          Years          Years          Total
                                   -----------    -----------    -----------    -----------    ------------
Commercial, financial and other    $28,264,632    $23,819,132    $31,061,486    $ 2,107,462    $ 85,252,712
Real estate:
     Commercial                      4,704,657     13,907,444     42,397,716        188,207      61,198,024
     Residential                        50,045        171,452      1,055,270      7,042,908       8,319,675
     Construction                       94,000        427,934              0              0         521,934
Consumer                             1,152,653      3,396,415     17,741,479      2,021,589      24,312,136
                                   -----------    -----------    -----------    -----------    ------------
                                   $34,265,987    $41,722,377    $92,255,951    $11,360,166    $179,604,481
                                   ===========    ===========    ===========    ===========    ============
Loans at fixed rates               $ 2,878,117    $ 6,028,212    $55,197,244    $ 5,873,428    $ 69,977,001
Loans at variable rates             31,387,870     35,694,165     37,058,707      5,486,738     109,627,480
                                   -----------    -----------    -----------    -----------    ------------
                                   $34,265,987    $41,722,377    $92,255,951    $11,360,166    $179,604,481
                                   ===========    ===========    ===========    ===========    ============

At March 31, 2005, there were 39% of the loan balances carrying a fixed rate and 61% a floating rate and only 6% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At March 31, 2005, the allowance totaled $2.1 million or approximately 1.17% of gross loans outstanding. Management has determined that this is an appropriate level based

------------------------------------

(1)Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return their borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

on their detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at March 31, 2005 was as follows:

                                                  March 31, 2005                 December 31, 2004
                                           ----------------------------    -----------------------------
                                                           Percent of                       Percent of
                                                            Allowance                        Allowance
                                                           Related to                       Related to
                                             Amount       Loan category       Amount       Loan category
                                           -----------    -------------    ------------    -------------
Balance at End of Period Applicable to:

Commercial                                 $ 1,067,106         50.9%       $ 1, 062,232         52.1%
Real estate:
     Commercial                                706,860         33.7             632,459         31.0
     Residential                                41,598          2.0              36,055          1.8
     Construction                                6,002           .3              25,364          1.2
Consumer                                       276,598         13.1             283,088         13.9
Unallocated                                          0          0.0                   0          0.0
                                           -----------        -----        ------------        -----

Total                                      $ 2,098,164        100.0%       $  2,039,198        100.0%
                                           ===========        =====        ============        =====

The credit rating of a significant commercial loan customer was upgraded during the quarter. Based on the methodology of the Bank's allowance for loan loss calculation a lower allocation was necessary. As a result of this change, the ratio of allowance for loan losses to total loans declined to 1.17% from a level of 1.19% at December 31, 2004 in spite of the significant growth in the commercial loan portfolio as a whole. Management monitors the allocation on a monthly basis and makes adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. An additional $117,000 was added to the allowance during the first quarter of 2005.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2005 compared to those at year-end 2004 and the corresponding change related to those two periods.

                       March 31,    December 31,       Increase
                         2005          2004           (Decrease)
                       ---------    ------------      ----------
Loans Past Due:

30-59 days             $ 763,000    $    541,000      $  222,000
60-89 days               519,000         306,000         213,000
90 days and greater      475,000         598,000        (123,000)
Non accrual notes        168,000         155,000          13,000

Since year-end 2004, overall past due and non-accrual loans have increased by $325,000. A majority of the increase is related to a commercial lending relationship comprised of four loans. The total of these loans is $396,000. At March 31, 2005, three loans were past due 30-59 days and the fourth was past due 60-89 days. None of the four were past due at year-end. The customer is involved in the farming industry, which is highly seasonal and generally slow during the winter months. At this time, there are no losses expected as a result of this

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

relationship and it is anticipated that the loans will be paid current in the near future. The increase in commercial past dues was offset by a decline in retail past dues. Retail past due totals generally trend similar to the economy.

Although the collection process is believed to be sound, there was still the need to charge-off loans. There were net charge-offs of $58,000 recorded for the first three months of 2005, which compares favorably to net charge-offs of $67,000 for the similar period in 2004. As the economy shows signs of recovery, annualized, net charge-offs to average loans have decreased (0.13% for the first quarter of 2005) and remain stable at a level that is under 0.16% which is comparable to the levels of similarly sized commercial financial institutions.

Premises and equipment increased by a net figure of $879,000. The majority of the increase is related to property purchased on February 15, 2005. On that date, the Bank paid $962,595 for a two acre parcel of vacant land for the establishment of the organization's fourth banking location at Harvey and Mt. Garfield Road, in Norton Shores. Construction will begin in late summer and the branch is anticipated to be operational in the third quarter of 2006. In April, the Bank also arranged to purchase a new check-processing machine. The cost is approximately $385,000. The equipment will allow the Bank to offer an enhanced electronic banking experience to its account holders, which should help to retain and attract customers. Management believes that this is a necessary expenditure to allow the Bank to maintain its competitive position in the local marketplace.

Deposit balances were $172.0 million at March 31, 2005 up from $158.8 million at December 31, 2004. Total deposit growth since year-end was $13.2 million or 8%. Non-interest bearing and interest bearing checking accounts grew $3.4 million but was mostly offset by declines totaling $2.7 million in money market and savings accounts. Time deposits over $100,000 reflected 95% or $12.5 million of the increase. $8.9 million of the growth in the time deposits over $100,000 is mainly due to several of the Bank's large public fund customers increasing their holdings of time deposits during the quarter. Many of these particular customer certificates have short maturities. Based on their cash flow needs the certificates were written to mature in the second and third quarters of 2005. At maturity, the money is expected to be used to fund commitments outside of the Bank. The additional growth in time deposits is the result of a newspaper advertising campaign conducted locally throughout the month of March and the solicitation of brokered deposits.

Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. Although brokered deposits were obtained during the first quarter there were significant brokered deposit maturities. The net increase in brokered deposits since year-end was $432,000. The concentration of brokered deposits to total deposits was 30.7% at March 31, 2005 and 33.0% at December 31, 2004.

Repurchase agreements and federal funds purchased decreased $2.1 million (21%) from January 1, 2005 through March 31, 2005. No federal funds were purchased at either period end. The majority of the decline in repurchase agreements is the effect of existing customers decreasing their invested balances from those held at year-end 2004.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both March 31, 2005 and December 31, 2004. All three putable advances are eligible to convert to a floating rate index at the option of the FHLB (put option). The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its put option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term however, as interest rates continue to rise, the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment fee. The scheduled maturities of the notes is 2010.

At March 31, 2005 and December 31, 2004, the Company had subordinated debentures of $4.5 million resulting from a pooled trust preferred offering on December 17, 2004. From the date of the offering through the end of the first quarter, $600,000 of the proceeds had been contributed as capital to the Bank to maintain capital ratios at a designated level of well-capitalized.

The shareholders' equity totaled $13.6 million and $13.4 million at March 31, 2005 and December 31, 2004 respectively. The earnings recorded in the quarter were offset by declines in accumulated other comprehensive income (security market value adjustments). For the first three months of 2005, the annualized return on the Company's average total assets was 0.72%, which compares favorably to 0.35% annualized return for the first three months of 2004. The Company's annualized return on average equity was 10.71% for the first quarter of 2005 and 5.26% for the first quarter of 2004. The ratio of average equity to average assets was 6.69% for the period ended March 31 2005.

RESULTS OF OPERATIONS

The net income for the first quarter of 2005 was $362,000 up from the $169,000 recorded for the same period in 2004. The corresponding basic and diluted earnings per share were $0.25 for 2005's first quarter and $0.12 for the similar period in 2004. The increase in earnings of $193,000 represented an increase of 114% between the two periods.

The most important differences between the operating results of first quarter 2004 and 2005 is the net interest income and the net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                  Three months ended March 31:
                                            ----------------------------------------------------------------------------------
                                                             2005                                       2004
                                            ---------------------------------------    ---------------------------------------
                                               Average                    Average         Average                    Average
                                               Balance       Interest    Yield/Rate       Balance       Interest    Yield/Rate
                                            -------------   ----------   ----------    -------------   ----------   ----------
Assets
    Federal funds sold and interest-
      bearing deposits with banks           $   1,721,299   $   10,476       2.43%     $   5,914,725   $   13,787       0.93%
    Securities (including FHLB stock)          17,500,210      162,337       3.71         20,611,286      173,717       3.37
    Loans (1)                                 176,578,069    2,822,341       6.39        155,275,289    2,283,823       5.88
                                            -------------   ----------     ------      -------------   ----------     ------
                                              195,799,578    2,995,154       6.12        181,801,300    2,471,327       5.44
    Other assets                                6,340,169                                  8,750,537
                                            -------------                              -------------
                                            $ 202,139,747                              $ 190,551,837
                                            =============                              =============
Liabilities and Shareholders' Equity
    Interest bearing deposits               $ 149,826,481   $  856,329       2.29      $ 145,402,193   $  816,993       2.25
    Federal funds purchased and
        repurchase agreements                  13,217,121       56,549       1.71         10,168,836       28,170       1.11
    Notes Payable and Federal Home
        Loan Bank Advances                     10,500,000      137,751       5.25          8,554,396      120,535       5.64
                                            -------------   ----------     ------      -------------   ----------     ------
                                              173,543,602    1,050,629       2.42        164,125,425      965,698       2.35
                                                            ----------                                 ----------
    Non-interest bearing deposits              14,554,299                                 12,861,677
    Other liabilities                             515,625                                    707,500
    Shareholders' Equity                       13,526,221                                 12,857,235
                                            -------------                              -------------
                                            $ 202,139,747                              $ 190,551,837
                                            =============                              =============
Net interest income                                         $1,944,525                                 $1,505,629
                                                            ==========                                 ==========
Net interest spread on earning assets                                        3.70%                                      3.09%
                                                                           ======                                     ======
Net interest margin on earning assets                                        3.97%                                      3.31%
                                                                           ======                                     ======
Average interest-earning assets to Average
interest-bearing liabilities                                               112.82%                                    110.77%
                                                                           ======                                     ======

The net interest spread on average earning assets increased 61 basis points to 3.70% since March 31, 2004. The net interest margin increased by 66 basis points from 3.31% at March 31, 2004 to 3.97% at March 31, 2005. First quarter 2005's net interest income was $1.94 million compared to a figure of $1.51 million for the same three months in 2004. Additional net interest income of 29% or $439,000 was representative of increases in the Bank's average internal prime lending rate of 143 basis points between the two periods, the repricing lag on deposit rate increases as well as a more leveraged balance sheet overall.

The average rate earned on interest earning assets was 6.12% for the three months ended March 31, 2005 compared to 5.44% for the same period in 2004, a 68 basis point increase. The main contributing factor was a 51 basis point increase in the yield on loans, the Bank's largest earning asset category. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. At March 31, 2005, 61% of the Bank's loan portfolio was variable and $7.3 million (89%) of 2005's first quarter loan volume was booked into the variable portion of the loan portfolio.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 7 basis points for the first three months of 2005 compared to the first three months of 2004. There has been a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. Another beneficial factor was the refinance of the Company's debt. The subordinated debentures that were issued in December 2004 accrue interest at a lower rate than the notes

-------------------------
(1)   Includes non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

payable that were in place in March 2004. The average rate difference was 39 basis points between the two periods. Both of the above measures have been instrumental in improving the Bank's net interest margin. However, since March local deposit rates have been rising at a marked pace. Much of the effect of the timing lag on deposit rates enjoyed in the first quarter of 2005 has diminished thus it is expected that there will not be as much to be gained from this in future quarters.

As the Bank's cost of funds increase and prime rate changes continue being a possibility, asset liability management has become an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at March 31, 2005 were:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                              Interest Rate Sensitivity Period
                                            Within        Three to         One to          After
                                            Three          Twelve           Five           Five
                                            Months         Months          Years           Years           Total
                                         ------------   ------------    ------------   -------------   ------------
Earning assets
  Interest-bearing deposits
       In other financial institutions   $    217,469   $          0    $          0   $           0   $    217,469
  Federal funds sold                          600,000              0               0               0        600,000
  Securities (including FHLB stock)           918,929      1,241,036       8,925,424       6,345,264     17,430,653
  Loan held for sale                                0              0               0               0              0
  Loans                                   105,478,244     11,319,504      58,330,808       4,475,925    179,604,481
                                         ------------   ------------    ------------   -------------   ------------
                                          107,214,642     12,560,540      67,256,232      10,821,189    197,852,603
Interest-bearing liabilities
  Savings and checking                     64,049,312              0               0               0     64,049,312
  Time deposits <$100,000                   1,777,342      6,536,197      13,781,997           5,328     22,100,864
  Time deposits >$100,000                  10,983,002     38,818,808      22,398,251               0     72,200,061
  Repurchase agreements and
       Federal funds purchased              7,904,493              0               0               0      7,904,493
  Notes payable and Federal Home
       Loan bank advances                  10,500,000              0               0               0     10,500,000
                                         ------------   ------------    ------------   -------------   ------------
                                           95,214,149     45,355,005      36,180,248           5,328    176,754,730
Net asset (liability) repricing gap      $ 12,000,493   $(32,794,465)   $ 31,075,984   $  10,815,861   $ 21,097,873
                                         ============   ============    ============   =============   ============
Cumulative net asset (liability)
       Repricing gap                     $ 12,000,493   $(20,793,972)   $ 10,282,012   $  21,097,873
                                         ============   ============    ============   =============

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's March 31, 2005 balance sheet adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced drastic increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

The provision for loan losses for the first three months of 2005 was $117,000 compared to a figure of $57,000 for the same period in 2004. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first quarter totaled $295,000 and represented a 35% increase compared to last year's first quarter. Service charge income was $48,000 higher between 2005's first three months and the similar period in 2004. Substantially all of the increase was related to additional non-sufficient funds charges. In December 2004, the Bank rolled out a new program called Overdraft Privilege. The program allows customers to have an

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

assigned overdraft limit tied to their checking account within which presentments will be honored and a service charge will be automatically assessed. The entire first quarter of 2005 was subject to this new program. The main risk with Overdraft Privilege is that a customer will not bring their account back to a positive balance within a short period of time causing the Bank to experience increased miscellaneous losses. Management believes that there is adequate oversight of this program by qualified Bank personnel and believes this should help to mitigate escalating losses.

Mortgage loan referral fees and gains on loans sold recorded for the first three months of 2005 were $16,000. For the similar period in 2004 the total was $25,000, a decrease of $9,000. As the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates in the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that the level recognized in 2005's first quarter is reasonable given the changes in the rate environment and the time of the year. In spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases.

In the first quarter of 2004, four securities were sold for a loss of $18,000. There were no security sales in the first quarter of 2005.

Other non-interest income increased by $21,000 between the first quarter of 2005 and the similar quarter in 2004. Half of the increase is related to increased commissions on the sale of third party brokerage products. The remainder is due to the Bank's growth.

Non-interest expenses for the first three months of 2005 increased 11% over the same three-month period in 2004. The figure for 2005 was $1.57 million compared to a total of $1.42 million for 2004. Most categories increased by a modest amount and occurred as a result of the general growth of the Bank. The most notable expense changes were in personnel, advertising and other expenses.

Increased personnel expenses represented 43% of the rise in non-interest expenses. The expenses totaled $847,000 in the first quarter of 2005 compared to $782,000 in the first quarter of 2004. The Bank employed an additional 6 full-time equivalent staff members between the two periods.

Advertising expense was $46,000 in the first quarter of 2005, an increase of $20,000 over advertising expenses in the first quarter of 2004. The Bank initiated a significant newspaper campaign throughout a large portion of the first quarter in an attempt to attract local deposits to support anticipated loan growth. Additionally the Bank instituted an image campaign utilizing billboards throughout its marketplace. Management expects to continue both programs throughout the remainder of the year.

Other non-interest expenses increased $57,000 between 2004's first quarter and that of 2005. Loan collection and repossession expenses increased $12,000 between the two period ends and there was a $10,000 miscellaneous loss recorded in 2005's first quarter related to the disposition of property that had been previously repossessed. Additionally, in 2005's first quarter there were fees that were associated with moving to NASDAQ smallcap on February 22, 2005. The NASDAQ fees will be ongoing.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      The $109,204 increase in federal tax expense is related to differences in pre-tax income. The effective tax rate for the first quarter of 2005 was 35% and in 2004 it was 33%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2005. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company, the Bank, the Mortgage Company, Community Shores Financial Services or the Trust may be involved in various legal proceedings that are incidental to their business. In the opinion of management, the Company, the Bank, the Mortgage Company, Community Shores Financial Services and the Trust are not a party to any current legal proceedings that are material to their financial condition, either individually or in the aggregate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 6. EXHIBITS

EXHIBIT NO.                                       EXHIBIT DESCRIPTION
-----------          ----------------------------------------------------------------------
    3.1              Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2
                     (Commission File No. 333-63769) that became effective on
                     December 17, 1998.
    3.2              Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 10-KSB.
   10.1              Buy and Sell Agreement between Community Shores Bank
                     Corporation and Norton Shores Hotel LLC dated July 19, 2004 is incorporated by reference to exhibit 10.1 of the Company's
                     February 22, 2005 Form 8-K (SEC file no. 000-51166).
   10.2              First Amendment to Purchase Agreement between Community
                     Shores Bank Corporation and Norton Shores Hotel LLC dated
                     October 19, 2004 is incorporated by reference to exhibit 10.2 of the
                     Company's February 22, 2005 Form 8-K (SEC file no. 000-51166).
   10.3              Letter extending contingency period for the Purchase Agreement between Community Shores Bank Corporation and Norton Shores
                     Hotel LLC dated December 22, 2004 is incorporated by reference to exhibit 10.3 of the Company's February 22, 2005 Form 8-K (SEC
                     file no. 000-51166).
   10.4              Second letter extending contingency period for the Purchase
                     Agreement between Community Shores Bank Corporation and
                     Norton Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's February 22, 2005
                     Form 8-K (SEC file no. 000-51166).
   10.5              Second Amendment to Purchase Agreement between Community
                     Shores Bank Corporation and Norton Shores Hotel LLC dated
                     February 15, 2005 is incorporated by reference to exhibit 10.5 of the Company's February 22, 2005 Form 8-K (SEC file no.000-
                     51166).
   31.1              Rule 13a-14(a) Certification of the principal executive officer.
   31.2              Rule 13a-14(a) Certification of the principal executive officer.
   32.1              Section 1350 Chief Executive Officer Certification.
   32.2              Section 1350 Chief Executive Officer Certification.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

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

                         By: /s/ Tracey A. Welsh
                             --------------------------------------------
                         Tracey A. Welsh
                         Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                      EXHIBIT DESCRIPTION
-----------          ----------------------------------------------------------------------
     3.1             Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form SB-2
                     (Commission File No. 333-63769) that became effective on
                     December 17, 1998.
     3.2             Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 10-KSB.
    10.1             Buy and Sell Agreement between Community Shores Bank
                     Corporation and Norton Shores Hotel LLC dated July 19, 2004 is incorporated by reference to exhibit 10.1 of the Company's
                     February 22, 2005 Form 8-K (SEC file no. 000-51166).
    10.2             First Amendment to Purchase Agreement between Community
                     Shores Bank Corporation and Norton Shores Hotel LLC dated
                     October 19, 2004 is incorporated by reference to exhibit 10.2 of the
                     Company's February 22, 2005 Form 8-K (SEC file no. 000-51166).
    10.3             Letter extending contingency period for the Purchase Agreement between Community Shores Bank Corporation and Norton Shores
                     Hotel LLC dated December 22, 2004 is incorporated
                     by reference to exhibit 10.3 of the Company's February 22, 2005
                     Form 8-K (SEC file no. 000-51166).
    10.4             Second letter extending contingency period for the Purchase
                     Agreement between Community Shores Bank Corporation and
                     Norton Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's February 22, 2005
                     Form 8-K (SEC file no. 000-51166).
    10.5             Second Amendment to Purchase Agreement between Community
                     Shores Bank Corporation and Norton Shores Hotel LLC dated
                     February 15, 2005 is incorporated by reference to exhibit 10.5 of the Company's February 22, 2005 Form 8-K (SEC file no. 000-
                     51166).
    31.1             Rule 13a-14(a) Certification of the principal executive officer.
    31.2             Rule 13a-14(a) Certification of the principal executive officer.
    32.1             Section 1350 Chief Executive Officer Certification.
    32.2             Section 1350 Chief Executive Officer Certification.