Form 10QSB
period 2005-06-30
COMMUNITY SHORES BANK CORP
filed 2005-08-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

At July 31, 2005, 1,434,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                               Yes        No   X
                                   -----     -----

                    Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements................................       1

         Item 2. Management's Discussion and Analysis ...............      13

         Item 3. Controls and Procedures.............................      24

PART II. Other Information

         Item 1. Legal Proceedings...................................      25

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds............................................      25

         Item 3. Defaults upon Senior Securities.....................      25

         Item 4. Submission of Matters to a Vote of Security
                 Holders.............................................      25

         Item 5. Other Information...................................      26

         Item 6. Exhibits ...........................................      26

         Signatures..................................................      28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       June 30,     December 31,
                                                                         2005           2004
                                                                     ------------   ------------
                                                                      (unaudited)
ASSETS
Cash and due from financial institutions                             $  6,644,959   $  2,214,088
Interest-bearing deposits in other financial institutions                 278,224        161,527
Federal funds sold                                                      6,650,000              0
                                                                     ------------   ------------
   Cash and cash equivalents                                           13,573,183      2,375,615

Securities
   Available for sale (at fair value)                                  15,274,110     16,530,818
   Held to maturity (fair value of $3,354,372 at June 30, 2005 and
      $409,023 at December 31, 2005)                                    3,359,398        399,523
                                                                     ------------   ------------
      Total securities                                                 18,633,508     16,930,341
Loans held for sale                                                       130,000              0

Loans                                                                 186,726,712    171,451,202
Less: Allowance for loan losses                                         2,154,519      2,039,198
                                                                     ------------   ------------
   Net loans                                                          184,572,193    169,412,004

Federal Home Loan Bank stock                                              425,000        425,000
Premises and equipment, net                                             3,561,778      2,542,997
Accrued interest receivable                                               840,040        734,707
Other assets                                                            1,015,031      1,081,944
                                                                     ------------   ------------
      Total assets                                                   $222,750,733   $193,502,608
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                              $ 18,062,244   $ 13,153,038
   Interest bearing                                                   173,489,212    145,667,485
                                                                     ------------   ------------
      Total deposits                                                  191,551,456    158,820,523

Federal funds purchased and repurchase agreements                       5,775,131      9,980,778
Federal Home Loan Bank advances                                         6,000,000      6,000,000
Subordinated debentures                                                 4,500,000      4,500,000
Accrued expenses and other liabilities                                    867,441        801,975
                                                                     ------------   ------------
      Total liabilities                                               208,694,028    180,103,276

Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                                            0              0
   Common stock, no par value; 9,000,000 shares authorized; June
      30, 2005 1,432,800 & 2004-1,430,000 shares issued                12,950,998     12,922,314
   Retained Earnings                                                    1,204,435        499,781
   Accumulated other comprehensive loss                                   (98,728)       (22,763)
                                                                     ------------   ------------
   Total shareholders' equity                                          14,056,705     13,399,332
                                                                     ------------   ------------
   Total liabilities and shareholders' equity                        $222,750,733   $193,502,608
                                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months     Three Months     Six Months      Six Months
                                                            Ended           Ended           Ended           Ended
                                                        June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                       --------------   -------------   -------------   -------------
Interest and dividend income
   Loans, including fees                                 $3,098,902       $2,317,827      $5,921,243      $4,601,650
   Securities and FHLB dividends                            172,933          126,590         330,717         300,307
   Federal funds sold and other income                        2,243           11,507          17,272          25,294
                                                         ----------       ----------      ----------      ----------
      Total interest income                               3,274,078        2,455,924       6,269,232       4,927,251

Interest expense
   Deposits                                               1,055,047          809,318       1,911,376       1,626,311
   Repurchase agreements, federal funds purchased,
      and other debt                                         71,904           26,128         128,453          54,298
   Federal Home Loan Bank advances and notes payable        145,357          123,306         283,108         243,841
                                                         ----------       ----------      ----------      ----------
      Total interest expense                              1,272,308          958,752       2,322,937       1,924,450
                                                         ----------       ----------      ----------      ----------

NET INTEREST INCOME                                       2,001,770        1,497,172       3,946,295       3,002,801
Provision for loan losses                                   130,335          158,397         247,757         215,274
                                                         ----------       ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,871,435        1,338,775       3,698,538       2,787,527

Noninterest income
   Service charges on deposit accounts                      225,667          167,290         433,503         327,219
   Mortgage loan referral fees                                    0           15,449           2,120          35,579
   Net gain on sale of loans                                  2,724            9,303          16,435          14,588
   Net gain (loss) on disposition of securities                   0           10,923               0          (6,600)
   Other                                                     82,244           69,090         153,216         119,988
                                                         ----------       ----------      ----------      ----------
      Total noninterest income                              310,635          272,055         605,274         490,774

Noninterest expense
   Salaries and employee benefits                           902,709          789,410       1,749,499       1,570,950

   Occupancy                                                 72,122           74,559         148,398         154,650
   Furniture and equipment                                   95,880           90,542         179,547         182,450
   Advertising                                               40,320           12,688          86,427          39,181
   Data processing                                           91,178           79,769         178,738         156,148
   Professional services                                    133,327           92,186         265,309         213,130
   Other                                                    332,799          232,729         628,645         471,625
                                                         ----------       ----------      ----------      ----------
      Total noninterest expense                           1,668,335        1,371,883       3,236,563       2,788,134
                                                         ----------       ----------      ----------      ----------

INCOME BEFORE FEDERAL INCOME TAXES                          513,735          238,947       1,067,249         490,167
Federal income tax expense/(benefit)                        171,222           84,631         362,597         166,802
                                                         ----------       ----------      ----------      ----------
NET INCOME                                               $  342,513       $  154,316      $  704,652      $  323,365
                                                         ==========       ==========      ==========      ==========
Comprehensive income (loss)                              $  416,458       $ (136,630)     $  628,687      $  129,660
                                                         ==========       ==========      ==========      ==========
Weighted average shares outstanding                       1,432,800        1,430,000       1,432,057       1,430,000
                                                         ==========       ==========      ==========      ==========
Diluted average shares outstanding                        1,462,813        1,467,309       1,461,141       1,447,594
                                                         ==========       ==========      ==========      ==========
Basic earnings per share                                 $     0.24       $     0.11      $     0.49      $     0.23
                                                         ==========       ==========      ==========      ==========
Diluted earnings per share                               $     0.23       $     0.11      $     0.48      $     0.22
                                                         ==========       ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other           Total
                                                     Common      Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)      Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2004            1,430,000   $12,922,314   $ (303,864)    $  17,252      $12,635,702

Comprehensive income:
   Net Income                                                      323,365                        323,365
   Unrealized loss on securities
      available-for-sale, net                                                   (193,705)        (193,705)
                                                                                              -----------
         Total comprehensive income                                                               129,660
                                      ---------   -----------   ----------     ---------      -----------
BALANCE, JUNE 30, 2004                1,430,000   $12,922,314   $   19,501     $(176,453)     $12,765,362
                                      =========   ===========   ==========     =========      ===========

BALANCE AT JANUARY 1, 2005            1,430,000   $12,922,314   $  499,783     $ (22,763)     $13,399,334

Proceeds from the exercise of
   stock options                          2,800        28,684                                      28,684

Comprehensive income:
   Net income                                                      704,652                        704,652
   Unrealized loss on securities
      available-for-sale, net                                                    (75,965)         (75,965)
                                                                                              -----------
         Total comprehensive income                                                               628,687
                                      ---------   -----------   ----------     ---------     ------------
BALANCE AT JUNE 30, 2005              1,432,800   $12,950,998   $1,204,435     $ (98,728)     $14,056,705
                                      =========   ===========   ==========     =========     ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             June 30, 2005   June 30, 2004
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $    704,652    $    323,365
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                   247,757         215,274
      Depreciation and amortization                               144,836         154,307
      Net (accretion)/amortization of securities                   16,175          60,370
      Net realized gain on disposition of securities                    0           6,600
      Net realized gain on sale of loans                          (16,435)        (14,588)
      Loans originated for sale                                (2,261,150)     (1,299,900)
      Proceeds from loan sales                                  2,147,585       1,225,488
      Net change in:
         Accrued interest receivable and other assets                 716         126,580
         Accrued interest payable and other liabilities            65,466        (119,490)
                                                             ------------    ------------
            Net cash from operating activities                  1,049,602         678,006

CASH  FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                             0       7,678,458
      Maturities, prepayments and calls                         1,126,981       6,626,198
      Purchases                                                         0      (6,511,638)
   Activity in held-to-maturity securities
      Maturities                                                  105,000          28,571
      Purchases                                                (3,066,422)       (244,625)
   Loan originations and payments, net                        (15,407,946)    (10,899,340)
   Additions to premises and equipment                         (1,163,617)        (78,685)
                                                             ------------    ------------
            Net cash used in investing activities             (18,406,004)     (3,401,061)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                      32,730,933       2,297,691
   Net change in federal funds purchased and
      repurchase agreements                                    (4,205,647)     (2,374,716)
   Draws (paydown) on note payable                                      0         400,000
   Net proceeds from the exercise of stock options                 28,684               0
                                                             ------------    ------------
         Net cash from financing activities                    28,553,970         322,975
                                                             ------------    ------------

Net change in cash and cash equivalents                        11,197,568      (2,400,080)
Beginning cash and cash equivalents                             2,375,615       6,590,025
                                                             ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                             $ 13,573,183    $  4,189,945
                                                             ============    ============

Supplemental cash flow information:
   Cash paid during the period for Interest                  $  2,243,484    $  1,906,823

   Cash paid for federal income tax                          $    380,000    $    210,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2005 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2004. Some items in the prior year financial statements were reclassified to conform to the current presentation.

     Earnings per share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options.

     New Accounting Pronouncements: FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting period provided, and so cannot currently be predicted. There will be no significant effect on financial position as total equity will not change.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION-continued

                                                           Three Months    Three Months     Six Months      Six Months
                                                              Ended           Ended           Ended           Ended
                                                          June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                          -------------   -------------   -------------   -------------
Net income as reported                                       $342,513        $154,316        $704,652        $323,365
Deduct: stock-based compensation expense
   determined under fair value based method mmmemmethod         2,311           5,726           4,622          11,453
                                                             --------        --------        --------        --------
Pro forma net income                                          340,202         148,590         700,030         311,912

Basic earnings per share as reported                         $    .24        $    .11        $    .49        $    .23
Diluted earnings per share as reported                       $    .23        $    .11        $    .48        $    .22
Pro forma basic earnings per share                           $    .24        $    .10        $    .49        $    .22
Pro forma diluted earnings per share                         $    .23        $    .10        $    .48        $    .21

No options have been granted in 2005.

3.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at June 30, 2005 and at December 31, 2004:

                                                      Gross        Gross
                                      Amortized    Unrealized   Unrealized       Fair
June 30, 2005                            Cost         Gains       Losses        Value        %
-----------------------------------   ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                  $     0    $(139,639)   $ 5,390,165   28.9
   Municipal securities                               12,488       (6,699)       715,732    3.9
   Mortgage-backed securities                         40,922      (56,660)     9,168,213   49.2
                                                     -------    ---------    -----------   ----
                                                     $53,410    $(202,998)   $15,274,110   82.0
Held to maturity:
   Municipal securities               $3,359,398     $ 6,632    $ (11,658)   $ 3,354,372   18.0

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized       Fair
December 31, 2004                        Cost        Gains       Losses        Value        %
-----------------------------------   ---------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                $      0    $(126,198)   $ 5,406,061   31.9
   Municipal securities                              17,874       (3,626)       725,574    4.3
   Mortgage-backed securities                        95,801      (18,340)    10,399,183   61.4
                                                   --------    ---------    -----------   ----
                                                    113,675     (148,164)    16,530,818   97.6
Held to maturity:
   Municipal securities                $399,523       9,588          (88)       409,023    2.4

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SECURITIES-continued

     Below is the schedule of maturities for investments held at June 30, 2005:

                                                       Held to Maturity
                              Available for Sale   -----------------------
                                     Fair           Amortized      Fair
                                     Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $        --      $  235,732   $  235,627
Due from one to five years          4,987,303               0            0
Due in more than five years         1,118,593       3,123,666    3,118,745
Mortgage-backed                     9,168,214               0            0
                                  -----------      ----------   ----------
                                  $15,274,110      $3,359,398   $3,354,372
                                  ===========      ==========   ==========

4.   LOANS

     Loans increased $15,275,510 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 to June 30, 2005 were as follows:

                                      June 30, 2005        December 31, 2004      Percent
                                  --------------------   --------------------    Increase/
                                     Balance       %        Balance       %     (Decrease)
                                  ------------   -----   ------------   -----   ----------
Commercial                        $ 88,085,672    47.2%  $ 80,385,707    46.9%      9.6%
Real Estate:
   Commercial                       64,408,630    34.4     56,484,601    32.9      14.0
   Residential                       8,539,444     4.6      7,210,940     4.2      18.4
   Construction                      1,137,809     0.6      2,205,563     1.3     (48.4)
Consumer                            24,555,157    13.2     25,164,391    14.7      (2.4)
                                  ------------   -----   ------------   -----
                                   186,726,712   100.0    171,451,202   100.0
                                  ------------   =====   ------------   =====
Less: allowance for loan losses      2,154,519              2,039,198
                                  ------------           ------------
                                  $184,572,193           $169,412,004
                                  ============           ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2005 and 2004:

                              Three Months   Three Months   Six Months   Six Months
                                  Ended          Ended         Ended        Ended
                                06/30/05       06/30/04      06/30/05     06/30/04
                              ------------   ------------   ----------   ----------
Beginning Balance              $2,098,165     $1,917,273    $2,039,198   $1,927,756
Charge-offs
   Commercial                     (23,670)            --       (63,550)          --
   Real estate-commercial              --             --            --      (23,408)
   Real estate-residential             --             --            --           --
   Real estate-construction            --             --            --           --
   Consumer                       (55,751)       (12,745)      (96,697)     (75,229)
                               ----------     ----------    ----------   ----------
Total Charge-offs                 (79,421)       (12,745)     (160,247)     (98,637)
Recoveries
   Commercial                          --             --            --        2,167
   Real estate-commercial              --          2,166            --        2,166
   Real estate-residential             --             --            --           --
   Real estate-construction            --             --            --           --
   Consumer                         5,440          2,352        27,811       18,717
                               ----------     ----------    ----------   ----------
Total Recoveries                    5,440          4,518        27,811       23,050
Provision for loan losses         130,335        158,397       247,757      215,274
                               ----------     ----------    ----------   ----------
Ending Balance                 $2,154,519     $2,067,443    $2,154,519   $2,067,443
                               ==========     ==========    ==========   ==========

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                     June 30,    December 31,
                                       2005          2004
                                    ----------   ------------
Land & land improvements            $1,677,045    $  714,450
Buildings & building improvements    1,689,663     1,689,075
Furniture, fixtures and equipment    2,134,835     2,107,237
Construction in Process                261,612        88,916
                                    ----------    ----------
                                     5,763,155     4,599,678
Less: accumulated depreciation       2,201,377     2,056,681
                                    ----------    ----------
                                    $3,561,778    $2,542,997
                                    ==========    ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEPOSITS

     Deposit balances increased $32,730,933 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 through June 30, 2005 were as follows:

                              June 30, 2005        December 31, 2004      Percent
                          --------------------   --------------------    Increase/
                             Balance       %        Balance       %     (Decrease)
                          ------------   -----   ------------   -----   ----------
Non-interest bearing
   Demand                 $ 18,062,244     9.4%  $ 13,153,038     8.3%     37.3%
Interest bearing
   Checking                 25,022,939    13.1     22,195,301    14.0      12.7
   Money Market             18,132,765     9.5     27,993,852    17.6     (35.2)
   Savings                  14,964,243     7.8     13,654,541     8.6       9.6
   Time, under $100,000     24,393,148    12.7     22,148,114    13.9      10.1
   Time, over $100,000      90,976,117    47.5     59,675,677    37.6      52.5
                          ------------   -----   ------------   -----
Total Deposits            $191,551,456   100.0%  $158,820,523   100.0%
                          ============   =====   ============   =====

8.   SHORT-TERM BORROWINGS

     At both June 30, 2005 and December 31, 2004, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2004, repurchase agreements decreased $4,205,647. The June 30, 2005 and December 31, 2004 information was as follows:

                                              Repurchase   Federal Funds
                                              Agreements     Purchased
                                             -----------   -------------
Outstanding at June 30, 2005                 $ 5,775,131    $         0
   Average interest rate at period end              1.80%          0.00%
   Average balance during period               8,632,189      4,344,696
   Average interest rate during period              1.46%          3.02%
   Maximum month end balance during period    10,776,372     10,600,000
Outstanding at December 31, 2004             $ 9,980,778    $         0
   Average interest rate at year end                1.24%          0.00%
   Average balance during year                 9,314,156      2,271,721
   Average interest rate during year                1.16%          1.86%
   Maximum month end balance during year      11,480,726      5,550,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings, the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At June 30, 2005, the Bank had assets with a market value of $10,006,278 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2005 and December 31, 2004 are:

                       Current       June 30,    December 31,
  Maturity Date     Interest Rate      2005          2004
-----------------   -------------   ----------   ------------
March 24, 2010           5.99        1,500,000     1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 5.54% at June 30, 2005. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on June 30th, 2005. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2005 and December 31, 2004 follows:

                                                 June 30,    December 31,
                                                   2005          2004
                                               -----------   ------------
Unused lines of credit and letters of credit   $37,094,269    $33,705,002
Commitments to make loans                          645,511        106,322

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

                         Capital to risk weighted
                                  assets
                         ------------------------     Tier 1 Capital
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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  REGULATORY MATTERS-continued

     Actual capital levels and minimum required levels at June 30, 2005 and December 31, 2004 for the Company and Bank were:

                                                                             Minimum Required to
                                                                             Be Well Capitalized
                                                         Minimum Required        Under Prompt
                                                           For Capital        Corrective Action
                                        Actual          Adequacy Purposes         Provisions
                                 -------------------   -------------------   -------------------
                                    Amount     Ratio      Amount     Ratio      Amount     Ratio
                                 -----------   -----   -----------   -----   -----------   -----
June 30, 2005
Total Capital (Tier 1 and Tier
   2) to risk weighted assets
      Consolidated               $20,809,952   10.52%  $15,817,695   8.00%   $19,772,119   10.00%
      Bank                        20,515,520   10.38    15,812,348   8.00     19,765,435   10.00
Tier 1 (Core) Capital to risk
   weighted assets
      Consolidated                18,655,433    9.44     7,908,848   4.00     11,863,271    6.00
      Bank                        18,361,002    9.29     7,906,174   4.00     11,859,261    6.00
Tier 1 (Core) Capital to
   average assets
      Consolidated                18,655,433    8.90     8,381,811   4.00     10,477,264    5.00
      Bank                        18,361,002    8.76     8,379,332   4.00     10,474,165    5.00

December 31, 2004
Total Capital (Tier 1 and Tier
   2) to risk weighted assets
      Consolidated               $19,961,293   11.15%  $14,318,832   8.00%   $17,898,540   10.00%
      Bank                        18,924,066   10.57    14,317,523   8.00     17,896,903   10.00
Tier 1 (Core) Capital to risk
   weighted assets
      Consolidated                17,896,127   10.00     7,159,416   4.00     10,739,124    6.00
      Bank                        16,884,868    9.43     7,158,761   4.00     10,738,142    6.00
Tier 1 (Core) Capital to
   Average assets
      Consolidated                17,896,127    9.35     7,659,276   4.00      9,574,095    5.00
      Bank                        16,884,868    8.73     7,733,178   4.00      9,666,473    5.00

     The Company and the Bank were in the well-capitalized category at both June 30, 2005 and December 31, 2004. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through June 30, 2005 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2005 to that at December 31, 2004. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2005 as compared to the same periods of 2004. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

FINANCIAL CONDITION

Total assets increased by $29.2 million to $222.7 million at June 30, 2005 from $193.5 million at December 31, 2004. This is a 15.1% increase in assets during the first six months of 2005. Asset growth was funded by deposit growth and was reflected by increases in balances held at other financial institutions, federal funds sold, the security portfolio, the loan portfolio and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents increased by $11.2 million to $13.6 million at June 30, 2005 from $2.4 million at December 31, 2004. This increase was reflective of selling federal funds and differences in the size of the Bank's cash letter deposit with its correspondent bank on June 30, 2005 and December 31, 2004. These increases are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

The total security portfolio increased by a net amount of $1.7 million since December 31, 2004. Securities held to maturity increased $3.0 million but was offset by a reduction of $1.3 million in the available for sale portion of the portfolio. Additions made to the held to maturity section of the portfolio consisted entirely of municipal bonds. Municipal bond interest receives favorable tax treatment thus such purchases are part of the overall tax planning strategy of management. The reduction in the available for sale holdings is the result of securities maturing, being called or receiving principal repayments.

Total loans climbed to $186.7 million at June 30, 2005 from $171.5 million at December 31, 2004. The $15.2 million net increase includes $15.6 million growth in the commercial and commercial real estate portfolios, $1.3 million growth in the residential real estate portfolio and a decline of $1.7 million in the construction and consumer loan portfolios. The "wholesale" (commercial and commercial real estate) lending focus applied since opening in 1999 continued during the first six months of 2005. Presently, the commercial and commercial real estate categories of loans comprise 81% of the Bank's total loan portfolio. There are eight experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The level of growth achieved during the first half of 2005 is indicative of a strengthening in both the national and local economies. As the marketplace recovers management remains optimistic about future opportunities in the market.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at June 30, 2005 are included below:

                                      Within       Three to       One to        After
                                      Three         Twelve         Five          Five
                                      Months        Months        Years         Years          Total
                                   -----------   -----------   -----------   -----------   ------------
Commercial, financial and other    $24,893,426   $30,973,091   $30,441,723   $ 1,777,432   $ 88,085,672
Real estate:
   Commercial                        5,552,177    12,810,378    45,711,538       334,537     64,408,630
   Residential                          51,247       177,766     1,094,093     7,216,338      8,539,444
   Construction                        265,402       872,407            --            --      1,137,809
Installment loans to individuals     1,375,838     2,945,914    17,927,668     2,305,737     24,555,157
                                   -----------   -----------   -----------   -----------   ------------
                                   $32,138,090   $47,779,556   $95,175,022   $11,634,044   $186,726,712
                                   ===========   ===========   ===========   ===========   ============
Loans at fixed rates               $ 4,383,633   $ 5,180,004   $59,945,640   $ 5,906,582   $ 75,415,859
Loans at variable rates             27,754,457    42,599,552    35,229,382     5,727,462    111,310,853
                                   -----------   -----------   -----------   -----------   ------------
                                   $32,138,090   $47,779,556   $95,175,022   $11,634,044   $186,726,712
                                   ===========   ===========   ===========   ===========   ============

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return their borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At June 30, 2005, 40% of the loan balances carried a fixed rate and 60% a floating rate and only 6% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At June 30, 2005, the allowance totaled $2.2 million or approximately 1.15% of gross loans outstanding. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

                                                 June 30, 2005              December 31, 2004
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
                                            Amount     Loan category     Amount     Loan category
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,072,156        49.8%      $1,062,232        52.1%
Real estate:
   Commercial                                746,649        34.7          632,459        31.0
   Residential                                43,347         2.0           36,055         1.8
   Construction                               13,085         0.6           25,364         1.2
Consumer                                     279,282        12.9          283,088        13.9
Unallocated                                        0         0.0                0         0.0
                                          ----------       -----       ----------       -----
Total                                     $2,154,519       100.0%      $2,039,198       100.0%
                                          ==========       =====       ==========       =====

The credit rating of a significant commercial loan customer was upgraded in the first half of the year and the specific allocation related to the credit was removed. Based on the methodology of the Bank's allowance for loan loss calculation, a lower allocation was necessary as a result of this change. The ratio of allowance for loan losses to total loans declined to 1.15% from a level of 1.19% at December 31, 2004 in spite of the significant growth in the commercial loan portfolio as a whole. Based on management's analysis, an additional $248,000 was added to the allowance during for the first half of 2005 with $130,000 being added in the second quarter.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2005 compared to those at year-end 2004 and the corresponding change, related to those two periods.

                       June 30,    December 31,    Increase
                         2005          2004       (Decrease)
                      ----------   ------------   ---------
Loans Past Due:
30-59 days            $1,026,000     $541,000     $ 485,000
60-89 days               362,000      306,000        56,000
90 days and greater      276,000      598,000      (322,000)
Non accrual notes        758,000      155,000       603,000

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Since year-end 2004, overall past due and non-accrual loans have increased by $822,000. A portion of the increase is related to a commercial lending relationship comprised of three loans. The total of these loans is $258,000. At June 30, 2005, two of the loans were past due 30-59 days and one was past due over 90 days. None of the three loans were past due at year-end. The customer is involved in the farming industry, which is highly seasonal and generally slow during the winter months. At this time, there are no losses expected as a result of this relationship and it is anticipated that the loans will be paid current in the near future. Additionally, in the commercial 30-59 day past due category there were two customers (notes totaling $159,000) that were in the process of renewing their notes but unfortunately the paperwork was not completed before June 30. As of July 31, the notes had been renewed.

Retail past due totals also increased since year-end. Borrowers with loans totaling $130,000, considered past due (in the 30-59 day category) at quarter end, made payments in July bringing their loans current. Three loans totaling $171,000 have been put on non accrual since year-end and are in various stages of foreclosure. The balances in non accrual are reflective of the anticipated settlements. No further losses are anticipated.

Although the collection process is believed to be sound, there was still the need to charge-off loans. There were net charge-offs of $132,000 recorded for the first six months of 2005, which is higher than net charge-offs of $76,000 for the similar period in 2004. Additionally, there was a shift in the proportion of commercial loan charge-offs between the two periods. One of the commercial notes charged off was made to a nationally chartered non profit entity that ceased operations. The loan had a specific allocation in the loan loss allowance for the entire amount ($37,000). As the total size of the loan portfolio increases it is anticipated that net charge-offs will increase. Annualized, net charge-offs to average loans was 0.14% for the first half of 2005.

Premises and equipment increased by a net figure of $1.0 million. The majority of the increase is related to property purchased on February 15, 2005. On that date, the Bank paid $962,595 for a two acre parcel of vacant land at Harvey and Mt. Garfield Road, in Norton Shores, for the establishment of the Bank's fourth banking location. Construction will begin in late summer and the branch is anticipated to be operational in the third quarter of 2006. In April, the Bank also arranged to purchase a new check-processing machine. The cost is approximately $385,000. The equipment was installed in May. It allows the Bank to offer enhanced electronic banking to its account holders, which should help to retain and attract customers. Management believes that this was a necessary expenditure to allow the Bank to maintain its competitive position in the local marketplace. Finally, the Bank has signed a purchase agreement on property in North Muskegon and is in the concluding stages of performing environmental due diligence. The agreed on purchase price is $855,000. If the property purchase is completed the Bank intends on building a branch for its North Muskegon location. The current North Muskegon banking location is leased.

Deposit balances were $191.6 million at June 30, 2005 up from $158.8 million at December 31, 2004. Total deposit growth since year-end was $32.8 million or 21%. Non-interest bearing and interest bearing checking accounts together with savings accounts grew $9.0 million but was offset by declines totaling $9.9 million in money market accounts. One public fund customer reduced its balance by $6.8 million, which accounted for 76% of the decline in

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

money market accounts. It is typical for certain public fund customers to have large balance fluctuations, particularly in the second quarter of the year.

Time deposit growth totaled over $33.5 million in the first six months of the year. Time deposits over $100,000 reflected 96% of total deposit growth. $11.9 million of the growth in the time deposits over $100,000 is mainly due to several of the Bank's large public fund customers increasing their holdings of time deposits during the first half of the year. Many of these particular customer certificates have short maturities. Based on their cash flow needs the certificates were written to mature in the third quarter of 2005. At maturity, the money is expected to be used to fund commitments outside of the Bank. The additional growth in time deposits is the result of a newspaper advertising campaign conducted locally beginning in March and the solicitation of brokered deposits.

Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. The net increase in brokered deposits since year-end was $15.4 million. The concentration of brokered deposits to total deposits was 35.3% at June 30, 2005 and 33.0% at December 31, 2004. When the loan portfolio grows more quickly than local deposits it is helpful to use this means in order to maintain the Bank's liquidity. In a rising rate environment, it is difficult to attract medium and long term local deposits as most customers prefer short term maturities in order to more quickly take advantage of higher rates. Using brokered deposits allows the Bank to have more control over the timing of maturities thus matching them more closely to the terms of the loans being booked.

Repurchase agreements and federal funds purchased decreased $4.2 million (42%) from January 1, 2005 through June 30, 2005. No federal funds were purchased at either period end. Half of the decline in repurchase agreements is the effect of existing customers decreasing their invested balances from those held at year-end 2004; the other half stems from customers being switched to the Bank's Premium Sweep product (affecting overall growth in savings account balances).

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both June 30, 2005 and December 31, 2004. All three putable advances are eligible to convert to a floating rate index at the option of the FHLB (put option). The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its put option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term, however as interest rates continue to rise, the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment fee. The scheduled maturities of the notes are all in 2010.

At June 30, 2005 and December 31, 2004, the Company had net subordinated debentures of $4.5 million resulting from a pooled trust preferred offering on December 17, 2004. From the date of the offering through the end of the second quarter, $700,000 of the proceeds had been contributed as capital to the Bank to maintain capital ratios at a designated level of well-capitalized.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The shareholders' equity totaled $14.1 million and $13.4 million at June 30, 2005 and December 31, 2004 respectively. The earnings recorded in the first half were offset by declines in accumulated other comprehensive income (security market value adjustments). For the first six months and second quarter of 2005, the annualized return on the Company's average total assets was 0.68% and 0.65%, respectively, which compares favorably to 0.34% and 0.32% annualized return for the same periods in 2005. The Company's annualized return on average equity was 10.29% and 9.88% for the first half and second quarter of 2005 and 5.01% and 4.76% for the first half and second quarter of 2004. The ratio of average equity to average assets was 6.65% and 6.61% for the first half and second quarter of 2005 and 6.77% and 6.79% for the same periods in 2004.

RESULTS OF OPERATIONS

The net income for the first six months of 2005 was $705,000, which was 118% more than the net income of $323,000 recorded in the first six months of 2004. The corresponding weighted average earnings per share were $.49 for the first six months of 2005 and $.23 for the similar period in 2004. A substantial factor in the improvement in earnings of $381,000 between the first six months of 2005 and 2004 was an increase in net interest income.

Net income for the second quarter of 2005 was $343,000 while net income for the same period in 2004 was $154,000. The Company's second quarter earnings improved $189,000 or 123% from 2004 to 2005.

As mentioned above, the most important differences between the operating results of the first half of 2004 and that of 2005 is the net interest income and the net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Six months ended June 30:
                                          -------------------------------------------------------------------------------
                                                            2005                                    2004
                                          --------------------------------------   --------------------------------------
                                             Average                    Average       Average                    Average
                                             Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                          ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks         $  1,351,215   $   17,272      2.56%     $  5,463,511   $   25,294       0.93%
   Securities (including FHLB stock)        17,897,696      330,717      3.70        19,051,906      300,307       3.15
   Loans (1)                               179,761,511    5,921,243      6.59       157,513,492    4,601,650       5.84
                                          ------------   ----------    ------      ------------   ----------     ------
                                           199,010,422    6,269,232      6.30       182,028,909    4,927,251       5.41
   Other assets                              6,852,547                                8,659,643
                                          ------------                             ------------
                                          $205,862,969                             $190,688,552
                                          ============                             ============

Liabilities and Shareholders' Equity
   Interest bearing deposits              $152,795,808   $1,911,376      2.50      $145,622,218   $1,626,311       2.23
   Federal funds purchased and
      repurchase agreements                12,976,885       128,453      1.98         9,810,626       54,298       1.11
   Note Payable and Federal Home
      Loan Bank Advances                   10,500,000       283,108      5.39         8,653,297      243,841       5.64
                                          ------------   ----------    ------      ------------   ----------     ------
                                           176,272,693    2,322,937      2.64       164,086,141    1,924,450       2.35
                                                         ----------                               ----------
   Non-interest bearing deposits            15,207,491                               13,004,328
   Other liabilities                           691,667                                  687,078
   Shareholders' Equity                     13,691,118                               12,911,005
                                          ------------                             ------------
                                          $205,862,969                             $190,688,552
                                          ============                             ============
Net interest income                                      $3,946,295                               $3,002,801
                                                         ==========                               ==========
Net interest spread on earning assets                                    3.66%                                     3.07%
                                                                       ======                                    ======
Net interest margin on earning assets                                    3.97%                                     3.30%
                                                                       ======                                    ======
Average interest-earning assets to
   Average interest-bearing liabilities                                112.90%                                   110.93%
                                                                       ======                                    ======

The net interest spread on average earning assets increased 59 basis points to 3.66% since June 30, 2004 and the net interest margin for the same period increased 67 basis points to 3.97%. Year to date net interest income was $3.9 million in 2005 compared to a figure of $3.0 million for the same six months in 2004, an increase of $900,000 or 30%. The additional net interest income was representative of increases in the Bank's average internal prime lending rate, the repricing lag on deposit rate increases as well as a more leveraged balance sheet overall.

The average rate earned on interest earning assets was 6.30% for the six months ended June 30, 2005 compared to 5.41% for the same period in 2004. The main contributing factor was a 75 basis point increase in the yield on loans, the Bank's largest earning asset category. A majority of the increase can be attributed to differences in the Bank's internal prime rate. There was a 167 basis point difference in the internal prime rate between the two periods shown above. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. At June 30, 2005, 60% of the Bank's loan portfolio was

----------
(1)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

variable and $8.9 million (59%) of the loan volume experienced in the first half of 2005 was booked into the variable portion of the loan portfolio.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable rose 21% for the first six months of 2005 compared to the first six months of 2004. Total interest expense was $2.3 million for the six-month period ending June 30, 2005, which was a $398,000 increase over the total recorded for the first six months of 2004. The unfavorable change in the yield paid on interest bearing liabilities and repurchase agreements was responsible for the higher cost of funds. The average rate paid on interest-bearing products in the first half of 2005 was 29 basis points more than what was paid for the same period one year earlier.

The significant lag between the timing of loan rate increases and increases in the Bank's cost of funds is coming to an end. Local deposit rates have been rising at a marked pace; often faster than increases in internal lending rates. Local competitor's deposit rates are closely monitored and offering rates will be adjusted as deemed appropriate. A second factor was the refinance of the Company's debt. The subordinated debentures that were issued in December 2004 accrue interest at a lower rate than the notes payable that were in place in June 2004. The average rate difference was 25 basis points between the two six month periods. In addition to internal prime rate increases, both of the above events have been instrumental in improving the Bank's net interest margin.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2005 and 2004 is in the table below.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                    Three months ended June 30:
                                          -------------------------------------------------------------------------------
                                                           2005                                     2004
                                          --------------------------------------   --------------------------------------
                                             Average                    Average       Average                    Average
                                             Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                          ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks         $    985,198   $    2,243       0.91%    $  5,012,296   $   11,507       0.92%
   Securities (including FHLB stock)        18,290,812      172,933       3.78       17,492,525      126,590       2.89
   Loans (1)                               182,909,970    3,098,902       6.78      159,752,716    2,317,827       5.80
                                          ------------   ----------     ------     ------------   ----------     ------
                                           202,185,980    3,274,078       6.48      182,257,537    2,455,924       5.39
   Other assets                              7,359,300                                8,560,570
                                          ------------                             ------------
                                          $209,545,280                             $190,818,107
                                          ============                             ============

Liabilities and Shareholders' Equity
   Interest bearing deposits              $155,732,505   $1,055,047       2.71     $145,842,243   $  809,318       2.22
   Federal funds purchased and
      repurchase agreements                 12,739,289       71,904       2.26        9,452,417       26,128       1.11
   Note Payable and Federal Home
      Loan Bank Advances                    10,500,000      145,357       5.54        8,752,198      123,306       5.64
                                          ------------   ----------     ------     ------------   ----------     ------
                                           178,971,794    1,272,308       2.84      164,046,858      958,752       2.34
                                                         ----------                               ----------
   Non-interest bearing deposits            15,853,004                               13,149,018
   Other liabilities                           865,777                                  667,667
   Shareholders' Equity                     13,854,705                               12,954,564
                                          ------------                             ------------
                                          $209,545,280                             $190,818,107
                                          ============                             ============
Net interest income                                      $2,001,770                               $1,497,172
                                                         ==========                               ==========
Net interest spread on earning assets                                     3.63%                                    3.05%
                                                                        ======                                   ======
Net interest margin on earning assets                                     3.96%                                    3.29%
                                                                        ======                                   ======
Average interest-earning assets to
   Average interest-bearing liabilities                                 112.97%                                  111.10%
                                                                        ======                                   ======

An analysis of the net interest income shows that the Bank was able to increase its interest income by more than its increase in interest expense. Thus, net interest income improved by $505,000. As a result of this positive outcome, there was an improvement in the Bank's net interest margin of 67 basis points between the second quarter of 2005 and the same period in 2004. There was a 191 basis point difference in the internal prime lending rate between the two periods.Future increases to the internal prime lending rate are not likely to be as beneficial given the speed at which the Bank's cost of funds is rising.

As increases in the internal prime rate and cost of funds continue being a possibility, asset liability management is an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving

----------
(1)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at June 30, 2005 were:

                                                           Interest Rate Sensitivity Period
                                        ----------------------------------------------------------------------
                                           Within        Three to        One to        After
                                            Three         Twelve          Five          Five
                                           Months         Months         Years         Years          Total
                                        ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $    278,224   $          0   $         0   $         0   $    278,224
   Federal funds sold                      6,650,000              0             0             0      6,650,000
   Securities (including FHLB stock)       1,033,843      2,106,044    10,790,615     5,128,006     19,058,508
   Loans (including held for sale)       109,473,814     11,209,455    61,560,249     4,613,194    186,856,712
                                        ------------   ------------   -----------   -----------   ------------
                                         117,435,881     13,315,499    72,350,864     9,741,200    212,843,444

Interest-bearing liabilities
   Savings and checking                   58,119,947              0             0             0     58,119,947
   Time deposits <$100,000                 1,557,043     10,377,062    12,453,672         5,371     24,393,148
   Time deposits >$100,000                26,117,006     25,591,887    39,267,224             0     90,976,117
   Repurchase agreements and
      Federal funds purchased              5,775,131              0             0             0      5,775,131
   Notes payable and Federal Home
      Loan bank advances                  10,500,000              0             0             0     10,500,000
                                        ------------   ------------   -----------   -----------   ------------
                                         102,069,127     35,968,949    51,720,896         5,371    189,764,343
Net asset (liability) repricing gap     $ 15,366,754   $(22,653,450)  $20,629,968   $ 9,735,829   $ 23,079,101
                                        ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
      Repricing gap                     $ 15,366,754   $ (7,286,696)  $13,343,272   $23,079,101
                                        ============   ============   ===========   ===========

Currently the Bank has a negative twelve month cumulative repricing gap which indicates that the Bank is slightly liability sensitive. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates in the next twelve months. For instance if the Bank's internal prime rate goes up by 25 basis points and interest earning assets and interest bearing liabilities on the Bank's June 30, 2005 balance sheet (contractually able to reprice in the next twelve months) adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced drastic increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The provision for loan losses for the second quarter and the first six months of 2005 were $130,000 and $248,000 compared to figures of $158,000 and $215,000 for the same periods in 2004. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first half of 2005 totaled $605,000 and represented a 23% increase compared to last year's first half total, which was $491,000. The main underlying factor was that service charge income was $106,000 higher in the first half of 2005 compared to the similar period in 2004. Additional non-sufficient funds charges is the driving force behind the increase in service charges. In December 2004, the Bank rolled out a new program called Overdraft Privilege. The program allows customers to have an assigned overdraft limit tied to their checking account within which presentments will be honored and a service charge will be automatically assessed. The entire first half of 2005 was subject to this new program. The main risk with Overdraft Privilege is that a customer will not bring their account back to a positive balance within a short period of time causing the Bank to experience increased miscellaneous losses. Management believes that there is adequate oversight of this program by qualified Bank personnel and believes this should help to mitigate escalating losses.

Mortgage loan referral fees and gains on loans sold recorded for the first six months and the second quarter of 2005 were $19,000 and $3,000 respectively. For the similar periods in 2004 the totals were $50,000 and $25,000. As the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates in the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that the level recognized in 2005's first quarter is reasonable given the changes in the rate environment and the time of the year. In spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases.

There were no security sales in the first half of 2005. During the first half of 2004, Management decided to liquidate four securities and use the proceeds to fund loan growth. This transaction resulted in an $18,000 loss being recorded. In the second quarter of 2004, Management approved an additional security transaction, which resulted in a net gain of $11,000.

Other non interest income has improved $33,000 for the first six months of 2005 compared to the first two quarters of 2004. Other non interest income totaled $153,000 through June 30, 2005. The improvement of 28% is mostly related to two categories. Brokerage commissions increased $22,000 and debit card fees increased $15,000. Both of these income streams are likely to increase along with the size of the Bank's customer base.

Non-interest expenses for the first six months of 2005 were $3.2 million compared to a total of $2.8 million for 2004, an increase of 14%. The second quarter non-interest expense total was $1.7 million for 2005 and 1.4 million for 2004. The notable variances among the individual categories were in the areas of salaries and benefits, advertising and professional services.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On average there were an additional 6.5 full-time equivalent employees between the same six month period in 2005 and that of 2004. These additions resulted in an increase to salaries and benefits expense of 11%. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint. The $179,000 increase in salaries and benefits between the first half of 2005 and the similar period in 2004 accounts for 40% of the increase in total non interest expenses.

Advertising expense was $86,000 in the first half of 2005, an increase of $47,000 over advertising expense in the first half of 2004. The Bank initiated a significant newspaper campaign throughout a large portion of the first six months of the year in an attempt to attract local deposits to support anticipated and experienced loan growth. Additionally the Bank instituted an image campaign utilizing billboards throughout its marketplace. Management expects to continue both programs throughout the remainder of the year.

Professional services expenses were $265,000 for the first half of 2005 compared to $213,000 for the first six months of 2004, a 24% increase. Additional accounting and legal fees associated with Sarbanes-Oxley Act compliance are ongoing and expected. Additionally the Company has utilized a human resource/benefits consultant to assist with the enhancement of several executive level job descriptions and the development of an incentive plan that incorporates more fully the long term strategic objectives of the organization.

The line item showing other non-interest expenses for the first six months of 2005 has increased $157,000 (33%) compared to the same period in 2004. The most significant items supporting the increase were the rise in shareholder relation's expenses, dues and subscriptions expenses, recruiting expenses and loan collection expenses.

Management continues to enhance its shareholder relations program every year by participating in banking conferences which highlight community bank stocks, visiting various market makers in the investment community and improving its distributed materials such as annual reports and quarterly brochures. These costs increased $19,000 from the first six month period of 2005 compared to that of 2004.

Dues and subscriptions increased $20,000 in the first half of 2005 compared to the similar period in 2004. $17,000 of the total was fees associated with moving to Nasdaq Small Cap Market in the first quarter of 2005. The Nasdaq Small Cap Market fees will be ongoing.

Recruiting fees associated with recent staff additions together with added loan collection expenses represent another $40,000 of the total increase in other non interest expenses.

The $196,000 increase in federal tax expense is related to differences in pre-tax income. The effective tax rate for both the first half of 2005 and 2004 was 34%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the

                        COMMUNITY SHORES BANK CORPORATION

Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2005 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2005, the Company issued and sold 2,000 shares of its common stock to a past director upon his exercise of a director stock option issued to him under the Company's Director Stock Option Plan. The Company received an exercise price of $10.23 per share, aggregating $20,460, for these shares. These shares were sold in reliance on an exemption from registration under the Securities Act of 1933, based on Section 4(2) of that Act, and Regulation D issued under that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting held on May 12, 2005, the Company's shareholders voted to elect four Class I directors, Gary F. Bogner, Robert L. Chandonnet, Jose A. Infante and Joy R. Nelson, each for a three year term expiring at the annual meeting of the shareholders of the Company in 2008. The results of the election were as follows:

                         Votes       Votes       Votes    Broker Non-
Nominee                   For      Withheld   Abstained      Votes
-------                ---------   --------   ---------   -----------
Gary F. Bogner         1,281,098     35,250       0            0
Robert L. Chandonnet   1,308,503      7,845       0            0
Jose A. Infante        1,209,881    106,467       0            0
Joy R. Nelson          1,140,871    175,477       0            0

                        COMMUNITY SHORES BANK CORPORATION

The terms for the following directors (who were not up for election) continued after the annual meeting: John C. Carlyle, Dennis L. Cherette, Bruce J. Essex, Michael D. Gluhanich, John L. Hilt, Bruce C. Rice and Roger W. Spoelman.

Additionally, shareholders voted to approve the 2005 employee stock option plan. The result of the vote was as follows:

 Votes     Votes      Votes     Broker Non-
  For     Against   Abstained      votes
-------   -------   ---------   -----------
748,922   101,530     4,750          0

Also, shareholders voted to approve the 2005 director stock option plan. The result of the vote was as follows:

 Votes     Votes      Votes     Broker Non-
  For     Against   Abstained      votes
-------   -------   ---------   -----------
710,740   132,187     12,275         0

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769).

     3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 Form 10-KSB (SEC file number
              333-63769).

    10.1      Purchase Agreement between Community Shores Bank and POT #103,
              Inc. is incorporated by reference to exhibit 10.1 of the Company's
              May 9, 2005 Form 8-K (SEC file number 000-51166).

    10.2      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's May 10, 2005 Form 8-K (SEC file number 000-51166).

                        COMMUNITY SHORES BANK CORPORATION

    10.3      2005 Employee Stock Option Plan is incorporated by reference to
              Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders that was filed with the Securities and Exchange Commission (SEC file number 000-51166).

    10.4      2005 Director Stock Option Plan is incorporated by reference to
              Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders that was filed with the Securities and Exchange Commission (SEC file number 000-51166).

    10.5      Form of stock option agreement for options granted under the 2005
              Employee Stock Option Plan is incorporated by reference to exhibit
              10.3 of the Company's May 17, 2005 Form 8-K (SEC file number
              000-51166).

    31.1      Rule 13a-14(a) Certification of the principal executive officer.

    31.2      Rule 13a-14(a) Certification of the principal financial officer.

    32.1      Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2      Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

                                        COMMUNITY SHORES BANK CORPORATION


                                        By: /s/ Jose' A. Infante
                                            ------------------------------------
                                            Jose' A. Infante
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer
                                            (principal executive officer)


                                        By: /s/ Tracey A. Welsh
                                            ------------------------------------
                                            Tracey A. Welsh
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769).

     3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 Form 10-KSB (SEC file number
              333-63769).

    10.1      Purchase Agreement between Community Shores Bank and POT #103,
              Inc. is incorporated by reference to exhibit 10.1 of the Company's
              May 9, 2005 Form 8-K (SEC file number 000-51166).

    10.2      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's May 10, 2005 Form 8-K (SEC file number 000-51166).

    10.3      2005 Employee Stock Option Plan is incorporated by reference to
              Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders that was filed with the Securities and Exchange Commission (SEC file number 000-51166).

    10.4      2005 Director Stock Option Plan is incorporated by reference to
              Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders that was filed with the Securities and Exchange Commission (SEC file number 000-51166).

    10.5      Form of stock option agreement for options granted under the 2005
              Employee Stock Option Plan is incorporated by reference to exhibit
              10.3 of the Company's May 17, 2005 Form 8-K (SEC file number
              000-51166).

    31.1      Rule 13a-14(a) Certification of the principal executive officer.

    31.2      Rule 13a-14(a) Certification of the principal financial officer.

    32.1      Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2      Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.