Form 10QSB
period 2005-09-30
COMMUNITY SHORES BANK CORP
filed 2005-11-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                          Commission File No. 000-51166

                        COMMUNITY SHORES BANK CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Michigan                                              38-3423227
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes       No   X
                                   -----    -----

At October 31, 2005, 1,436,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements................................       1

         Item 2. Management's Discussion and Analysis................      13

         Item 3. Controls and Procedures.............................      25

PART II. Other Information

         Item 1. Legal Proceedings...................................      25

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds............................................      26

         Item 3. Defaults upon Senior Securities.....................      26

         Item 4. Submission of Matters to a Vote of Security
                 Holders.............................................      26

         Item 5. Other Information...................................      26

         Item 6. Exhibits............................................      26

         Signatures..................................................      28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                               2005           2004
                                                                          -------------   ------------
                                                                           (unaudited)
ASSETS
Cash and due from financial institutions                                  $  4,461,764    $  2,214,088
Interest-bearing deposits in other financial institutions                       54,718         161,527
Federal funds sold                                                           3,150,000               0
                                                                          ------------    ------------
   Cash and cash equivalents                                                 7,666,482       2,375,615
Securities
   Available for sale (at fair value)                                       14,564,811      16,530,818
   Held to maturity (fair value of $4,411,725 at September 30, 2005 and
      $409,023 at December 31, 2004)                                         4,445,253         399,523
                                                                          ------------    ------------
      Total securities                                                      19,010,064      16,930,341
Loans held for sale                                                                  0               0
Loans                                                                      187,262,814     171,451,202
Less: Allowance for loan losses                                              2,194,122       2,039,198
                                                                          ------------    ------------
   Net loans                                                               185,068,692     169,412,004
Federal Home Loan Bank stock                                                   425,000         425,000
Premises and equipment, net                                                  4,617,481       2,542,997
Accrued interest receivable                                                    828,770         734,707
Other assets                                                                 1,247,843       1,081,944
                                                                          ------------    ------------
      Total assets                                                        $218,864,332    $193,502,608
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                   $ 17,707,089    $ 13,153,038
   Interest bearing                                                        168,374,204     145,667,485
                                                                          ------------    ------------
      Total deposits                                                       186,081,293     158,820,523
Federal funds purchased and repurchase agreements                            6,895,716       9,980,778
Federal Home Loan Bank advances                                              6,000,000       6,000,000
Subordinated Debentures                                                      4,500,000       4,500,000
Accrued expenses and other liabilities                                         948,594         801,975
                                                                          ------------    ------------
      Total liabilities                                                    204,425,603     180,103,276
Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
      authorized; none issued                                                        0               0
   Common stock, no par value; 9,000,000 shares authorized;
      1,436,800 & 1,430,000 issued at September 30, 2005
      & December 31, 2004                                                   12,991,918      12,922,314
   Retained earnings                                                         1,593,751         499,781
   Accumulated other comprehensive loss                                       (146,940)        (22,763)
                                                                          ------------    ------------
      Total shareholders' equity                                            14,438,729      13,399,332
                                                                          ------------    ------------
      Total liabilities and shareholders' equity                          $218,864,332    $193,502,608
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three           Three            Nine            Nine
                                                        Months Ended    Months Ended    Months Ended    Months Ended
                                                       September 30,   September 30,   September 30,   September 30,
                                                            2005            2004            2005          2004
                                                       -------------   -------------   -------------   -------------
Interest and dividend income
   Loans, including fees                                 $3,334,559      $2,451,752      $9,255,802      $7,053,402
   Securities and FHLB dividends                            181,576         153,639         512,293         453,946
   Federal funds sold and other income                       39,953             626          57,225          25,920
                                                         ----------      ----------      ----------      ----------
      Total interest income                               3,556,088       2,606,017       9,825,320       7,533,268
Interest expense
   Deposits                                               1,260,477         784,030       3,171,853       2,410,341
   Repurchase agreements, federal funds purchased,
      and other debt                                         43,535          48,617         171,988         102,915
   Federal Home Loan Bank advances and notes payable        151,781         127,327         434,889         371,168
                                                         ----------      ----------      ----------      ----------
      Total interest expense                              1,455,793         959,974       3,778,730       2,884,424
                                                         ----------      ----------      ----------      ----------
NET INTEREST INCOME                                       2,100,295       1,646,043       6,046,590       4,648,844
Provision for loan losses                                    98,300         182,374         346,057         397,648
                                                         ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       2,001,995       1,463,669       5,700,533       4,251,196

Noninterest income
   Service charges on deposit accounts                      236,699         160,392         670,202         487,611
   Mortgage loan referral fees                                5,752          10,977           7,872          46,556
   Gain on sale of loans                                      3,717           7,141          20,152          21,729
   Gain (loss) on disposition of securities                       0               0               0          (6,600)
   Other                                                     72,336          56,883         225,552         176,871
                                                         ----------      ----------      ----------      ----------
      Total noninterest income                              318,504         235,393         923,778         726,167

Noninterest expense
   Salaries and employee benefits                           991,226         801,130       2,740,725       2,372,080
   Occupancy                                                 83,086          74,931         231,484         229,581
   Furniture and equipment                                   93,923          91,039         273,470         273,489
   Advertising                                               32,058           5,622         118,485          44,803
   Data processing                                           86,884          75,622         265,622         231,770
   Professional services                                    131,219         124,049         396,528         337,179
   Other                                                    336,927         267,496         965,572         739,121
                                                         ----------      ----------      ----------      ----------
      Total noninterest expense                           1,755,323       1,439,889       4,991,886       4,228,023
                                                         ----------      ----------      ----------      ----------

INCOME BEFORE FEDERAL INCOME TAXES                          565,176         259,173       1,632,425         749,340
Federal income tax expense                                  175,860          89,127         538,457         255,929
                                                         ----------      ----------      ----------      ----------
NET INCOME                                               $  389,316      $  170,046      $1,093,968      $  493,411
                                                         ==========      ==========      ==========      ==========
Comprehensive income                                     $  341,104      $  362,211      $  969,791      $  491,871
                                                         ==========      ==========      ==========      ==========
Weighted average shares outstanding                       1,435,757       1,430,000       1,433,304       1,430,000
                                                         ==========      ==========      ==========      ==========
Diluted average shares outstanding                        1,480,317       1,465,139       1,468,214       1,465,171
                                                         ==========      ==========      ==========      ==========
Basic earnings per share                                 $     0.27      $     0.12      $     0.76      $     0.35
                                                         ==========      ==========      ==========      ==========
Diluted earnings per share                               $     0.26      $     0.12      $     0.75      $     0.34
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

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                               Accumulated       Other           Total
                                                    Common       Earnings    Comprehensive   Shareholders'
                                       Shares        Stock      (Deficit)    Income (Loss)       Equity
                                     ---------   -----------   -----------   -------------   -------------
BALANCE AT JANUARY 1, 2004           1,430,000   $12,922,314   $ (303,864)     $  17,252      $12,635,702
Comprehensive income:
  Net Income                                                      493,411                         493,411
  Unrealized loss on securities
     available-for-sale, net                                                      (1,540)          (1,540)
                                                                                              -----------
        Total comprehensive income                                                                491,871
                                     ---------   -----------   ----------      ---------      -----------
BALANCE, SEPTEMBER 30, 2004          1,430,000   $12,922,314   $  189,547      $  15,712      $13,127,573
                                     =========   ===========   ==========      =========      ===========

BALANCE AT JANUARY 1, 2005           1,430,000   $12,922,314   $  499,783      $ (22,763)     $13,399,334

Proceeds from the exercise of
    stock options                        6,800        69,604                                       69,604

Comprehensive income:
  Net income                                                    1,093,968                       1,093,968
  Unrealized loss on securities
     available-for-sale, net                                                    (124,177)        (124,177)
                                                                                              -----------
        Total comprehensive income                                                                969,791
                                     ---------   -----------   ----------      ---------      -----------
BALANCE AT SEPTEMBER 30, 2005        1,436,800   $12,991,918   $1,593,751      $(146,940)     $14,438,729
                                     =========   ===========   ==========      =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended    Nine Months Ended
                                                          September 30, 2005   September 30, 2004
                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $  1,093,968         $    493,411
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                   346,057              397,648
      Depreciation and amortization                               221,589              348,620
      Net (accretion)/amortization of securities                   24,604               67,339
      Net realized gain on disposition of securities                    0                6,600
      Net realized gain on sale of loans                          (20,152)             (21,729)
      Net realized gain on disposal of equipment                  (11,925)                   0
      Loan originations                                        (2,569,050)          (2,112,200)
      Proceeds from loan sales                                  2,589,202            2,077,129
      Net change in:
         Accrued interest receivable and other assets            (195,991)              (7,577)
         Accrued interest payable and other liabilities           146,619             (178,226)
                                                             ------------         ------------
            Net cash from operating activities                  1,624,921            1,071,015

CASH  FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                             0            7,678,458
      Maturities, prepayments and calls                         1,756,322            7,212,490
      Purchases                                                         0           (6,631,632)
   Activity in held-to-maturity securities
      Maturities                                                  105,000               28,571
      Purchases                                                (4,153,795)            (244,625)
   Loan originations and payments, net                        (16,002,745)         (15,224,278)
   Additions to premises and equipment                         (2,284,148)            (235,600)
                                                             ------------         ------------
            Net cash used in investing activities             (20,579,366)          (7,416,616)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                      27,260,770           18,739,542
   Net change in federal funds purchased and
      repurchase agreements                                    (3,085,062)            (434,556)
   Note payable activity:
         New advances on LaSalle line of credit                         0            3,200,000
         New subordinated note                                          0              400,000
         Repayment of subordinated debt                                 0           (2,950,000)
   Proceeds from exercises of stock options                        69,604                    0
                                                             ------------         ------------
         Net cash from financing activities                    24,245,312           18,954,986
                                                             ------------         ------------

Net change in cash and cash equivalents                         5,290,867           12,609,385
Beginning cash and cash equivalents                             2,375,615            6,590,025
                                                             ------------         ------------
ENDING CASH AND CASH EQUIVALENTS                             $  7,666,482         $ 19,199,410
                                                             ============         ============
Supplemental cash flow information:
   Cash paid during the period for Interest                  $  3,740,107         $  2,848,947

   Cash paid for federal income tax                               735,000              305,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2005 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2004. Some items in the prior year financial statements were reclassified to conform to the current presentation.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION-continued

                                               Three Months    Three Months    Nine Months     Nine Months
                                                  Ended           Ended           Ended           Ended
                                              September 30,   September 30,   September 30,   September 30,
                                                   2005            2004            2005            2004
                                              -------------   -------------   -------------   -------------
Net income as reported                           $389,316        $170,046       $1,093,968      $493,411
Deduct: stock-based compensation expense
   determined under fair value based method         2,311           5,726            6,933        17,180
                                                 --------        --------       ----------      --------
Pro forma net income                              387,005         164,320        1,087,035       476,231
Basic earnings per share as reported             $    .27        $    .12       $      .76      $    .35
Diluted earnings per share as reported           $    .26        $    .12       $      .75      $    .34
Pro forma basic earnings per share               $    .27        $    .11       $      .76      $    .33
Pro forma diluted earnings per share             $    .26        $    .11       $      .74      $    .33

     No options have been granted in 2005.

3.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at September 30, 2005 and at December 31, 2004:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
September 30, 2005                       Cost         Gains       Losses        Value        %
------------------                    ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                  $     0    $(148,896)   $ 5,379,590   28.3
   Municipal securities                               10,258       (6,500)       713,009    3.7
   Mortgage-backed securities                         13,460      (90,868)     8,472,212   44.6
                                                     -------    ---------    -----------   ----
                                                     $23,718    $(246,264)   $14,564,811   76.6
Held to maturity:
   Municipal securities               $4,445,253     $ 6,642    $ (40,170)   $ 4,411,725   23.4

                                                     Gross        Gross
                                      Amortized   Unrealized   Unrealized      Fair
December 31, 2004                        Cost        Gains       Losses        Value        %
-----------------                     ---------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                $      0    $(126,198)   $ 5,406,061   31.9
   Municipal securities                              17,874       (3,626)       725,574    4.3
   Mortgage-backed securities                        95,801      (18,340)    10,399,183   61.4
                                                   --------    ---------    -----------   ----
                                                    113,675     (148,164)    16,530,818   97.6
Held to maturity:
   Municipal securities                $399,523       9,588          (88)       409,023    2.4

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SECURITIES-continued

     Below is the schedule of maturities for investments held at September 30, 2005:

                                                       Held to Maturity
                              Available for Sale   -----------------------
                                     Fair           Amortized      Fair
                                     Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $   984,442      $  235,506   $  235,289
Due from one to five years          4,986,735               0            0
Due in more than five years           121,422       4,209,747    4,176,436
Mortgage-backed                     8,472,212               0            0
                                  -----------      ----------   ----------
                                  $14,564,811      $4,445,253   $4,411,725
                                  ===========      ==========   ==========

     Since December 31, 2004, there has been a market value decline of $124,000 due to market conditions. As management has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

4.   LOANS

     Loans increased $15,811,612 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 to September 30, 2005 were as follows:

                                   September 30, 2005      December 31, 2004      Percent
                                  --------------------   --------------------    Increase/
                                     Balance       %        Balance       %     (Decrease)
                                  ------------   -----   ------------   -----   ----------
Commercial                        $ 85,085,170   45.44%  $ 80,385,707    46.9%      5.85%
Real Estate:
   Commercial                       63,972,631   34.16     56,484,601    32.9      13.26
   Residential                       9,002,088    4.81      7,210,940     4.2      24.84
   Construction                      1,652,680    0.88      2,205,563     1.3     (25.07)
Consumer                            27,550,245   14.71     25,164,391    14.7       9.48
                                  ------------   -----   ------------   -----
                                   187,262,814   100.0%   171,451,202   100.0       9.22
                                  ------------   =====   ------------   =====
Less: allowance for loan losses      2,194,122              2,039,198
                                  ------------           ------------
                                  $185,068,692           $169,412,004
                                  ============           ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of activity in the allowance for loan losses account for the three and nine-month periods ended September 30, 2005 and 2004:

                              Three Months   Three Months   Nine Months   Nine Months
                                  Ended         Ended           Ended        Ended
                                09/30/05       09/30/04       09/30/05      09/30/04
                              ------------   ------------   -----------   -----------
Beginning Balance              $2,154,519     $2,067,443     $2,039,198    $1,927,756
Charge-offs
   Commercial                     (21,616)      (123,969)       (85,166)     (123,969)
   Real estate-commercial              --             --             --       (23,408)
   Real estate-residential             --             --             --            --
   Real estate-construction            --             --             --            --
   Consumer                       (40,704)       (85,928)      (137,401)     (161,157)
                               ----------     ----------     ----------    ----------
Total Charge-offs                 (62,320)      (209,897)      (222,567)     (308,534)
Recoveries
   Commercial                          --            757             --         2,924
   Real estate-commercial              --             --             --         2,166
   Real estate-residential             --             --             --            --
   Real estate-construction            --             --             --            --
   Consumer                         3,623          4,862         31,434        23,579
                               ----------     ----------     ----------    ----------
Total Recoveries                    3,623          5,619         31,434        28,669
Provision for loan losses          98,300        182,374        346,057       397,648
                               ----------     ----------     ----------    ----------
Ending Balance                 $2,194,122     $2,045,539     $2,194,122    $2,045,539
                               ==========     ==========     ==========    ==========

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                    September 30,   December 31,
                                        2005           2004
                                    -------------   ------------
Land & land improvements              $2,604,032     $  714,450
Buildings & building improvements      1,689,663      1,689,075
Furniture, fixtures and equipment      2,192,662      2,107,237
Construction in Process                   81,879         88,916
                                      ----------     ----------
                                       6,568,237      4,599,678
Less: accumulated depreciation         1,950,756      2,056,681
                                      ----------     ----------
                                      $4,617,481     $2,542,997
                                      ==========     ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEPOSITS

     Deposit balances increased $27,260,770 since December 31, 2004. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2004 through September 30, 2005 were as follows:

                           September 30, 2005      December 31, 2004
                          --------------------   --------------------    Increase/
                             Balance       %        Balance       %     (Decrease)
                          ------------   -----   ------------   -----   ----------
Non-interest bearing
   Demand                 $ 17,707,089     9.5%  $ 13,153,038     8.3%     34.6%
Interest bearing
   Checking                 25,747,175    13.8     22,195,301    14.0      16.0
   Money Market             18,006,881     9.7     27,993,852    17.6     (35.7)
   Savings                  14,329,744     7.7     13,654,541     8.6       4.9
   Time, under $100,000     26,578,658    14.3     22,148,114    13.9      20.0
   Time, over $100,000      83,711,746    45.0     59,675,677    37.6      40.3
                          ------------   -----   ------------   -----
Total Deposits            $186,081,293   100.0%  $158,820,523   100.0%
                          ============   =====   ============   =====

8.   SHORT-TERM BORROWINGS

     Repurchase agreements were outstanding at both September 30, 2005 and December 31, 2004. No federal funds were outstanding on those dates. Since year-end 2004, repurchase agreements decreased $3,085,062. The September 30, 2005 and December 31, 2004 information was as follows:

                                              Repurchase   Federal Funds
                                              Agreements     Purchased
                                             -----------   -------------
Outstanding at September 30, 2005            $ 6,895,716    $         0
   Average interest rate at period end              2.71%          0.00%
   Average balance during period               8,042,693      3,152,161
   Average interest rate during period              1.63%          3.12%
   Maximum month end balance during period    10,776,372     10,600,000

Outstanding at December 31, 2004             $ 9,980,778    $         0
   Average interest rate at year end                1.24%          0.00%
   Average balance during year                 9,314,156      2,271,721
   Average interest rate during year                1.16%          1.86%
   Maximum month end balance during year      11,480,726      5,550,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At September 30, 2005, the Bank had assets with a market value of $11,719,968 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2005 and December 31, 2004 are:

                       Current      September 30,   December 31,
  Maturity Date     Interest Rate        2005           2004
  -------------     -------------   -------------   ------------
March 24, 2010          5.99           1,500,000      1,500,000
November 3, 2010        5.95           2,000,000      2,000,000
December 13, 2010       5.10           2,500,000      2,500,000
                                      ----------     ----------
                                      $6,000,000     $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 6.07038% at September 30, 2005. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on September 30th, 2005. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK

     Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK-continued

     expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to another party. Exposure to credit loss if the customer does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2005 and December 31, 2004 follows:

                                               September 30,   December 31,
                                                   2005            2004
                                               -------------   ------------
Unused lines of credit and letters of credit    $33,504,589     $33,705,002
Commitments to make loans                           440,881         106,322

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  REGULATORY MATTERS-continued

     Actual capital levels and minimum required levels at September 30, 2005 for the Company and Bank were:

                                                                                Minimum Required to
                                                                                Be Well Capitalized
                                                            Minimum Required        Under Prompt
                                                              For Capital        Corrective Action
                                           Actual          Adequacy Purposes         Provisions
                                    -------------------   -------------------   -------------------
                                       Amount     Ratio      Amount     Ratio      Amount     Ratio
                                    -----------   -----   -----------   -----   -----------   -----
September 30, 2005
Total Capital (Tier 1 and Tier 2)
   to risk weighted assets
   Consolidated                     $21,279,791   10.88%  $15,645,975    8.00%  $19,557,469   10.00%
   Bank                              21,090,546   10.79    15,641,783    8.00    19,552,229   10.00
Tier 1 (Core) Capital to
   risk weighted assets
   Consolidated                      19,085,669    9.76     7,822,987    4.00    11,734,481    6.00
   Bank                              18,896,424    9.66     7,820,892    4.00    11,731,338    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                      19,085,669    8.67     8,804,024    4.00    11,005,030    5.00
   Bank                              18,896,424    8.59     8,801,790    4.00    11,002,237    5.00

December 31, 2004
Total Capital (Tier 1 and Tier 2)
   to risk weighted assets
   Consolidated                     $19,961,293   11.15%  $14,318,832    8.00%  $17,898,540   10.00%
   Bank                              18,924,066   10.57    14,317,523    8.00    17,896,903   10.00
Tier 1 (Core) Capital to risk
   risk weighted assets
   Consolidated                      17,896,127   10.00     7,159,416    4.00    10,739,124    6.00
   Bank                              16,884,868    9.43     7,158,761    4.00    10,738,142    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                      17,896,127    9.35     7,659,276    4.00     9,574,095    5.00
   Bank                              16,884,868    8.73     7,733,178    4.00     9,666,473    5.00

     The Company and the Bank were in the well-capitalized category at both September 30, 2005 and December 31, 2004. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio for the Bank. See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through September 30, 2005 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2005 to that at December 31, 2004. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2005 as compared to the same periods of 2004. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets grew 13.1% since December 31, 2004 increasing $25.4 million to $218.9 million in the first nine months of 2005. Asset growth was funded by deposit growth and was reflected by increases in federal funds sold, securities and loans as well as increases in premises and equipment.

Cash and cash equivalents increased by $5.3 million to $7.7 million at September 30, 2005 from $2.4 million at December 31, 2004. This increase was reflective of selling federal funds

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

and differences in the size of the Bank's cash letter deposit with its correspondent bank on September 30, 2005 and December 31, 2004. These increases are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

The total security portfolio increased by a net amount of $2.1 million since December 31, 2004. Securities held to maturity increased $4.1 million but was offset by a reduction of $2.0 million in the available for sale portion of the portfolio. Additions made to the held to maturity section of the portfolio consisted entirely of municipal bonds. Municipal bond interest receives favorable tax treatment thus such purchases are part of the overall tax planning strategy of management. The reduction in the available for sale holdings is the result of securities maturing, being called or receiving principal repayments.

Total loans climbed to $187.3 million at September 30, 2005 from $171.5 million at December 31, 2004. The rate of loan growth was 9% for the first nine months of the year. The $15.8 million net increase includes $12.2 million growth in the commercial and commercial real estate portfolios, $1.8 million growth in the residential real estate portfolio and increases of $1.8 million in the construction and consumer loan portfolios. The "wholesale" (commercial and commercial real estate) lending focus applied since opening in 1999 continued during the first nine months of 2005. Presently, the commercial and commercial real estate categories of loans comprise 80% of the Bank's total loan portfolio. There are nine experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The level of growth achieved during the first nine months of 2005 is indicative of a strengthening in both the national and local economies. As the marketplace recovers management remains optimistic about future opportunities in the market.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at September 30, 2005 are included below:

                                      Within       Three to       One to        After
                                      Three         Twelve         Five         Five
                                      Months        Months        Years         Years          Total
                                   -----------   -----------   -----------   -----------   ------------
Commercial, financial and other    $15,253,072   $37,005,494   $30,981,317   $ 1,845,287   $ 85,085,170
Real estate:
   Commercial                        6,082,905    10,684,841    47,047,934       156,951     63,972,631
   Residential                          55,263       187,893     1,157,143     7,601,789      9,002,088
   Construction                        186,000     1,466,680            --            --      1,652,680
Installment loans to individuals     1,313,626     3,613,655    19,945,616     2,677,348     27,550,245
                                   -----------   -----------   -----------   -----------   ------------
                                   $22,890,866   $52,958,563   $99,132,010   $12,281,375   $187,262,814
                                   ===========   ===========   ===========   ===========   ============
Loans at fixed rates               $ 2,402,629   $ 5,826,908   $61,890,811   $ 5,710,743   $ 75,831,091
Loans at variable rates             20,488,237    47,131,655    37,241,199     6,570,632    111,431,723
                                   -----------   -----------   -----------   -----------   ------------
                                   $22,890,866   $52,958,563   $99,132,010   $12,281,375   $187,262,814
                                   -----------   -----------   -----------   -----------   ------------

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At September 30, 2005, 40% of the loan balances carried a fixed rate and 60% a floating rate and only 7% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At September 30, 2005, the allowance totaled $2.2 million or approximately 1.17% of gross loans outstanding. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at September 30, 2005 and December 31, 2004 were as follows:

                                              September 30, 2005            December 31, 2004
                                          --------------------------   ---------------------------
                                                         Percent of                    Percent of
                                                         Allowance                     Allowance
                                                         Related to                    Related to
                                            Amount     Loan category      Amount     Loan category
                                          ----------   -------------   -----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,120,203       51.1%        $1,062,232       52.1%
Real estate:
   Commercial                                704,518       32.1            632,459       31.0
   Residential                                45,010        2.0             36,055        1.8
   Construction                               19,006        0.9             25,364        1.2
Consumer                                     305,385       13.9            283,088       13.9
Unallocated                                        0        0.0                  0        0.0
                                          ----------      -----         ----------      -----
Total                                     $2,194,122      100.0%        $2,039,198      100.0%
                                          ==========      =====         ==========      =====

The credit rating of a significant commercial loan customer was upgraded in the first half of the year and the specific allocation related to the credit was removed. Based on the methodology of the Bank's allowance for loan loss calculation, a lower allocation was necessary as a result of this change. The ratio of the allowance for loan losses to total loans declined to 1.17% from a level of 1.19% at December 31, 2004 in spite of the significant growth in the commercial loan portfolio as a whole. Based on management's analysis, an additional $346,000 was added to the allowance for the first three quarters of 2005 with $98,000 being added in the third quarter.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. A portion of the adequacy of the allowance takes into consideration the past due loans in the portfolio. Below is a table, which details the past due balances at September 30, 2005 compared to those at year-end 2004 and the corresponding change, related to those two periods.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Loans Past due:       September 30, 2005   December 31, 2004   Increase (Decrease)
---------------       ------------------   -----------------   -------------------
30-59 days                 $519,000             $541,000             ($22,000)
60-89 days                 $369,000              306,000           $   63,000
90 days and greater        $296,000              598,000            ($302,000)
Non accrual notes          $539,000              155,000           $  384,000

The past due and non accrual notes total $1.7 million at September 30, 2005, an increase of $123,000 since year-end 2004. Although the total has increased, the ratio of past dues and non accrual loans to total loans outstanding has decreased. At the end of 2005's third quarter the ratio was 0.92% compared 0.93% at December 31, 2004.

The Bank's collection process is believed to be sound, however there was still the need to charge-off loans. There were net charge-offs of $191,000 recorded for the first nine months of 2005, which is lower than net charge-offs of $280,000 for the similar period in 2004. Annualized, net charge-offs to average loans was 0.14% for the first three quarters of 2005 and 0.23% for the first nine months of 2004. It is assumed that the improvement in the net charge-off ratio is indicative of a strengthening economic environment.

Premises and equipment increased by a net figure of $2.1 million. The majority of the increase is related to two property purchases. The first occurred on February 15, 2005. On that date, the Bank paid $963,820 for a two-acre parcel of vacant land at Harvey and Mt. Garfield Road, in Norton Shores, for the establishment of the Bank's fourth banking location. Construction is scheduled to begin in late fall. The second property purchase occurred on September 1, 2005. The property in North Muskegon is located at the corner of Ruddiman and the Causeway. The purchase price was $925,762. The Bank intends to build on a branch on this property for its North Muskegon location. The current North Muskegon banking location is leased. Both branches are anticipated to be operational in the fourth quarter of 2006.

Deposit balances were $186.1 million at September 30, 2005 up from $158.8 million at December 31, 2004. Total deposit growth since year-end was $27.3 million or 17%. Non-interest bearing and interest bearing checking accounts together with savings accounts grew $8.8 million but was offset by declines totaling $10.0 million in money market accounts. One public fund customer reduced its balance by $7.6 million, which accounted for 76% of the decline in money market accounts. It is typical for certain public fund customers to have large balance fluctuations in the third quarter of the year as school is resuming session.

Time deposit growth totaled over $28.5 million in the first nine months of the year. Time deposits over $100,000, which grew $24.0 million, reflected 84% of total deposit growth. Expansion in the time deposits over $100,000 is due in part to two of the Bank's large public fund customers increasing their holdings of time deposits during the first nine months of the year. The $6.0 million increase in their holdings accounted for 22% of the total increase since year-end 2004. Additional growth in time deposits is the result of a newspaper advertising campaign conducted locally beginning in March and the solicitation of brokered deposits.

Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. The net increase in brokered

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

deposits since year-end was $12.9 million and is responsible for 45% of the increase in time deposits since December 31, 2004. The concentration of brokered deposits to total deposits was 35.1% at September 30, 2005 and 33.0% at December 31, 2004. When the loan portfolio grows more quickly than local deposits it is helpful to use this means in order to maintain the Bank's liquidity. In a rising rate environment, it is difficult to attract medium and long term local deposits as most customers prefer short term maturities in order to more quickly take advantage of higher rates. Using brokered deposits allows the Bank to have more control over the timing of maturities thus matching them more closely to the terms of the loans being booked.

Repurchase agreements and federal funds purchased decreased 30.9%, or $3.1 million since December 31, 2004. Since there were no Federal funds purchased on either September 30, 2005 or on December 31, 2004, the entire decline is in the repurchase balances. Half of the decline in repurchase agreements is the effect of existing customers decreasing their invested balances from those held at year-end 2004; the other half stems from eight customers being switched to the Bank's Premium Sweep product (affecting overall growth in savings account balances).

The Bank had three Federal Home Loan Bank ("FHLB") putable advances outstanding, totaling $6,000,000, at both September 30, 2005 and December 31, 2004. All three putable advances are eligible to convert to a floating rate index at the option of the FHLB (put option). The FHLB has not exercised its right to convert any of these advances. The putable advances continue to accrue interest at rates of 5.10%, 5.95% and 5.99%. The FHLB has the right to exercise its put option every ninety days. At this time, it is not anticipated that any of the advances will convert to a floating rate in the short term, however as interest rates continue to rise, the FHLB may be inclined to convert. In the event that any of the three notes convert to a floating rate, management has the right to pay off the note with no pre-payment fee. The scheduled maturities of the notes are all in 2010.

At September 30, 2005 and December 31, 2004, the Company had net subordinated debentures of $4.5 million resulting from a pooled trust preferred offering on December 17, 2004. From the date of the offering through the end of the third quarter, $700,000 of the proceeds had been contributed as capital to the Bank to maintain capital ratios at a designated level of well-capitalized.

The shareholders' equity totaled $14.4 million and $13.4 million at September 30, 2005 and December 31, 2004 respectively. The earnings recorded in the first three quarters were offset by increases in accumulated other comprehensive loss (security market value adjustments). For the first nine months and third quarter of 2005, the annualized return on the Company's average total assets was 0.69% and 0.71%, respectively, which compares favorably to 0.34% and 0.36% annualized return for the same periods in 2004. The Company's annualized return on average equity was 10.50% and 10.90% for the first nine months and third quarter of 2005 and 5.11% and 5.25% for the first nine months and third quarter of 2004. The ratio of average equity to average assets was 6.59% and 6.49% for the first nine months and third quarter of 2005 and 6.74% and 6.91% for the same periods in 2004.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The net income for the first nine months of 2005 was $1.1 million, which was 123% more than the net income of $493,000 recorded in the first nine months of 2004. The corresponding weighted average diluted earnings per share were $.75 for the first three quarters of 2005 and $.34 for the similar period in 2004. A substantial factor in the improvement in earnings of $601,000 for the first nine months of 2005 was an increase in net interest income.

Net income for the third quarter of 2005 was $389,000 while net income for the same period in 2004 was $170,000. The Company's third quarter earnings improved $219,000 or 129% from 2004 to 2005.

As mentioned above, the most important differences between the operating results of the first three quarters of 2004 and that of 2005 are the net interest income and the net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Nine months ended September 30:
                                             -------------------------------------------------------------------------------
                                                              2005                                     2004
                                             --------------------------------------   --------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $  2,509,265   $   57,225       3.04%    $  3,703,736   $   25,920       0.93%
   Securities (including FHLB stock)(1)        18,522,144      555,022       4.00       18,307,571      465,596       3.39
   Loans(2)                                   182,507,263    9,255,802       6.76      160,884,128    7,053,402       5.85
                                             ------------   ----------     ------     ------------   ----------     ------
                                              203,538,672    9,868,049       6.46      182,895,435    7,544,918       5.50
   Other assets                                 7,122,464                                7,951,420
                                             ------------                             ------------
                                             $210,661,136                             $190,846,855
                                             ============                             ============
Liabilities and Shareholders' Equity
   Interest bearing deposits                 $158,217,454   $3,171,853       2.67     $142,736,414   $2,410,341       2.25
   Federal funds purchased and
      repurchase agreements                    11,194,854      171,988       2.05       11,078,531      102,915       1.24
   Note Payable and Federal Home
      Loan Bank Advances                       10,500,000      434,889       5.52        8,819,526      371,168       5.61
                                             ------------   ----------     ------     ------------   ----------     ------
                                              179,912,308    3,778,730       2.80      162,634,471    2,884,424       2.36
                                                            ----------                               ----------
   Non-interest bearing deposits               16,074,574                               14,678,954
   Other liabilities                              781,330                                  670,820
   Shareholders' Equity                        13,892,924                               12,862,610
                                             ------------                             ------------
                                             $210,661,136                             $190,846,855
                                             ============                             ============
Net interest income (tax equivalent basis)                   6,089,319                                4,660,494
Net interest spread on earning assets (tax
   equivalent basis)                                                         3.66%                                    3.14%
                                                                           ======                                   ======
Net interest margin on earning assets (tax
equivalent basis)                                                            3.99%                                    3.40%
                                                                           ======                                   ======

Average interest-earning assets to Average
   interest-bearing liabilities                                            113.13%                                  112.46%
                                                                           ======                                   ======
Tax equivalent adjustment                                       42,729                                   11,650
                                                            ----------                               ----------
Net interest income                                         $6,046,590                               $4,648,844
                                                            ==========                               ==========

The net interest spread on average earning assets increased 52 basis points to 3.64% since September 30, 2004. The net interest margin was 3.99% for the first nine months of 2005 improving 59 basis points compared to the net interest margin for the same period in 2004. Year to date net interest income was $6.0 million in 2005 compared to a figure of $4.6 million for the same nine months in 2004, an increase of $1.4 million or 30%. The additional net interest income was representative of increases in the Bank's average earning assets, and internal prime lending rate, the repricing lag on deposit rate increases as well as a more leveraged balance sheet overall.

The average rate earned on interest earning assets was 6.46% for the nine months ended September 30, 2005 compared to 5.50% for the same period in 2004. The main contributing factor was a 91 basis point increase in the yield on loans, the Bank's largest earning asset category. The average internal prime rate increased 179 basis points between the first nine months of 2004 and that of 2005. Internal prime rate changes, no matter what direction, affect

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

interest earned on variable rate loans and new loan volume. Variable rate loans made up 56% of the total loan portfolio at September 30, 2004. At September 30, 2005 variable rate loans comprised 60% of the total loan portfolio. At June 30, 2005, 60% of the Bank's loan portfolio was variable and $9.1 million (57%) of the loan volume experienced in the first three quarters of 2005 was booked into the variable portion of the loan portfolio. In a rising rate environment, it is advantageous to have loans that are able to reprice with the market rates.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, notes payable and subordinated debentures increased 31% for the first nine months of 2005 compared to the first nine months of 2004. Total interest expense was $3.8 million for the nine-month period ending September 30, 2005, which was a $894,000 increase over the total recorded for the first nine months of 2004. The unfavorable change in the yield paid on interest bearing liabilities and repurchase agreements was responsible for the higher cost of funds. The average rate paid on interest-bearing deposit products in the first nine months of 2005 was 42 basis points more than what was paid for the same period one year earlier. The rate paid to repurchase agreement customers increased 81 basis points between the similar periods. The rate paid on debt actually decreased by 9 basis points as a result of the Company refinancing its borrowings. The subordinated debentures that were issued in December 2004 accrue interest at a lower rate than the notes payable that were in place in for the first nine months of 2004.

Local deposit rates have been rising at a marked pace; often faster than increases in internal lending rates. Local competitor's deposit rates are closely monitored and offering rates will be adjusted as deemed appropriate. The significant lag between the timing of loan rate increases and increases in the Bank's cost of funds is coming to an end. Management believes that the internal lending rate may stabilize in the near future and that deposit rates may continue to go up for a period of time. If this happens it is likely that there will be some compression in the Company's net interest margin.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2005 and 2004 is in the table below.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Three months ended September 30:
                                             -------------------------------------------------------------------------------
                                                              2005                                     2004
                                             --------------------------------------   --------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $  4,787,602   $   39,953       3.34%    $    222,444   $      626       1.13%
   Securities (including FHLB stock)(1)        19,750,698      205,055       4.15       16,835,080      158,350       3.76
   Loans(2)                                   187,909,232    3,334,559       7.10      164,041,072    2,451,752       5.98
                                             ------------   ----------     ------     ------------   ----------     ------
                                              212,447,532    3,579,577       6.74      181,098,596    2,610,728       5.77
   Other assets                                 7,653,475                                6,550,480
                                             ------------                             ------------
                                             $220,101,007                             $187,649,076
                                             ============                             ============

Liabilities and Shareholders' Equity
   Interest bearing deposits                 $168,883,952   $1,260,477       2.99     $137,027,542   $  784,030       2.29
   Federal funds purchased and
      repurchase agreements                     7,688,902       43,535       2.26       13,586,778       48,617       1.43
   Note Payable and Federal Home
      Loan Bank Advances                       10,500,000      151,781       5.78        8,952,717      127,327       5.69
                                             ------------   ----------     ------     ------------   ----------     ------
                                              187,072,854    1,455,793       3.11      159,567,037      959,974       2.41
                                                            ----------                               ----------     ------
   Non-interest bearing deposits               17,780,466                               14,480,870
   Other liabilities                              957,733                                  641,680
   Shareholders' Equity                        14,289,954                               12,959,489
                                             ------------                             ------------
                                             $220,101,007                             $187,649,076
                                             ============                             ============
Net interest income (tax equivalent basis)                   2,123,784                                1,646,043
Net interest spread on earning assets (tax
   equivalent basis)                                                         3.63%                                    3.36%
                                                                           ======                                   ======
Net interest margin on earning assets (tax
   equivalent basis)                                                         4.00%                                    3.65%
                                                                           ======                                   ======
Average interest-earning assets to Average
   interest-bearing liabilities                                            113.56%                                  113.49%
                                                                           ======                                   ======
Tax equivalent adjustment                                       23,489                                    4,711
                                                            ----------                               ----------
Net interest income                                         $2,100,295                               $1,646,043
                                                            ==========                               ==========

An analysis of the net interest income shows that the Bank had $31.3 million more earning assets (mostly loans) on its books at the end of September 2005 as compared to the similar quarter in 2004 and as a result was able to increase interest income. Additionally, the interest expense paid on interest bearing liabilities increased. Nonetheless, the movements were not dollar for dollar and net interest income improved by $454,000. As a result of this positive outcome, there was an increase in the Bank's net interest margin of 35 basis points. The main contributing factors are the higher prime lending rate between the two periods above and the lag in the repricing of deposits. A 201 basis point difference in the average prime lending rate existed between the two periods.

----------
(1)  Adjusted to fully tax equivalent basis

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As increases in the internal prime rate and increased cost of funds continue being a possibility, asset liability management is an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in achieving reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at September 30, 2005 were:

                                                           Interest Rate Sensitivity Period
                                        ----------------------------------------------------------------------
                                           Within        Three to        One to        After
                                            Three         Twelve          Five          Five
                                           Months         Months         Years         Years          Total
                                        ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $     54,718   $          0   $         0   $         0   $     54,718
   Federal funds sold                      3,150,000              0             0             0      3,150,000
   Securities (including FHLB stock)       1,122,534      3,133,229     9,542,146     5,637,155     19,435,064
   Loans                                 108,074,567     12,073,533    62,433,348     4,681,366    187,262,814
                                        ------------   ------------   -----------   -----------   ------------
                                         112,401,819     15,206,762    71,975,494    10,318,521    209,902,596

Interest-bearing liabilities
   Savings and checking                   58,083,800              0             0             0     58,083,800
   Time deposits <$100,000                   716,361     14,841,682    11,014,596         5,415     26,578,054
   Time deposits >$100,000                14,465,601     30,573,274    38,673,475             0     83,712,350
   Repurchase agreements and
      Federal funds purchased              6,895,716              0             0             0      6,895,716
   Notes payable and Federal Home
      Loan bank advances                  10,500,000              0             0             0     10,500,000
                                        ------------   ------------   -----------   -----------   ------------
                                          90,661,478     45,414,956    49,688,071         5,415    185,769,920
Net asset (liability) repricing gap     $ 21,740,341   $(30,208,194)  $22,287,423   $10,313,106   $ 24,132,676
                                        ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $ 21,740,341   $ (8,467,853)  $13,819,570   $24,132,676
                                        ============   ============   ===========   ===========

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Currently the Bank has a negative twelve month cumulative repricing gap which indicates that the Bank is slightly liability sensitive. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income if there were a parallel shift in rates in the next twelve months. For instance if the Bank's internal prime rate goes up by 25 basis points and interest earning assets and interest bearing liabilities on the Bank's September 30, 2005 balance sheet (contractually able to reprice in the next twelve months) adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced significant increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

The provision for loan losses for the third quarter and the first nine months of 2005 were $98,000 and $346,000 compared to figures of $182,000 and $398,000 for the same periods in 2004. During the third quarter of 2005 net new loans booked were $536,000 compared to a net increase in loans of $4.1 million for the similar period in 2004. In addition to differences in the volume of loans, there was also $146,000 less net charge offs between the third quarter of 2005 and the similar quarter in 2004. These two factors contributed to the differences in the provision expense between the two quarterly periods.

The nine-month provision for loan losses also declined between 2004 and 2005. Although the loan growth experienced between the two nine month periods was similar, the level of net charge-offs between the two periods was not. There were $89,000 more net charge-offs in the first nine months of 2004 than what was experienced in 2005. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition) but will continue to review the allowance with the intent of maintaining it at an appropriate level.

Non-interest income recorded in the third quarter and first nine months of 2005 totaled $319,000 and $924,000 respectively. These figures represented increases of 35% and 27% compared to the same periods in 2004. The main underlying factor was the increase in service charge income. The expansion in reported service charge income represented 92% of the growth in non-interest income.

Additional non-sufficient funds charges are the driving force behind the overall increase in service charges. In December 2004, the Bank rolled out a new program called Overdraft Privilege. The program allows customers to have an assigned overdraft limit tied to their checking account within which presentments may be honored and a service charge may be automatically assessed. All three quarters of 2005 were subject to this new program. The main risk with Overdraft Privilege is that a customer will not bring their account back to a positive balance within a short period of time causing the Bank to experience increased miscellaneous losses. Management believes that there is adequate oversight of this program by qualified Bank personnel and believes this should help to mitigate escalating losses.

On a year to date basis, mortgage loan referral fees and gain on loan sales totaled $28,000 compared to $68,000 being recorded through September 30 of 2004, a decrease of 59%. As

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

the economy improves mortgage rates have risen which makes refinancing an existing loan less attractive to customers that have already taken advantage of the historically low rates over the past two years. Management feels that the Bank is not overly dependent on mortgage fees and that in spite of increased rates, there should continue to be a core amount of business derived from new customers and new home purchases. However, the unfavorable comparison from this source of non-interest income is likely to continue into the fourth quarter of 2005.

There were no security sales in the first three quarters of 2005. During the first quarter of 2004, Management decided to liquidate four securities and use the proceeds to fund loan growth. This transaction resulted in an $18,000 loss being recorded. In the second quarter of 2004, Management approved an additional security transaction, which resulted in a net gain of $11,000.

Other non-interest income has improved $49,000 for the first nine months of 2005 compared to the first three quarters of 2004. Other non-interest income totaled $226,000 through September 30, 2005. The improvement of 28% is mostly related to two categories. Brokerage commissions increased $26,000 and debit card fees increased $25,000. A large portion of the increase in debit card fee income is from business customers. A business debit card product was introduced in the third quarter of 2004. The product has gained momentum since March of this year.

Non-interest expenses for the first nine months of 2005 were $5.0 million compared to a total of $4.2 million for 2004, an increase of 18%. The third quarter non-interest expense total was $1.8 million for 2005 and $1.4 million for 2004. The notable variances among the individual categories were in the areas of salaries and benefits, advertising and other expenses.

On average there were an additional 7.0 full-time equivalent employees between the same nine month period in 2005 and that of 2004. These staff additions, merit increases in the salaries of existing staff members and additional earned incentive payouts resulted in an increase to salaries and benefits expense of 15%. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint. The $369,000 increase in salaries and benefits between the first nine months of 2005 and the similar period in 2004 accounts for 48% of the increase in total non-interest expenses.

Advertising expense was $118,000 in the first three quarters of 2005, an increase of $74,000 over advertising expense in the first nine months of 2004. The Bank initiated a significant newspaper campaign throughout a large portion of the year in an attempt to attract local deposits to support anticipated and experienced loan growth. Additionally the Bank instituted an image campaign throughout its marketplace utilizing billboards and other media. Management expects to continue both programs over the next two years due to the branching initiatives that are expected to be completed during 2006.

The line item showing other non-interest expenses for the first nine months of 2005 has increased $226,000 (31%) compared to the same period in 2004. The most significant items supporting the increase were the rise in shareholder relation's expenses, dues and subscriptions expenses, recruiting expenses, Overdraft Privilege vendor fees, and state tax expenses.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Management continues to enhance its shareholder relations program every year by participating in banking conferences which highlight community bank stocks, visiting various market makers in the investment community and improving its distributed materials such as annual reports and quarterly brochures. These costs increased $18,000 from the first nine month period of 2005 compared to that of 2004. Along this same vein, the Bank is in the process of redesigning its marketing materials to promote a consistent brand identity across all product lines. These expenses have totaled $17,000 so far in 2005.

Dues and subscriptions increased $34,000 in the first three quarters of 2005 compared to the similar period in 2004. $27,000 of the total was fees associated with joining the Nasdaq Small Cap Market in the first quarter of 2005. The Nasdaq Small Cap Market fees will be ongoing.

Recruiting fees associated with recent staff additions together with other similar third party vendor expenses represent another $60,000 of the total increase in other non interest expenses.

Federal tax expense has grown $283,000 due to dramatic increases in pre-tax income. The effective tax rate for the first nine months of 2005 and that of 2004 was 33% and 34%. As a result of the favorable tax treatment of municipal bonds, the Bank has been able to reduce its effective tax rate by increasing its municipal bond holdings.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2005 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

                        COMMUNITY SHORES BANK CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2005, the Company issued and sold 2,000 shares of its common stock to a past director upon his exercise of a director stock option issued to him under the Company's Director Stock Option Plan. The Company received an exercise price of $10.23 per share, aggregating $20,460, for these shares. These shares were sold in reliance on an exemption from registration under the Securities Act of 1933, based on Section 4(2) of that Act, and Regulation D issued under that Act.

On August 1, 2005, the Company issued and sold 2,000 shares of its common stock to a director upon her exercise of a director stock option issued to her under the Company's Director Stock Option Plan. The Company received an exercise price of $10.23 per share, aggregating $20,460, for these shares. These shares were sold in reliance on an exemption from registration under the Securities Act of 1933, based on Section 4(2) of that Act, and Regulation D issued under that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

    10.1      Fee for Directors.

                        COMMUNITY SHORES BANK CORPORATION

    10.2      Purchase Agreement between Community Shores Bank and
              Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K dated November 2, 2005 (SEC file number 000-51166).

    10.3      Purchase Agreement between Community Shores Bank and Willamsburg
              Court Apartments, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K dated November 9, 2005 (SEC file number
              000-51166).

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

    32.1      Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2      Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

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

    10.1      Fee for Directors.

    10.2      Purchase Agreement between Community Shores Bank and
              Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K dated November 2, 2005 (SEC file number 000-51166).

    10.3      Purchase Agreement between Community Shores Bank and Willamsburg
              Court Apartments, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K dated November 9, 2005 (SEC file number
              000-51166).

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