Form 10KSB
period 2005-12-31
COMMUNITY SHORES BANK CORP
filed 2006-03-31
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended December 31, 2005

                         Commission File No. 000-51166

                        COMMUNITY SHORES BANK CORPORATION
                 (Name of small business issuer in its charter)

                 MICHIGAN
      (State or other jurisdiction of                      38-3423227
      incorporation or organization)           (IRS Employer Identification No.)

1030 W. NORTON AVENUE, MUSKEGON, MICHIGAN                    49441
 (Address of principal executive offices)                  (zip code)

                                 (231) 780-1800
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: _____

                                  COMMON STOCK
                                 Title of Class

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       NO   X
    -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES       NO   X
                                                -----    -----

     Issuer's revenue for its most recent fiscal year was approximately $14,801,000.

     The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $19,497,000 as of February 28, 2006; based on the average of the closing bid and ask prices ($13.57) on that date.

     As of March 15, 2006, 1,436,800 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II   Portions of 2005 Annual Report to the Shareholders of the
                 issuer.

Part III Portions of the Proxy Statement of the issuer for its May 11, 2006 Annual Meeting

Transitional Small Business Disclosure Format YES       NO   X
                                                  -----    -----

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

On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services ("CS Financial Services"). Through April of 2005, CS Financial Services held a 1.86% ownership in the Michigan Bankers Insurance Center, LLC. On April 30, 2005, the Michigan Bankers Insurance Center, LLC legally dissolved its partnership. Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lead Financial. Lead Financial offers amongst other things employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lead Financial as a result of a referral made by CS Financial Services.

In December of 2004, the Company formed Community Shores Capital Trust I, a Delaware business trust. The Trust is administered by a Delaware trust company, and three individual administrative trustees who are employees and officers of the Company. The Trust was established for the purpose of issuing and selling its preferred securities and common securities and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the Company. A majority of the net proceeds received by the Company was used to pay down the outstanding balance on the Company's line of credit. The remaining proceeds were used to contribute capital to the Bank as well as support the general operating expenses of the Company including the debt service on the Company's subordinated debentures. As of year-end 2005, the Company had total consolidated assets of $222 million.

Significant events in 2005 included the Company achieving its fifth fully profitable year of operations. For 2005, fully diluted earnings per share of the Company were $.82. Year over year earnings per share increased 49%. The increase is directly related to a higher net interest margin and a significant increase in non interest income. The Bank's average internal prime lending rate increased by 185 basis points since 2004, which helped improve the Company's net interest margin by 48 basis points since 2004. In Muskegon County where the Bank's main office is located, the Bank improved its deposit market share position to fourth in 2005 compared to holding the fifth place position for the past few years.

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

PRODUCTS AND SERVICES

The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank and obtaining deposits through a deposit broker. Additionally, the Bank makes available mutual funds and annuities, which are non-insured, through an alliance with Sorrento Pacific. Discount brokerage services are made available to our customers through Sorrento as well. The Bank receives referral fees for customers that open a brokerage account and conduct trades.

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

COMPETITION

The Company's primary market area is Muskegon County and Northern Ottawa County. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrift and credit union offices located in the Company's market area. Most are branches of larger financial institutions and are not 100% locally owned, with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. Most of the Company's competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.

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

The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of the Mortgage Company and certain third party arrangements discussed above, neither the Company nor any of its subsidiaries engages in any of the non-banking activities listed above.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President, the Vice Chairman of the Bank and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $1,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a Committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $2,000,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2005, was approximately $2,858,000, subject to a higher legal lending limit of approximately $4,764,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. This limit is expected to change as the Bank's capital changes.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The President and the Chief Lending Officer each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000. Together, their delegated authority, where they deem it appropriate, is $1,750,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

LENDING ACTIVITY

     Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders under the leadership of the Chief Lending Officer. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. They accomplish this through a sampling of the loan portfolios for both commercial and retail loans. They also evaluate the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. The last loan review was performed in June 2005. The Bank is scheduled to undergo its next review in June of 2006.

The Bank has a comprehensive loan grading system for commercial loans. Administered as part of the loan review program, all commercial loans are graded on a nine grade rating system utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage. All commercial loans are graded at inception and at various intervals thereafter. All commercial loan relationships exceeding $500,000 are formally reviewed at least annually. Watch list credits are formally reviewed monthly.

INVESTMENTS

Bank Holding Company Investments. The principal investments of the Company are the investments in the common stock of the Bank and the common securities of the Trust. Other funds of the Company may be invested from time to time in various debt instruments.

As a bank holding company, the Company is also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use. In addition, the Company's qualification as a financial holding company enables it to make equity investments in companies engaged in a broader range of financial activities than the Company could do without that qualification. Such expanded activities include insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than its investment in CS Financial Services, the Company has no plans at this time to make directly any of these equity investments at the bank holding company level. The Company's Board of Directors may, however, alter the investment policy at any time without shareholder approval.

In addition, so long as the Company is qualified as a financial holding company, it would be permitted, as part of the business of underwriting or merchant banking activity and under certain circumstances and procedures, to invest in shares or other ownership interests in, or assets of, companies engaged in non-financial activities. In order to make those investments, the Company would be required (i) to become, or to have an affiliate that is, a registered securities broker or dealer or a registered municipal securities dealer, or (ii) to control both an insurance company predominantly engaged in underwriting life, accident and health, or property and casualty insurance (other than credit insurance) or issuing annuities, and a registered investment adviser that furnishes investment advice to an insurance company. The Company does not currently have any securities, insurance, or investment advisory affiliates of the required types, nor does the Company have any current plans to make any of the equity investments described in this paragraph.

The Bank's Investments. The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Among the equity investments permitted for the Bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency (such as CS Financial Services), a mortgage company (such as the Mortgage Company), real estate company, or Michigan business and industrial development company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank for specified periods. The Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval at any time.

ENVIRONMENTAL MATTERS

The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

As of December 31, 2005, the Bank had 51 full-time and 20 part-time employees. No area of the Bank is represented by collective bargaining agents.

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2005, 2004 and 2003 only.

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
CONSOLIDATED RESULTS OF OPERATIONS:
Interest Income                                      $ 13,538,296   $ 10,316,411   $  9,997,156
Interest Expense                                        5,377,328      3,870,929      4,100,827
                                                     ------------   ------------   ------------
Net Interest Income                                     8,160,968      6,445,482      5,896,329
Provision for loan losses                                 853,728        460,067        494,239
Non interest income                                     1,263,139        977,806      1,088,269
Non interest expense                                    6,785,271      5,744,642      5,469,453
                                                     ------------   ------------   ------------
Income before income tax expense                        1,785,108      1,218,579      1,020,906
Income tax expense (benefit)                              572,427        414,933        (43,140)
                                                     ------------   ------------   ------------
Net income                                           $  1,212,681   $    803,646   $  1,064,046

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                         $222,166,351   $193,502,608   $184,104,142
Cash and cash equivalents                               4,651,459      2,375,615      6,590,025
Securities                                             18,902,432     16,930,341     24,274,055
Loans held for sale                                             0              0              0
Gross loans                                           192,644,742    171,451,202    149,950,085
Allowance for loan losses                               2,612,581      2,039,198      1,927,756
Other assets                                            8,580,299      4,784,648      5,217,733
Deposits                                              190,451,101    158,820,523    150,167,453
Federal funds purchased  and repurchase agreements      6,065,010      9,980,778     11,915,282
Notes payable and Federal Home Loan Bank Advances       6,000,000      6,000,000      8,550,000
Subordinated Debentures                                 4,500,000      4,500,000              0
Other                                                     650,329        801,975        835,706
Shareholders' equity                                   14,499,911     13,399,332     12,635,701

CONSOLIDATED FINANCIAL RATIOS:
Return on average assets                                     0.57%          0.42%          0.58%
Return on average shareholders' equity                       8.63%          6.17%          8.74%
Average equity to average assets                             6.60%          6.80%          6.65%
Dividend payout ratio                                         N/A            N/A            N/A
Non performing loans to total loans and leases               0.59%          0.44%          0.64%
Tier 1 leverage capital                                      8.73%          9.35%          6.90%
Tier 1 leverage risk-based capital                           9.48%         10.00%          7.78%
Total risk-based capital                                    10.73%         11.15%         10.54%

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

                                         2005         2004         2003
                                      ----------   ----------   ----------
Per Share Data:
Net Income:
   Basic                              $     0.85   $     0.56   $     0.75
   Diluted                                  0.82         0.55         0.75
Book value at end of period                10.09         9.37         8.84
Dividends declared                           N/A          N/A          N/A
Weighted average shares outstanding    1,434,185    1,430,000    1,410,274
Diluted average shares outstanding     1,471,939    1,464,362    1,411,282

NET INTEREST EARNINGS

A table displaying the Company's average balance of both interest-earning assets and interest-bearing liabilities as well as the yield earned on each is incorporated by reference to Management's Discussion and Analysis at page 15 of the 2005 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report.

RATE VOLUME ANALYSIS

A table displaying the Company's change in interest income and interest expense on interest earning assets and interest bearing liabilities segregated between the change due to volume and the change due to rate is incorporated by reference to Management's Discussion and Analysis at page 16 of the 2005 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.

                                                              Balance at          Balance at
                                                          December 31, 2005   December 31, 2004
                                                          -----------------   -----------------
U.S. Treasuries                                              $         0         $         0
U.S. Government and federal agency                             5,360,898           5,406,061
Municipals                                                     5,625,140           1,125,097
Mortgage-backed and collateralized mortgage obligations        7,916,394          10,399,184
                                                             -----------         -----------
                                                             $18,902,432         $16,930,342
                                                             ===========         ===========

The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

                             One Yr or Less   1 - 5 Years   Over 5 Years      Total
                             --------------   -----------   ------------   -----------
Treasury                       $        0     $        0     $        0    $         0
Government Agency               2,454,024      2,906,874              0      5,360,898
Municipals                        185,289      1,111,913      4,327,938      5,625,140
Mortgage Backed Securities        160,011      2,488,740      5,267,643      7,916,394
                               ----------     ----------     ----------    -----------
Total                          $2,799,324     $6,507,527     $9,595,581    $18,902,432
                               ==========     ==========     ==========    ===========
Weighted Average Yield               2.37%          3.33%          4.27%          3.67%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

Issuer   Book Value   Market Value
------   ----------   ------------
FHLB     $2,029,740    $1,950,861
FHLMC     4,240,687     4,161,595
FNMA      7,110,107     6,944,315

LOAN PORTFOLIO

The composition of the loan portfolio is detailed in the following table.

                                   December 31, 2005      December 31, 2004
                                 --------------------   --------------------
                                    Balance       %        Balance       %
                                 ------------   -----   ------------   -----
Commercial                       $ 85,751,222    44.6   $ 80,385,707    46.9
Real estate - Commercial           68,445,169    35.5     56,484,601    32.9
Real estate - Residential           9,366,098     4.9      7,210,940     4.2
Real estate - Construction          1,636,526     0.8      2,205,563     1.3
Consumer                           27,445,727    14.2     25,164,391    14.7
                                 ------------   -----   ------------   -----
                                  192,644,742   100.0    171,451,202   100.0
                                                =====                  =====
Less allowance for loan losses      2,612,581              2,039,198
                                 ------------           ------------
                                 $190,032,161           $169,412,004
                                 ============           ============

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                              Twelve Months   Twelve Months
                                                  Ended           Ended
                                                 12/31/05        12/31/04
                                              -------------   -------------
Beginning Balance                              $2,039,198      $1,927,756
Charge-offs
   Commercial                                    (130,602)       (198,941)
   Real Estate - Commercial                        (1,236)        (23,408)
   Real Estate - Residential                            0               0
   Real Estate - Construction                           0               0
   Consumer                                      (179,218)       (222,481)
                                               ----------      ----------
                                                 (311,056)       (444,830)
                                               ----------      ----------
Recoveries
   Commercial                                       (2798)         60,855
   Real Estate - Commercial                             0           2,165
   Real Estate - Residential                            0               0
   Real Estate - Construction                           0               0
   Consumer                                        33,510          33,185
                                               ----------      ----------
                                                   30,711          96,205
                                               ----------      ----------
Net Charge-offs                                  (280,345)       (348,625)
                                               ----------      ----------
Provision charged against operating expense       853,728         460,067
                                               ----------      ----------
Ending Balance                                 $2,612,581      $2,039,198
                                               ==========      ==========

Allocation of the Allowance for Loan Losses:

                                                     2005                         2004
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                       Loans in Each                Loans in Each
                                                        Category to                  Category to
                                            Amount      Total Loans      Amount      Total Loans
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,460,911        44.6       $1,062,232        46.9
Real estate - Commercial                     777,331        35.5          632,459        32.9
Real estate - Residential                     46,830         4.9           36,055         4.2
Real estate - Construction                    18,820         0.8           25,364         1.3
Consumer                                     308,689        14.2          283,088        14.7
Unallocated                                        0         0.0                0         0.0
                                          ----------       -----       ----------       -----
Total                                     $2,612,581       100.0       $2,039,198       100.0
                                          ==========       =====       ==========       =====

As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information in Management's Discussion and Analysis on pages 9 and 10 of the 2005 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Office:

                                    Average         Average
                                    Balance          Rate
                                 ------------       -------
Non Interest Bearing Demand        16,457,530         N/A
Interest Bearing Demand            33,271,743        2.77
Savings                            15,537,817        1.75
Time Deposits                     111,473,073        2.99
                                 ------------       -------
Total                             176,740,163        2.83
                                 ============       =======

The Company had no foreign banking offices or foreign depositors at December 31, 2005.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2005.

                              Within       Over Three        Over Six
                               Three        Through          Through          Over Twelve
                              Months       Six Months      Twelve Months        Months          Total
                            -----------    ----------      -------------     ------------    -----------
Time Deposit > $100,000     $26,932,929    $5,519,341      $12,144,481       $45,060,640     $89,657,691

SHORT-TERM BORROWINGS

On December 31, 2005, and December 31, 2004, the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at both year-ends are as follows:

                                            Repurchase   Federal Funds
                                            Agreements     Purchased
                                           -----------   -------------
Outstanding at December 31, 2005           $ 6,065,010    $         0
   Average interest rate at year end              2.83%          0.00%
   Average balance during year               7,757,732      3,157,507
   Average interest rate during year              1.88%          3.42%
   Maximum month end balance during year    10,776,372     10,600,000

Outstanding at December 31, 2004           $ 9,980,778    $         0
   Average interest rate at year end              1.24%          0.00%
   Average balance during year               9,314,156      2,271,721
   Average interest rate during year              1.16%          1.86%
   Maximum month end balance during year    11,480,726      5,550,000

INTEREST RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2005 and discussion of interest rate sensitivity are incorporated here by reference to Management's Discussion and Analysis at pages 18 through 20 of the 2005 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up, including a night depository and ATM.

The Bank's second location is at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999, which had a term of five years. On April 8, 2004, the Bank exercised its renewal option and extended the lease for an additional three years under the same terms as the original lease. The leased space has 2,075 square feet of office space and one drive-up lane. A stand-alone ATM is also available at the Grand Haven location. In December of 2005, the Bank acquired 1.25 acres of property for $1.13 million on which it intends to build a branch. The Bank expects to relocate its existing Grand Haven office to this new location at 1106 Beacon Boulevard, Grand Haven, Michigan, once its lease expires in 2007.

The third banking location is situated in the City of North Muskegon at 485 Whitehall Road. It officially opened for business on January 16, 2001. The leased premises are approximately 1200 square feet and have been customized by the Landlord to accommodate banking services. The completed location has one drive-up lane and an ATM. The original term of the lease was sixty months and expired in January of 2006. The Landlord has agreed to allow the Bank to rent on a month-to-month basis going forward. The Bank purchased land for $855,000 in September of 2005 and is in the process of constructing a branch on the property. The property is located at 180 Causeway Road, North Muskegon. It is expected that the building will be completed in November 2006 at which time the Whitehall Road banking operations will be relocated to the Causeway Road Property.

For more information on the Company's future lease commitments see Note 10 on page 36 of the 2005 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

The Bank paid $962,595 for the acquisition of a two-acre parcel of vacant land for the establishment of the Bank's fourth banking location at 5797 Harvey Street, in Norton Shores. Once completed, the two-story building will be approximately 19,900 square feet with a four-lane drive-up, including a night depository and ATM. Construction of this branch began in the winter of 2006 and the project is slated for completion in the fourth quarter of the same year.

On October 31, 2005, the Bank entered into a Purchase Agreement with Baumgardner-Hogan Real Estate, LLC, a Kentucky limited liability company, to purchase vacant land located at the corner of Apple Avenue and Quarterline in the City of Muskegon. The Bank intends on using the land to build a fifth banking location. The agreed on purchase price is $675,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption "Stock Information" on page 44 of the 2005 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

     The following table summarizes information, as of December 31, 2005, relating to the Company's compensation plans under which equity securities are authorized for issuance.

                                                                                        Number of securities
                                         Number of securities    Weighted average      remaining available for
                                           to be issued upon    exercise price of   future issuance under equity
                                              exercise of          outstanding           compensation plans
                                         outstanding options,   options, warrants       (excluding securities
Plan Category                             warrants and rights       and rights        reflected in column (a))
-------------                            --------------------   -----------------   ----------------------------
                                                  (a)                  (b)                       (c)
Equity compensation plans approved by
   security holders (1)                         155,775               $10.55                   55,000
Equity compensation plans not approved
   by security holders                                0                    0                        0
Total                                           155,775               $10.55                   55,000

----------
(1) The plans referred to are the Company's Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 5 of the 2005 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7. FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, dated March 17, 2006, in the 2005 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information presented under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its May 11, 2006 annual meeting of shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of John C.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)

Carlyle, Joy R. Nelson, Bruce C. Rice and Roger W. Spoelman. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

The Company has adopted a Code of Ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Report.

ITEM 10. EXECUTIVE COMPENSATION

The information presented under the captions "Director Compensation," "Summary Compensation Table," "Options Granted in 2005," and "Aggregated Stock Option Exercises in 2005 and Year End Option Values," in the Proxy Statement is incorporated here by reference.

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

    10.1      1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2
              (SEC File No. 333-63769), which became effective on December 17,
              1998. *

    10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Registration
              Statement on Form SB-2 (SEC File No. 333-63769), which became effective on December 17, 1998. *

    10.3      Director Stock Option Plan is incorporated by reference to exhibit
              10.53 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
              333-63769). *

    10.4 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's March
              31, 2004 Form 10-QSB (SEC file no. 333-63769).

    10.5 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's March
              31, 2004 Form 10-QSB (SEC file no. 333-63769).

    10.6 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's June
              30, 2004 Form 10-QSB (SEC file no. 333-63769).

    10.7 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's June
              30, 2004 Form 10-QSB (SEC file no. 333-63769).

    10.8      Junior Subordinated Indenture between Community Shores Bank
              Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

----------
*    Management contract or compensatory plan or arrangement.

    10.9      Amended and Restated Trust Agreement among Community Shores Bank
              Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as
              Delaware Trustee, and The Administrative Trustees Named Herein as
              Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company's
              December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

    10.10     Guarantee Agreement between Community Shores Bank Corporation, as
              Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee
              Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company's December 31, 2004 Form 10-KSB
              (SEC file no. 000-51166).

    10.11     Placement Agreement among Community Shores Bank Corporation,
              Community Shores Capital Trust I and Suntrust Capital Markets,
              Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

    10.12 2005 Bank Executive Management Bonus Plan incorporated by reference to exhibit 10.19 of the Company's December 31, 2004 Form
              10-KSB (SEC file no. 000-51166).*

    10.13     Second letter extending contingency period for the Purchase
              Agreement between Community Shores Bank Corporation and Norton
              Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's Form 8-K filed February
              22, 2005 (SEC file no. 000-51166).

    10.14     Second Amendment to Purchase Agreement between Community Shores
              Bank Corporation and Norton Shores Hotel LLC dated February 15,
              2005 is incorporated by reference to exhibit 10.5 of the Company's
              Form 8-K filed February 22, 2005 (SEC file no. 000-51166).

    10.15     Purchase Agreement between Community Shores Bank and POT #103,
              Inc. is incorporated by reference to exhibit 10.1 of the Company's
              Form 8-K filed May 9, 2005 (SEC file no. 000-51166).

    10.16     Development Coordination Agreement with Investment Property
              Associates, Inc is incorporated by reference to exhibit 10.1 of the Company's May 9, 2005 Form 8-K filed May 10, 2005 (SEC file no.000-51166).

    10.17     2005 Employee Stock Option Plan is incorporated by reference to
              Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

    10.18     2005 Director Stock Option Plan is incorporated by reference to
              Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

    10.19     Form of stock option agreement for options granted under the 2005
              Employee Stock Option Plan is incorporated by reference to exhibit
              10.3 of the Company's Form 8-K filed May 17, 2005 (SEC file no.
              000-51166). *

    10.20 Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed December
              13, 2005.*

    10.21     Purchase Agreement between Community Shores Bank and
              Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 2, 2005 (SEC file number 000-51166).

    10.22     Purchase Agreement between Community Shores Bank and Williamsburg
              Court Apartments, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 10, 2005 (SEC file no.
              000-51166).

    10.23     Replacement Revolving Loan Agreement between Community Shores Bank
              Corporation and LaSalle Bank National Association dated August 1,
              2005 is incorporated by reference to exhibit 10.1 of the Company's
              Form 8-K filed December 16, 2005 (SEC file no.000-51166).

    10.24     First Amendment to Revolving Loan Agreement and Cancellation of
              Pledge Agreement between Community Shores Bank Corporation and
              LaSalle Bank National Association dated August 1, 2005 is incorporated by reference to exhibit 10.2 of the Company's Form
              8-K filed December 16, 2005 (SEC file no. 000-51166).

    10.25     Summary of 2006 Director Compensation Arrangement. *

    13 2005 Annual Report to Shareholders of the Company. Except for the portions of the 2005 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2005 Annual
              Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

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

----------
*    Management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the caption "Fees to Independent Auditors for 2005 and 2004" in the Proxy Statement is incorporated here by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

                                        COMMUNITY SHORES BANK CORPORATION

                                        /s/ Jose' A. Infante
                                        ----------------------------------------
                                        Jose' A. Infante
                                        Chairman of the Board, President and
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 29, 2006.

/s/ Gary F. Bogner                      /s/ Joy R. Nelson
-------------------------------------   ----------------------------------------
Gary F. Bogner, Director                Joy R. Nelson, Director

/s/ John C. Carlyle                     /s/ Bruce C. Rice
-------------------------------------   ----------------------------------------
John C. Carlyle, Director               Bruce C. Rice, Director

/s/ Robert L. Chandonnet                /s/ Roger W. Spoelman
-------------------------------------   ----------------------------------------
Robert L. Chandonnet, Director          Roger W. Spoelman, Director


-------------------------------------
Dennis L. Cherette, Director

/s/ Bruce J. Essex
-------------------------------------
Bruce J. Essex, Director

/s/ Jose' A. Infante                    /s/  Tracey A. Welsh
-------------------------------------   ----------------------------------------
Jose' A. Infante, Chairman of the       Tracey A. Welsh, Senior Vice President,
Board, President and Chief Executive    Chief Financial Officer and Treasurer
Officer and Director (principal         (principal financial and accounting
executive officer)                      officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   3.1        Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number
              333-63769).

   3.2 Bylaws of the Company are incorporated by reference to exhibit 3.2 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
              333-63769).

   10.1       1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form SB-2
              (SEC File No. 333-63769), which became effective on December 17,
              1998. *

   10.2 First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Registration
              Statement on Form SB-2 (SEC File No. 333-63769), which became effective on December 17, 1998. *

   10.3       Director Stock Option Plan is incorporated by reference to exhibit
              10.53 of the Company's December 31, 2003 Form 10-KSB (SEC file no.
              333-63769). *

   10.4 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's March
              31, 2004 Form 10-QSB (SEC file no. 333-63769).

   10.5 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated March 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's March
              31, 2004 Form 10-QSB (SEC file no. 333-63769).

   10.6 Subordinated Note Purchase Agreement between Community Shores LLC and Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.1 of the Company's June
              30, 2004 Form 10-QSB (SEC file no. 333-63769).

   10.7 Floating Rate Subordinated Note issued to Community Shores LLC and by Community Shores Bank Corporation dated June 30, 2004 is incorporated by reference to exhibit 10.2 of the Company's June
              30, 2004 Form 10-QSB (SEC file no. 333-63769).

   10.8       Junior Subordinated Indenture between Community Shores Bank
              Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

----------
*    Management contract or compensatory plan or arrangement.

   10.9       Amended and Restated Trust Agreement among Community Shores Bank
              Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as
              Delaware Trustee, and The Administrative Trustees Named Herein as
              Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company's
              December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

   10.10      Guarantee Agreement between Community Shores Bank Corporation, as
              Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee
              Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company's December 31, 2004 Form 10-KSB
              (SEC file no. 000-51166).

   10.11      Placement Agreement among Community Shores Bank Corporation,
              Community Shores Capital Trust I and Suntrust Capital Markets,
              Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

   10.12 2005 Bank Executive Management Bonus Plan incorporated by reference to exhibit 10.19 of the Company's December 31, 2004 Form
              10-KSB (SEC file no. 000-51166).*

   10.13      Second letter extending contingency period for the Purchase
              Agreement between Community Shores Bank Corporation and Norton
              Shores Hotel LLC dated January 21, 2005 is incorporated by reference to exhibit 10.4 of the Company's Form 8-K filed February
              22, 2005 (SEC file no. 000-51166).

   10.14      Second Amendment to Purchase Agreement between Community Shores
              Bank Corporation and Norton Shores Hotel LLC dated February 15,
              2005 is incorporated by reference to exhibit 10.5 of the Company's
              Form 8-K filed February 22, 2005 (SEC file no. 000-51166).

   10.15      Purchase Agreement between Community Shores Bank and POT #103,
              Inc. is incorporated by reference to exhibit 10.1 of the Company's
              Form 8-K filed May 9, 2005 (SEC file no. 000-51166).

   10.16      Development Coordination Agreement with Investment Property
              Associates, Inc is incorporated by reference to exhibit 10.1 of the Company's May 9, 2005 Form 8-K filed May 10, 2005 (SEC file no.000-51166).

   10.17      2005 Employee Stock Option Plan is incorporated by reference to
              Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

   10.18      2005 Director Stock Option Plan is incorporated by reference to
              Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

   10.19      Form of stock option agreement for options granted under the 2005
              Employee Stock Option Plan is incorporated by reference to exhibit
              10.3 of the Company's Form 8-K filed May 17, 2005 (SEC file no.
              000-51166). *

   10.20 Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed December
              13, 2005.*

   10.21      Purchase Agreement between Community Shores Bank and
              Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 2, 2005 (SEC file number 000-51166).

   10.22      Purchase Agreement between Community Shores Bank and Williamsburg
              Court Apartments, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 10, 2005 (SEC file no.
              000-51166).

   10.23      Replacement Revolving Loan Agreement between Community Shores Bank
              Corporation and LaSalle Bank National Association dated August 1,
              2005 is incorporated by reference to exhibit 10.1 of the Company's
              Form 8-K filed December 16, 2005 (SEC file no.000-51166).

   10.24      First Amendment to Revolving Loan Agreement and Cancellation of
              Pledge Agreement between Community Shores Bank Corporation and
              LaSalle Bank National Association dated August 1, 2005 is incorporated by reference to exhibit 10.2 of the Company's Form
              8-K filed December 16, 2005 (SEC file no. 000-51166).

   10.25      Summary of 2006 Director Compensation Arrangement. *

   13 2005 Annual Report to Shareholders of the Company. Except for the portions of the 2005 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2005 Annual
              Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

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

----------
*    Management contract or compensatory plan or arrangement.

   32.2       Section 1350 Chief Financial Officer Certification pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.