Form 10QSB
period 2006-03-31
COMMUNITY SHORES BANK CORP
filed 2006-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

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

                                   Yes   X   No
                                       -----    -----

At April 30, 2006, 1,436,800 shares of Common Stock of the issuer were outstanding.

Indicate by check mark whether the registrant is a shell company as defined by Rule 12-b2 of the Exchange Act).

                                   Yes       No   X
                                       -----    -----

Transitional Small Business Disclosure Format:

                                   Yes       No   X
                                       -----    -----

                     Community Shores Bank Corporation Index

                                                                                Page No.
                                                                                --------
PART I.  Financial Information

         Item 1. Financial Statements........................................       1
         Item 2. Management's Discussion and Analysis........................      15
         Item 3. Controls and Procedures.....................................      23

PART II. Other Information
         Item 1. Legal Proceedings...........................................      23
         Item 2. Unregistered Sale of Equity Securities and Use of Proceeds..      23
         Item 3. Defaults upon Senior Securities.............................      24
         Item 4. Submission of Matters to a Vote of Security Holders.........      24
         Item 5. Other Information...........................................      24
         Item 6. Exhibits....................................................      24
         Signatures..........................................................      25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,    December 31,
                                                                           2006           2005
                                                                       ------------   ------------
ASSETS
Cash and due from financial institutions                               $  3,555,515   $  4,361,277
Interest-bearing deposits in other financial institutions                    76,405         90,182
Federal funds sold                                                        3,900,000        200,000
                                                                       ------------   ------------
   Cash and cash equivalents                                              7,531,920      4,651,459
Securities
   Available for sale (at fair value)                                    13,535,303     13,983,933
   Held to maturity (fair value of $5,389,295 at March 31, 2006 and
      $4,822,327 at December 31, 2005)                                    5,452,700      4,918,499
                                                                       ------------   ------------
      Total securities                                                   18,988,003     18,902,432
Loans held for sale                                                         241,000              0
Loans                                                                   191,674,548    192,644,742
Less: Allowance for loan losses                                           2,307,087      2,612,581
                                                                       ------------   ------------
   Net loans                                                            189,367,461    190,032,161
Federal Home Loan Bank stock                                                425,000        425,000
Premises and equipment, net                                               6,292,954      5,922,886
Accrued interest receivable                                                 939,294        994,219
Other assets                                                              1,293,587      1,238,194
                                                                       ------------   ------------
         Total assets                                                  $225,079,219   $222,166,351
                                                                       ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                $ 17,343,816   $ 16,564,735
   Interest bearing                                                     177,228,398    173,886,366
                                                                       ------------   ------------
         Total deposits                                                 194,572,214    190,451,101
Federal funds purchased and repurchase agreements                         4,229,519      6,065,010
Federal Home Loan Bank advances                                           6,000,000      6,000,000
Subordinated debentures                                                   4,500,000      4,500,000
Notes payable                                                               200,000              0
Accrued expenses and other liabilities                                      785,959        650,329
                                                                       ------------   ------------
         Total liabilities                                              210,287,692    207,666,440
Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                                              0              0
   Common stock, no par value; 9,000,000 shares authorized;
      1,436,800 shares issued at both March 31,2006 and Dec 31, 2005     12,999,334     12,998,670
   Retained earnings                                                      2,076,052      1,712,462
   Accumulated other comprehensive loss                                    (283,859)      (211,221)
                                                                       ------------   ------------
   Total shareholders' equity                                            14,791,527     14,499,911
                                                                       ------------   ------------
   Total liabilities and shareholders' equity                          $225,079,219   $222,166,351
                                                                       ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months     Three Months
                                                           Ended            Ended
                                                      March 31, 2006   March 31, 2005
                                                      --------------   --------------
Interest and dividend income
   Loans, including fees                                $3,528,551       $2,822,341
   Securities and FHLB dividends                           180,316          157,784
   Federal funds sold and other income                     100,982           15,029
                                                        ----------       ----------
      Total interest income                              3,809,849        2,995,154
Interest expense
   Deposits                                              1,538,972          856,329
   Repurchase agreements, federal funds purchased,
      and other debt                                        34,766           56,549
   Federal Home Loan Bank advances and
      subordinated debentures                              161,323          137,751
                                                        ----------       ----------
      Total interest expense                             1,735,061        1,050,629
                                                        ----------       ----------
NET INTEREST INCOME                                      2,074,788        1,944,525
Provision for loan losses                                   78,153          117,422
                                                        ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,996,635        1,827,103
Noninterest income
   Service charges on deposit accounts                     238,113          207,836
   Mortgage loan referral fees                                   0            2,120
   Net realized gain on sale of loans                        4,735           13,711
   Loss on disposition of securities                          (124)               0
   Other                                                    77,599           70,972
                                                        ----------       ----------
      Total noninterest income                             320,323          294,639
Noninterest expense
   Salaries and employee benefits                          991,046          846,790
   Occupancy                                                87,298           76,276
   Furniture and equipment                                  96,517           83,667
   Advertising                                              42,857           46,107
   Data processing                                          93,764           87,560
   Professional services                                   127,272          131,982
   Other                                                   353,170          295,846
                                                        ----------       ----------
      Total noninterest expense                          1,791,924        1,568,228
                                                        ----------       ----------
INCOME BEFORE FEDERAL INCOME TAXES                         525,034          553,514
Federal income tax expense                                 161,444          191,375
                                                        ----------       ----------
NET INCOME                                              $  363,590       $  362,139
                                                        ==========       ==========
COMPREHENSIVE INCOME                                    $  290,952       $  212,229
Weighted average shares outstanding                      1,436,800        1,431,307
                                                        ==========       ==========
Diluted average shares outstanding                       1,474,279        1,460,589
                                                        ==========       ==========
Basic earnings per share                                $     0.25       $     0.25
                                                        ==========       ==========
Diluted earnings per share                              $     0.25       $     0.25
                                                        ==========       ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other           Total
                                                     Common      Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)       Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2005            1,430,000   $12,922,314   $  499,781     $ (22,763)     $13,399,332
Proceeds from the exercise of stock
   options                                2,800   $    28,684                                      28,684
Comprehensive income:
   Net income                                                      362,139                        362,139
   Unrealized gain on securities
      available-for-sale, net                                                   (149,910)        (149,910)
                                                                                              -----------
      Total comprehensive income                                                                  212,229
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2005             1,432,800   $12,950,998   $  861,920     $(172,673)     $13,640,245
                                      =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2006            1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911
Stock option vesting expense                              664                                         664
Comprehensive income:
   Net income                                                      363,590                        363,590
   Unrealized loss on securities
      available-for-sale, net                                                    (72,638)         (72,638)
                                                                                              -----------
      Total comprehensive income                                                                  290,952
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2006             1,436,800   $12,999,334   $2,076,052     $(283,859)     $14,791,527
                                      =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                           Three Months     Three Months
                                                               Ended            Ended
                                                          March 31, 2006   March 31, 2005
                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                              $   363,590      $   362,139
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                 78,153          117,422
      Depreciation and amortization                             69,703           64,684
      Net amortization of securities                             7,736            8,315
      Net realized gain on sale of loans                        (4,735)         (13,711)
      Net realized loss on disposition of equipment                124                0
      Stock option vesting expense                                 664                0
      Originations of loans for sale                          (589,500)        (887,650)
      Proceeds from loan sales                                 353,235          901,361
      Net change in:
         Accrued interest receivable and other assets           36,955           89,537
         Accrued interest payable and other liabilities        135,630           59,045
                                                           -----------      -----------
            Net cash from operating activities                 451,555          701,142

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Maturities, prepayments and calls                        333,894          465,252
   Activity in held to maturity securities:
      Purchases                                               (537,262)        (776,016)
   Loan originations and payments, net                         586,547       (8,211,735)
   Additions to premises and equipment                        (439,895)        (943,409)
                                                           -----------      -----------
            Net cash used in investing activities              (56,716)      (9,465,908)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                    4,121,113       13,152,957
   Net change in federal funds purchased and
      repurchase agreements                                 (1,835,491)      (2,076,285)
   Draws (paydown) on note payable                             200,000                0
   Net proceeds from stock option exercise                           0           28,684
                                                           -----------      -----------
      Net cash from financing activities                     2,485,622       11,105,356
                                                           -----------      -----------
Net change in cash and cash equivalents                      2,880,461        2,340,590
Beginning cash and cash equivalents                          4,651,459        2,375,615
                                                           -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                           $ 7,531,920      $ 4,716,205
                                                           ===========      ===========
Supplemental cash flow information:
   Cash paid during the period for Interest                $ 1,726,387      $ 1,051,023
   Cash paid for federal income tax                                  0                0

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The unaudited, consolidated financial statements as of and for the three months ended March 31, 2006 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I, ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2005. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

2.   STOCK COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Accounting for Stock-Based Compensation ("123(R)"), and has included the stock-based employee compensation expense in its income statement for the three months ended March 31, 2006. Prior periods have not been restated.

     Options to buy stock were granted to officers under the Company's 1998 Employee Stock Option Plan ("the 1998 Employee Plan"), which provided for issue of options for up to 150,000 shares of stock of the Company. The 1998 Employee Plan expired on September 1, 2003. While active, the 1998 Employee Plan stipulated an exercise price of no less than the market price at the date of grant and vesting over three years.

     On May 12, 2005, the shareholders approved both the 2005 Employee Stock Option Plan ("the 2005 Employee Plan") and the 2005 Director Stock Option Plan ("the 2005 Director Plan"). Details of the individual plans are included in the table below.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

                                           2005 Employee Plan                   2005 Director Plan
                                           ------------------                   ------------------
Shares authorized                 53,000                                20,000
Qualification as incentive plan   Yes                                   No
Option Price                      Not less than fair market value on    Not less than fair market value on
                                  the date of grant                     the date of grant
Vesting period                    25% immediately and 25% on the next   Immediate
                                  three anniversaries (as determined
                                  by the Board of Directors)
Expiration                        Up to 10 years from grant date        Up to 10 years from grant date

     On December 12, 2005, the Director Stock Option Committee of the Board of Directors granted 2,000 options to each of the nine non-employee directors on the Company's Board. Each option has an exercise price of $14.54 per share, which was the fair market value of the Company's common stock as of the grant date. There are 2,000 shares left to be granted.

     As of March 31, 2006, no awards have been issued under the 2005 Employee Plan. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares.

     Activity in issued but unvested options during the quarter was as follows:

                                                       Weighted Avg
                                              Shares       Price
                                              ------   ------------
Issued and unvested as of December 31, 2005     281       $10.28
Shares vested during the period                (141)       10.28
                                               ----       ------
Issued and unvested as of March 31, 2006        140        10.28

     The fair value of the options vested during the first quarter of 2006 was $664.00.

     The fair value was computed using the following assumptions, which were determined as of the grant date:

                                   2003
                                  ------
Risk-free interest rate             3.61%
Expected option life                7 yrs
Expected stock price volatility    36.22%
Dividend yield                      0.00%
Computed fair value               $ 4.72

     Compensation costs for all option plans were as follows:

                                           Three months
                                         ended March 31,
                                         ---------------
                                           2006   2005
                                           ----   ----
Compensation cost recognized in income     $664    $0
Related tax benefit recognized                0     0

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

     The compensation cost yet to be recognized for options that have been awarded but not vested is as follows:

Second quarter 2006   $664
                      ----
Total                 $664

     Below is the activity under all plans:

                                               Three months ended March 31, 2006
                                                   Total options outstanding
                                            --------------------------------------
                                                                      Wtd Avg Fair
                                             Shares   Wtd Avg Price       Value
                                            -------   -------------   ------------
Options outstanding, beginning of period    155,775       $10.55          $3.65
Forfeited                                         0            0
Exercised                                         0            0
Granted                                           0            0
                                            -------       ------
Options outstanding, end of period          155,775       $10.55          $3.65
Options exercisable, end of period          155,635       $10.55          $3.64

     The intrinsic value of options outstanding and options exercisable at March 31, 2006 was $214,970 and $214,776, respectively.

     The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                    Three months ended
                                                        March 31,
                                                   -------------------
                                                     2006       2005
                                                   --------   --------
Net income as reported                             $363,590   $362,139
   Less: Value determined under fair value based
      method (net of taxes)                             664      2,311
   Amount expensed in the period (net of taxes)        (664)         0
                                                   --------   --------
Pro forma net income                               $363,590   $359,828
                                                   ========   ========
Basic earnings per share as reported               $   0.25   $   0.25
         Pro forma basic earnings per share        $   0.25   $   0.25
Diluted earnings per share as reported             $   0.25   $   0.25
         Pro forma diluted earnings per share      $   0.25   $   0.25

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at March 31, 2006 and at December 31, 2005:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
March 31, 2006                           Cost         Gains       Losses        Value        %
--------------                        ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                  $    0      $(177,917)  $ 5,348,202   28.2
   Municipal securities                               4,658         (6,596)      705,931    3.7
   Mortgage-backed securities                         3,935       (254,170)    7,481,170   39.4
                                                     ------      ---------   -----------   ----
                                                      8,593       (438,683)   13,535,303   71.3
Held to maturity:
   Municipal securities               $5,452,700      2,729       (66,134)     5,389,295   28.7

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
December 31, 2005                        Cost         Gains       Losses        Value        %
-----------------                     ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                  $     0    $ (166,450)  $ 5,360,898   28.4
   Municipal securities                                6,009        (7,928)      706,641    3.7
   Mortgage-backed securities                          5,953      (157,616)    7,916,394   41.9
                                                     --------   ----------   -----------   -----
                                                      11,962     (331,994)    13,983,933   74.0
Held to maturity:
   Municipal securities               $4,918,499       2,327      (98,499)     4,822,327   26.0

     Below is the schedule of maturities for investments held at March 31, 2006:

                                                          Held to Maturity
                              Available for Sale   -----------------------------
                                     Fair              Amortized         Fair
                                     Value               Cost            Value
                              ------------------   ----------------   ----------
Due in one year or less           $ 3,444,335         $  185,072      $  184,963
Due from one to five years          2,489,867            523,295         517,716
Due in more than five years           119,931          4,744,333       4,686,616
Mortgage-backed                     7,481,170                  0               0
                                  -----------         ----------      ----------
                                  $13,535,303         $5,452,700      $5,389,295
                                  ===========         ==========      ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   LOANS

     The components of the outstanding loan balances, their percentage of the total portfolio and the percentage change from the end of 2005 to March 31, 2006 were as follows:


                                     March 31, 2006        December 31, 2005      Percent
                                  --------------------   --------------------    Increase/
                                     Balance        %       Balance       %     (Decrease)
                                  ------------   -----   ------------   -----   -------------
Commercial                        $ 81,765,245    42.6%  $ 85,883,914    44.6%      (4.8)%
Real Estate:
   Commercial                       72,189,668    37.6     68,445,169    35.5        5.5
   Residential                       9,107,903     4.7      9,366,098     4.9       (2.8)
   Construction                      1,876,319     1.0      1,636,526     0.8       14.7
Consumer                            26,892,676    14.1     27,445,727    14.2       (2.0)
                                  ------------   -----   ------------   -----
                                   191,831,811   100.0%   192,777,434   100.0
                                                                        =====
Less: allowance for loan losses     (2,307,087)            (2,612,581)
   Net deferred loan fees             (157,263)              (132,692)
                                  ============           ============
                                  $189,367,461           $190,032,161
                                  ============           ============

     Loans held for sale totaled $241,000 at March 31, 2006. There were no loans held for sale at December 31, 2005.

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2006 and 2005:

                              Three Months   Three Months
                                  Ended          Ended
                                03/31/06       03/31/05
                              ------------   ------------
Beginning Balance              $2,612,581     $2,039,198
Charge-offs
   Commercial                    (334,902)             0
   Real Estate-Commercial               0        (39,880)
   Real Estate-Residential              0              0
   Real Estate-Construction             0              0
   Consumer                       (70,281)       (40,947)
                               ----------     ----------
Total Charge-offs                (405,183)       (80,827)
Recoveries
   Commercial                       6,048              0
   Real Estate-Commercial               0              0
   Real Estate-Residential              0              0
   Real Estate-Construction             0              0
   Consumer                        15,488         22,371
                               ----------     ----------
Total Recoveries                   21,536         22,371
Provision for loan losses          78,153        117,422
                               ----------     ----------
Ending Balance                 $2,307,087     $2,098,164
                               ==========     ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

     Impaired loans were as follows:

                                                                  Three Months   Three Months
                                                                      Ended          Ended
                                                                    03/31/06       03/31/05
                                                                  ------------   ------------
End of period loans with no allocated allowance for loan losses    $       --     $       --
End of period loans with allocated allowance for loan losses        1,494,363      2,641,001
                                                                   ----------     ----------
   Total                                                           $1,494,363     $2,641,001
                                                                   ==========     ==========

Amount of the allowance for loan losses allocated                  $  268,225     $  247,623

Average of impaired loans during the quarter                       $1,952,655     $  868,022
Interest income recognized during impairment                           18,624          9,894
Cash-basis interest income recognized                                  12,665         10,407

     Non-performing loans were as follows:

                                               Three Months   Three Months
                                                   Ended          Ended
                                                 03/31/06       03/31/05
                                               ------------   ------------
Loans past due over 90 days still on accrual    $  380,762      $474,706
Non-accrual loans                                1,197,921       167,954

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                     March 31,   December 31,
                                       2006          2005
                                    ----------   ------------
Land & land improvements            $3,744,028    $3,744,028
Buildings & building improvements    1,689,664     1,689,664
Furniture, fixtures and equipment    1,992,669     2,245,604
Construction in Process                672,974       273,738
                                    ----------    ----------
                                     8,099,335     7,953,034
Less: accumulated depreciation       1,806,381     2,030,148
                                    ----------    ----------
                                    $6,292,954    $5,922,886
                                    ==========    ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEPOSITS

     The components of the outstanding deposit balances, their percentage of the total portfolio and the percentage increase from the end of 2005 through March 31, 2006 were as follows:

                             March 31, 2006        December 31, 2005      Percent
                          --------------------   --------------------    Increase/
                             Balance       %        Balance       %     (Decrease)
                          ------------   -----   ------------   -----   ----------
Non-interest bearing
   Demand                 $ 17,343,816     8.9%  $ 16,564,735     8.7%      4.7%
Interest bearing
   Checking                 25,421,021    13.1     23,465,273    12.3       8.3
   Money Market             27,060,324    13.9     17,408,588     9.1      55.4
   Savings                  14,156,127     7.3     14,432,484     7.6      (1.9)
   Time, under $100,000     30,947,705    15.9     28,922,830    15.2       7.0
   Time, over $100,000      79,643,221    40.9     89,657,191    47.1     (11.2)
                          ------------   -----   ------------   -----
Total Deposits            $194,572,214   100.0%  $190,451,101   100.0%
                          ============   =====   ============   =====

8.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The March 31, 2006 and December 31, 2005 information was as follows:

                                              Repurchase   Federal Funds
                                              Agreements     Purchased
                                             -----------   -------------
Outstanding at March 31, 2006                $ 4,229,519    $         0
   Average interest rate at period end              3.00%          0.00%
   Average balance during period               4,937,765         18,333
   Average interest rate during period              2.80%          4.55%
   Maximum month end balance during period     5,170,565              0

Outstanding at December 31, 2005             $ 6,065,010    $         0
   Average interest rate at year end                2.83%          0.00%
   Average balance during year                 7,757,732      3,157,507
   Average interest rate during year                1.88%          3.42%
   Maximum month end balance during year      10,776,372     10,600,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At March 31, 2006, the Bank had assets with a market value of $10,101,360 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings are:

                       Current       March 31,   December 31,
  Maturity Date     Interest Rate      2006          2005
-----------------   -------------   ----------   ------------
March 24, 2010           5.99       $1,500,000    $1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 7.01% at March 31, 2006. The stated maturity is December 30, 2034. The securities are redeemable at par after five years, with regulatory approval, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th. The most recent distribution was paid on March 30th, 2006. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.  NOTES PAYABLE

     On December 12, 2005, the Company renewed its $5 million revolving line of credit with LaSalle Bank National Association ("LaSalle"). During the first quarter of 2006, the Company drew $200,000 which, is the total balance outstanding at March 31, 2006. The outstanding principal bears interest at a rate of 75 basis points below LaSalle's prime rate, which is currently 7.75%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment penalty. The proceeds from the $200,000 draw were essentially used for the general operating expenses of the Company.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  COMMITMENTS AND OFF-BALANCE SHEET RISK

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

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2006 and December 31, 2005 follows:

                                                March 31,    December 31,
                                                   2006          2005
                                               -----------   ------------
Unused lines of credit and letters of credit   $38,822,387    $37,923,303
Commitments to make loans                        3,629,440        271,127

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

13.  REGULATORY MATTERS

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both March 31, 2006 and December 31, 2005.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS-Continued

     Actual capital levels and minimum required levels at March 31, 2006 and December 31, 2005 for the Company and Bank were:

                                                                      Minimum Required to
                                                                      Be Well Capitalized
                                                  Minimum Required        Under Prompt
                                                    For Capital        Corrective Action
                                Actual           Adequacy Purposes         Provisions
                          -------------------   -------------------   -------------------
                             Amount     Ratio      Amount     Ratio      Amount     Ratio
                          -----------   -----   -----------   -----   -----------   -----
March 31. 2006

Total Capital (Tier 1
   and Tier 2) to
   risk weighted assets
   Consolidated           $21,882,474   10.69%  $16,375,198   8.00%   $20,468,997     N/A
   Bank                    21,967,827   10.73    16,373,939   8.00     20,467,424   10.00
Tier 1 (Core) Capital
   to risk weighted
   assets
   Consolidated            19,575,612    9.56     8,187,599   4.00     12,281,398     N/A
   Bank                    19,660,739    9.61     8,186,970   4.00     12,280,454    6.00
Tier 1 (Core) Capital
   to Average assets
   Consolidated            19,575,612    8.60     9,109,003   4.00     11,386,253     N/A
   Bank                    19,660,739    8.63     9,107,949   4.00     11,384,936    5.00

December 31. 2005

Total Capital (Tier 1
   and Tier 2) to
   risk weighted assets
   Consolidated           $21,746,410   10.73%  $16,231,964   8.00%   $20,289,955     N/A
   Bank                    21,683,639   10.70    16,230,267   8.00     20,287,834   10.00
Tier 1 (Core) Capital
   to risk weighted
   assets
   Consolidated            19,211,132    9.48     8,115,982   4.00     12,173,973     N/A
   Bank                    19,148,629    9.44     8,115,134   4.00     12,172,700    6.00
Tier 1 (Core) Capital
   to Average assets
   Consolidated            19,211,132    8.73     8,802,457   4.00     11,003,072     N/A
   Bank                    19,148,629    8.70     8,801,143   4.00     11,001,429    5.00

     At both period ends the capital levels of the Company on a consolidated basis included $4.5 million of the subordinated debentures. Federal Reserve guidelines limit the amount of trust preferred securities that can be included in tier one capital of the Company to 25% of total tier one capital. At both December 31, 2005 and March 31, 2006, the entire $4.5 million was included as tier one.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, Community Shores Financial Services and the Bank and the Bank's subsidiary, the Mortgage Company, through March 31, 2006 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2006 to that at December 31, 2005. The part labeled Results of Operations discusses the three month period ended March 31, 2006 as compared to the same period of 2005. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

This discussion and analysis and other sections of this 10-QSB contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital when desired to support future growth; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

FINANCIAL CONDITION

Total assets increased by $2.9 million to $225.1 million at March 31, 2006 from $222.2 million at December 31, 2005. This is a 1.3% increase in assets during the first three months of 2006. Asset growth was funded by deposit growth and consisted of increases in federal funds sold and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents increased by $2.9 million to $7.5 million at March 31, 2006 from $4.6 million at December 31, 2005. This increase was reflective of increases in federal funds sales being offset by decreases to the total balances held with correspondent banks between the above two periods.

Loans held for sale were $241,000 at the end of the 2006's first quarter. There were no loans held for sale at year-end 2005. The loans that make up this balance are residential mortgages that the Mortgage Company has agreed to sell to a third party.

Total loans (held for investment) decreased $970,000 and were $191.7 million at March 31, 2006 down from $192.6 million at December 31, 2005. The decrease is evidenced by $3.7 million growth in the commercial real estate portfolio, which was offset by a decline of $4.7 million in the commercial and consumer loan portfolios. In January 2006, two large commercial loans paid off. The total principal related to these payoffs was $3.4 million. The largest of the two notes was short term and the payoff was anticipated.

Presently, the commercial and commercial real estate categories of loans comprise 80% of the Bank's total loan portfolio, the same as year-end 2005. There are eight experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Management remains optimistic about future opportunities in the market partially due to the current branch expansion initiative. The net decline in the loan portfolio during the first three months of 2006 is not believed to be indicative of future performance.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at March 31, 2006 have been included below:

                                     Within       Three to       One to         After
                                     Three         Twelve         Five           Five
                                     Months        Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $23,460,181   $25,021,289   $ 31,498,727   $ 1,725,745   $ 81,705,942
Real estate:
   Commercial                       7,567,335    10,853,882     53,582,971       185,480     72,189,668
   Residential                         58,183       198,761      1,224,023     7,626,936      9,107,903
   Construction                       317,110     1,559,209              0             0      1,876,319
Consumer                              969,616     4,274,759     18,972,373     2,577,968     26,794,716
                                  -----------   -----------   ------------   -----------   ------------
                                  $32,372,425   $41,907,900   $105,278,094   $12,116,129   $191,674,548
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates              $ 3,369,775   $ 6,353,726   $ 74,040,117   $ 6,180,376   $ 89,943,994
Loans at variable rates            29,002,650    35,554,174     31,237,977     5,935,753    101,730,554
                                  -----------   -----------   ------------   -----------   ------------
                                  $32,372,425   $41,907,900   $105,278,094   $12,116,129   $191,674,548
                                  ===========   ===========   ============   ===========   ============

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At March 31, 2006, there were 47% of the loan balances carrying a fixed rate and 53% a floating rate and only 6% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At March 31, 2006, the allowance totaled $2.3 million or approximately 1.20% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at March 31, 2006 was as follows:

                                                 March 31, 2006             December 31, 2005
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
                                            Amount     Loan category     Amount     Loan category
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,111,468        48.2%      $1,460,911        55.9%
Real estate:
   Commercial                                827,577        35.9          777,331        29.8
   Residential                                45,540         2.0           46,830         1.8
   Construction                               21,578         0.9           18,820         0.7
Consumer                                     300,924        13.0          308,689        11.8
Unallocated                                        0         0.0                0         0.0
                                          ----------       -----       ----------       -----
Total                                     $2,307,087       100.0%      $2,612,581       100.0%
                                          ==========       =====       ==========       =====

There were charge-offs totaling $405,000 in the first quarter of 2006. A majority of this balance was included in the allowance for loan losses at year-end 2005. As a result of this activity, the ratio of allowance for loan losses to total loans declined to 1.20% from a level of 1.36% at December 31, 2005. Management monitors the allocation on a monthly basis and makes adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. An additional $78,000 was added to the allowance during the first quarter of 2006.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2006 compared to those at year-end 2005 and the corresponding change related to those two periods.

                       March 31,   December 31,     Increase
                         2006          2005        (Decrease)
                      ----------   ------------   -----------
Loans Past Due:
30-59 days            $  610,000    $2,423,000    ($1,813,000)
60-89 days               549,000       159,000        390,000
90 days and greater      381,000       379,000          2,000
Non accrual notes      1,198,000       749,000        449,000

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Since year-end 2005, overall past due and non-accrual loans have decreased by $972,000. A majority of the decrease occurred in the 30-59 day category. The elevated sum of loans in this past due category at year-end was caused by a multiplicity of minor factors. Most of the improvement shown above had taken place by January 31, 2006.

Contrary to the decline in the 30-59 day past due category, loans past due 60-89 days increased between the two period ends. At March 31, 2006, 51% of the total balance past due in this category was related to one commercial credit. This customer was not past due at year-end 2005. The customer is involved in the farming industry, which is highly seasonal and generally slow during the winter months. At this time, there are no losses expected as a result of this relationship and it is anticipated that the loans will be paid current in the near future.

Non-accrual loans increased $449,000 since December 31, 2005. One commercial relationship is mostly responsible for the increase. The loans in the relationship were placed on non-accrual in March of this year when management determined that the collateral supporting the borrowings was not as valuable as the original assessment. The current allocated reserve for these impaired credits is considered adequate based on the most recent assessment.

Although the collection process is believed to be sound, there was still the need to charge-off loans. There were net charge-offs of $384,000 recorded for the first three months of 2006. An increase of $326,000 over net charge-offs of $58,000 recorded for the similar period in 2005. The ratio of net charge-offs to average loans increased to a level of .81% for the first quarter of 2006 from 0.13% for the first quarter of 2005. Approximately 78% of the balances charged off were non-accrual loans that had specific allocations in the allowance for loan losses. Although the ratio is the highest in the Bank's history, a significant portion (62%) of the recorded charge-offs in the first quarter were related to the impaired commercial relationship mentioned above.

Deposit balances were $194.6 million at March 31, 2006 up from $190.5 million at December 31, 2005. Total deposit growth since year-end was $4.1 million or 2%. The net change in deposits is not as significant as some of the recorded changes in various individual interest-bearing deposit categories. Interest bearing checking accounts and money market accounts grew $11.6 million. Growth is mainly due to several of the Bank's large public fund customers increasing their holdings since year-end. A majority of the deposits are short term and are expected to be used to fund commitments outside of the Bank in the second quarter of 2006.

Time deposits under $100,000 rose $2.0 million since year-end 2005. This achievement is the result of consistently advertised rate specials conducted locally in the newspaper and in the branches.

Time deposits over $100,000 decreased by $10.0 million during the first quarter of 2006. Both local and brokered deposits are included in this category. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. No brokered deposits were obtained during the first quarter however there were significant brokered deposit maturities. The net decrease in brokered deposits since year-end was $15.0 million. The concentration of brokered deposits to total deposits was reduced to 26% at March 31, 2006 from 35% at December 31, 2005. The Bank may need to

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

solicit brokered funds in the second quarter to attain the liquidity necessary for the upcoming public fund withdrawals as well as anticipated loan fundings.

Repurchase agreements and federal funds purchased decreased $1.8 million (30%) from January 1, 2006 through March 31, 2006. No federal funds were purchased at either period end. The majority of the decline in repurchase agreements is the effect of existing customers decreasing their invested balances from those held at year-end 2005.

The Bank had Federal Home Loan Bank ("FHLB") advances outstanding, totaling $6,000,000, at both March 31, 2006 and December 31, 2005. The balance consists of three separate notes, which are all putable advances. All three instruments currently have rates ranging from 5.10% to 5.99%. All three notes are eligible to convert to a floating rate index at the option of the FHLB (put option). The option is contractually available to the FHLB once each quarter. If the option is exercised, the advance will convert to a floating rate based on a spread to LIBOR. In the event that the FHLB exercises its option and the note is converted, the Bank has the opportunity to repay the advance at that time with no pre-payment penalty. As borrowing rates continue to climb, it is a possibility that the FHLB could exercise the put. The applicable LIBOR rates are monitored every quarter by management to assess the likelihood of the FHLB converting any of the three notes. The scheduled maturities, if the notes are not paid prior to that, are all in 2010.

At both March 31, 2006 and December 31, 2005, the Company had $4.5 million of subordinated debentures outstanding resulting from a pooled trust preferred offering on December 17, 2004.

In the first quarter of 2006, the Company drew $200,000 on its revolving note with LaSalle Bank National Association. The draw was used for general operating expenses of the Company. Future draws are expected for similar reasons as well as for the purpose of contributing capital to the Bank to maintain a regulatory well-capitalized status.

The shareholders' equity totaled $14.8 million and $14.5 million at March 31, 2006 and December 31, 2005 respectively. The earnings recorded in the quarter were partially offset by declines in accumulated other comprehensive income (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first quarter of 2006 was $364,000, essentially the same as the $362,000 recorded for the same period in 2005. The corresponding basic and diluted earnings per share for both quarters were $0.25.

For the first three months of 2006, the annualized return on the Company's average total assets was 0.64%, which is down slightly from 0.72% for the first three months of 2005. The Company's annualized return on average equity was 9.89% for the first quarter of 2006 and 10.71% for the first quarter of 2005. The ratio of average equity to average assets was 6.46% for the period ended March 31 2006 and 6.69% at the same period end in 2005.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

One important difference between the operating results of first quarter 2005 and 2006 is the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                      Three months ended March 31:
                                            -------------------------------------------------------------------------------
                                                             2006                                     2005
                                            --------------------------------------   --------------------------------------
                                               Average                    Average       Average                    Average
                                               Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                            ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks           $  9,116,128   $  100,982       4.43%    $  1,721,299   $   10,476       2.43%
   Securities (including FHLB stock)(1)       19,582,838      208,107       4.25       17,500,210      168,636       3.85
   Loans (2)                                 189,698,326    3,528,551       7.44      176,578,069    2,822,341       6.39
                                            ------------   ----------     ------     ------------   ----------     ------
                                             218,397,292    3,837,640       7.03      195,799,578    3,001,453       6.13
   Other assets                                9,327,776                                6,340,169
                                            ------------                             ------------
                                            $227,725,068                             $202,139,747
                                            ============                             ============

Liabilities and Shareholders' Equity
   Interest bearing deposits                $180,028,943   $1,538,972       3.42     $149,826,481   $  856,329       2.29
   Federal funds purchased and
      repurchase agreements                    4,956,098       34,766       2.81       13,217,121       56,549       1.71
   Note Payable and Federal Home
      Loan Bank Advances                      10,568,889      161,323       6.11       10,500,000      137,751       5.25
                                            ------------   ----------     ------     ------------   ----------     ------
                                             195,553,930    1,735,061       3.55      173,543,602    1,050,629       2.42
                                                           ----------                               ----------
   Non-interest bearing deposits              17,144,118                               14,554,299
   Other liabilities                             311,044                                  515,625
   Shareholders' Equity                       14,715,976                               13,526,221
                                            ------------                             ------------
                                            $227,725,068                             $202,139,747
                                            ============                             ============
Net interest income (tax equivalent
   basis)                                                   2,102,579                                1,950,824
Net interest spread on earning assets
   (tax equivalent basis)                                                   3.48%                                    3.71%
                                                                          ======                                   ======
Net interest margin on earning assets
   (tax equivalent basis)                                                   3.85%                                    3.99%
                                                                          ======                                   ======
Average interest-earning assets to Average
   interest-bearing liabilities                                           111.68%                                  112.82%
                                                                          ======                                   ======
Tax equivalent adjustment                                      27,791                                    6,299
                                                           ----------                               ----------
Net interest income                                        $2,074,788                               $1,944,525
                                                           ==========                               ==========

The tax equivalent net interest spread on average earning assets decreased 23 basis points to 3.48% since March 31, 2005. The tax equivalent net interest margin decreased by 14 basis points from 3.99% at March 31, 2005 to 3.85% at March 31, 2006. First quarter 2006's tax equivalent net interest income was $2.1 million compared to a figure of $1.9 million for the same three months in 2005. Although the Company reported more total net interest income there was net interest margin compression between the two periods. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

as much as the increases experienced on the deposit side from a rate and outstanding balance perspective.

The average rate earned on interest earning assets was 7.03% for the three months ended March 31, 2006 compared to 6.13% for the same period in 2005, a 90 basis point increase. The main contributing factor was a 105 basis point increase in the yield on loans, the Bank's largest earning asset category. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. At March 31, 2006, 53% of the Bank's loan portfolio was variable compared to 61% at March 31, 2005. A lower concentration level of variable rate loans mean that less loans on the books were able to take advantage of the 199 basis point increase in the internal prime lending rate between the two periods.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 113 basis points for the first three months of 2006 compared to the first three months of 2005. During 2005, there was a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. Currently deposit rates are rising at a faster pace than lending rates. It is management's belief that once increases to the prime lending rate stabilize, deposit rates will continue to rise for a period of time potentially causing further compression to the Company's net interest margin.

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

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at March 31, 2006 were:

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                           Interest Rate Sensitivity Period
                                        ----------------------------------------------------------------------
                                           Within        Three to        One to        After
                                            Three         Twelve          Five         Five
                                           Months         Months         Years         Years          Total
                                        ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $     76,405   $          0   $         0   $         0   $     76,405
   Federal funds sold                      3,900,000              0             0             0      3,900,000
   Securities (including FHLB stock)       1,897,774      4,420,348     6,905,259     6,189,622     19,413,003
   Loan held for sale                        241,000              0             0             0        241,000
   Loans                                 105,257,906     13,185,060    68,825,031     4,406,551    191,674,548
                                        ------------   ------------   -----------   -----------   ------------
                                         111,373,085     17,605,408    75,730,290    10,596,173    215,304,956

Interest-bearing liabilities
   Savings and checking                   66,637,472              0             0             0     66,637,472
   Time deposits <$100,000                 5,215,297     17,844,117     7,888,291             0     30,947,705
   Time deposits >$100,000                10,810,184     40,123,603    28,507,056       202,378     79,643,221
   Repurchase agreements and
      Federal funds purchased              4,229,519              0             0             0      4,229,519
   Notes payable and Federal Home
      Loan bank advances                  10,700,000              0             0             0     10,700,000
                                        ------------   ------------   -----------   -----------   ------------
                                          97,592,472     57,967,720    36,395,347       202,378    192,157,917
Net asset (liability) repricing gap     $ 13,780,613   $(40,362,312)  $39,334,943   $10,393,795   $ 23,147,039
                                        ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $ 13,780,613   $(26,581,699)  $12,753,244   $23,147,039
                                        ============   ============   ===========   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's March 31, 2006 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced significant increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

The provision for loan losses for the first three months of 2006 was $78,000 compared to a figure of $117,000 for the same period in 2005. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first quarter totaled $320,000 and represented a 9% increase compared to last year's first quarter. Service charge income was $30,000 higher between 2006's first three months and the similar period in 2005. Substantially all of the increase was related to additional non-sufficient funds charges related to the Overdraft Privilege program.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Non-interest expenses for the first three months of 2006 increased 14% over the same three-month period in 2005. The figure for 2006 was $1.8 million compared to a total of $1.6 million for 2005. Most categories increased by a modest amount and occurred as a result of the general growth of the Bank. The most notable expense changes were in personnel and other expenses.

Increased personnel expenses represented 64% of the rise in non-interest expenses. The expenses totaled $991,000 in the first quarter of 2006 compared to $847,000 in the first quarter of 2005. The Bank employed an additional 7 full-time equivalent staff members between the two periods.

Other non-interest expenses increased $57,000 between 2005's first quarter and that of 2006. Loan collection and repossession expenses increased $19,000 between the two period ends and there were fees of $17,000 paid to a third party vendor. The vendor that assisted with the implementation of the Bank's Overdraft Privilege program is contractually entitled to a percentage of the revenue earned during the first two years after execution. There were no fees paid in the first quarter of 2005. The fees will continue through the first half of 2007 and are likely to increase if the revenue escalates.

The $30,000 decrease in federal tax expense is related to differences in tax free municipal bond holdings between the two period ends. The effective tax rate for the first quarter of 2006 was 31% and in 2005 it was 35%.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2006. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries may be involved in various legal proceedings that are incidental to their business. In the opinion of management, the Company and its subsidiaries are not a party to any current legal proceedings that are material to their financial condition, either individually or in the aggregate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

    10.1      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's April 18, 2006 Form 8-K (SEC file no. 000-51166).

    31.1      Rule 13a-14(a) Certification of the principal executive officer.

    31.2      Rule 13a-14(a) Certification of the principal financial officer.

    32.1      Section 1350 Chief Executive Officer Certification.

    32.2      Section 1350 Chief Financial Officer Certification.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

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

    10.1      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's April 18, 2006 Form 8-K (SEC file no. 000-51166).

    31.1      Rule 13a-14(a) Certification of the principal executive officer.

    31.2      Rule 13a-14(a) Certification of the principal financial officer.

    32.1      Section 1350 Chief Executive Officer Certification.

    32.2      Section 1350 Chief Financial Officer Certification.