Form 10QSB
period 2006-06-30
COMMUNITY SHORES BANK CORP
filed 2006-08-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

At July 31, 2006, 1,436,800 shares of Common Stock of the issuer were outstanding.

Indicate by check mark whether the registrant is a shell company as defined by Rule 12-b2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements.................................      1

         Item 2. Management's Discussion and Analysis.................     16

         Item 3. Controls and Procedures..............................     26

PART II. Other Information

         Item 1. Legal Proceedings....................................     26

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds.............................................     26

         Item 3. Defaults upon Senior Securities......................     26

         Item 4. Submission of Matters to a Vote of Security Holders..     26

         Item 5. Other Information....................................     27

         Item 6. Exhibits.............................................     27

         Signatures...................................................     29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       June 30,     December 31,
                                                                         2006           2005
                                                                     ------------   ------------
                                                                      (unaudited)
ASSETS
Cash and due from financial institutions                             $  6,592,357   $  4,361,277
Interest-bearing deposits in other financial institutions                 288,517         90,182
Federal funds sold                                                      5,350,000        200,000
                                                                     ------------   ------------
   Cash and cash equivalents                                           12,230,874      4,651,459

Securities
   Available for sale (at fair value)                                  13,043,976     13,983,933
   Held to maturity (fair value of $5,130,865 at June 30, 2006 and
      $4,822,327 at December 31, 2005)                                  5,264,370      4,918,499
                                                                     ------------   ------------
      Total securities                                                 18,308,346     18,902,432

Loans                                                                 199,074,571    192,644,742
Less: Allowance for loan losses                                         2,436,765      2,612,581
                                                                     ------------   ------------
   Net loans                                                          196,637,806    190,032,161

Federal Home Loan Bank stock                                              425,000        425,000
Premises and equipment, net                                             6,767,643      5,922,886
Accrued interest receivable                                             1,002,209        994,219
Other assets                                                            1,304,890      1,238,194
                                                                     ------------   ------------
      Total assets                                                   $236,676,768   $222,166,351
                                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                              $ 18,439,578   $ 16,564,735
   Interest bearing                                                   186,735,865    173,886,366
                                                                     ------------   ------------
      Total deposits                                                  205,175,443    190,451,101

Federal funds purchased and repurchase agreements                       4,902,409      6,065,010
Federal Home Loan Bank advances                                         6,000,000      6,000,000
Subordinated debentures                                                 4,500,000      4,500,000
Notes Payable                                                             400,000              0
Accrued expenses and other liabilities                                    601,466        650,329
                                                                     ------------   ------------
      Total liabilities                                               221,579,318    207,666,440

Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                                            0              0
   Common stock, no par value; 9,000,000 shares authorized; June
      30, 2006 and December 31, 2005 1,436,800 shares issued           12,999,998     12,998,670
   Retained Earnings                                                    2,418,046      1,712,462
   Accumulated other comprehensive loss                                  (320,594)      (211,221)
                                                                     ------------   ------------
   Total shareholders' equity                                          15,097,450     14,499,911
                                                                     ------------   ------------
   Total liabilities and shareholders' equity                        $236,676,768   $222,166,351
                                                                     ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months    Three Months     Six Months      Six Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                       -------------   -------------   -------------   -------------
Interest and dividend income
   Loans, including fees                                 $3,841,279     $3,098,902      $7,369,830      $5,921,243
   Securities and FHLB dividends                            179,724        172,933         360,040         330,717
   Federal funds sold and other income                       18,757          2,243         119,739          17,272
                                                         ----------     ----------      ----------      ----------
      Total interest income                               4,039,760      3,274,078       7,849,609       6,269,232
Interest expense
   Deposits                                               1,678,261      1,055,047       3,217,233       1,911,376
   Repurchase agreements, federal funds purchased,
      and other debt                                         75,917         71,904         110,683         128,453
   Federal Home Loan Bank advances and notes payable        172,417        145,357         333,740         283,108
                                                         ----------     ----------      ----------      ----------
      Total interest expense                              1,926,595      1,272,308       3,661,656       2,322,937
                                                         ----------     ----------      ----------      ----------
NET INTEREST INCOME                                       2,113,165      2,001,770       4,187,953       3,946,295
Provision for loan losses                                   223,599        130,335         301,752         247,757
                                                         ----------     ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,889,566      1,871,435       3,886,201       3,698,538
Noninterest income
   Service charges on deposit accounts                      256,176        225,667         494,289         433,503
   Mortgage loan referral fees                                1,437              0           1,437           2,120
   Net gain on sale of loans                                 11,668          2,724          16,403          16,435
   Net loss on disposition of equipment                           0           (347)           (124)           (347)
   Other                                                     86,636         82,244         164,235         153,216
                                                         ----------     ----------      ----------      ----------
      Total noninterest income                              355,917        310,288         676,240         604,927
Noninterest expense
   Salaries and employee benefits                           947,030        902,709       1,938,076       1,749,499
   Occupancy                                                 87,776         72,122         175,074         148,398
   Furniture and equipment                                  101,737         95,533         198,254         179,200
   Advertising                                               40,935         40,320          83,792          86,427
   Data processing                                          102,514         91,178         196,278         178,738
   Professional services                                    130,519        133,327         257,791         265,309
   Other                                                    344,119        332,799         697,289         628,645
                                                         ----------     ----------      ----------      ----------
      Total noninterest expense                           1,754,630      1,667,988       3,546,554       3,236,216
                                                         ----------     ----------      ----------      ----------
INCOME BEFORE FEDERAL INCOME TAXES                          490,853        513,735       1,015,887       1,067,249
Federal income tax expense                                  148,859        171,222         310,303         362,597
                                                         ----------     ----------      ----------      ----------
NET INCOME                                               $  341,994     $  342,513      $  705,584      $  704,652
                                                         ==========     ==========      ==========      ==========
Comprehensive income                                     $  305,259     $  416,458      $  596,211      $  628,687
                                                         ==========     ==========      ==========      ==========
Weighted average shares outstanding                       1,436,800      1,432,800       1,436,800       1,432,057
                                                         ==========     ==========      ==========      ==========
Diluted average shares outstanding                        1,461,201      1,462,813       1,468,181       1,461,141
                                                         ==========     ==========      ==========      ==========
Basic earnings per share                                 $     0.24     $     0.24      $     0.49      $     0.49
                                                         ==========     ==========      ==========      ==========
Diluted earnings per share                               $     0.23     $     0.23      $     0.48      $     0.48
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

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Accumulated
                                                                               Other           Total
                                                   Common      Retained    Comprehensive   Shareholders'
                                      Shares       Stock       Earnings    Income (Loss)       Equity
                                    ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2005          1,430,000   $12,922,314   $  499,783     $ (22,763)     $13,399,334
Proceeds from the exercise of
  stock options                         2,800        28,684                                      28,684
Comprehensive income:
  Net Income                                                     704,652                        704,652
  Unrealized loss on securities
     available-for-sale, net                                                   (75,965)         (75,965)
                                                                                            -----------
     Total comprehensive income                                                                 628,687
                                    ---------   -----------   ----------     ---------      -----------
BALANCE, JUNE 30, 2005              1,432,800   $12,950,998   $1,204,433     $ (98,728)     $14,056,705
                                    =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2006          1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911
Stock option compensation expense                     1,328                                       1,328
Comprehensive income:
  Net income                                                     705,584                        705,584
  Unrealized loss on securities
     available-for-sale, net                                                  (109,373)        (109,373)
                                                                                            -----------
     Total comprehensive income                                                                 596,211
                                    ---------   -----------   ----------     ---------      -----------
BALANCE AT JUNE 30, 2006            1,436,800   $12,999,998   $2,418,046     $(320,594)     $15,097,450
                                    =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                            Six Months      Six Months
                                                              Ended           Ended
                                                          June 30, 2006   June 30, 2005
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                              $   705,584    $    704,652
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                301,752         247,757
      Depreciation and amortization                            143,276         144,836
      Net amortization of securities                            15,037          16,175
      Net realized gain on sale of loans                       (16,403)        (16,435)
      Net realized loss on disposition of equipment                124             347
      Stock option compensation expense                          1,328               0
      Loans originated for sale                             (1,123,700)     (2,261,150)
      Proceeds from loan sales                               1,140,103       2,147,585
      Net change in:
         Accrued interest receivable and other assets          (18,342)            716
         Accrued interest payable and other liabilities        (48,863)         65,466
                                                           -----------    ------------
            Net cash from operating activities               1,099,896       1,049,949
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Maturities, prepayments and calls                        765,594       1,126,981
   Activity in held-to-maturity securities
      Maturities                                               185,000         105,000
      Purchases                                               (537,262)     (3,066,422)
   Loan originations and payments, net                      (6,907,397)    (15,407,946)
   Additions to premises and equipment                        (988,157)     (1,163,964)
                                                           -----------    ------------
         Net cash used in investing activities              (7,482,222)    (18,406,351)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                   14,724,342      32,730,933
   Net change in federal funds purchased and
      repurchase agreements                                 (1,162,601)     (4,205,647)
   Draws on note payable                                       400,000               0
   Net proceeds from the exercise of stock options                   0          28,684
                                                           -----------    ------------
      Net cash from financing activities                    13,961,741      28,553,970
                                                           -----------    ------------
Net change in cash and cash equivalents                      7,579,415      11,197,568
Beginning cash and cash equivalents                          4,651,459       2,375,615
                                                           -----------    ------------
ENDING CASH AND CASH EQUIVALENTS                           $12,230,874    $ 13,573,183
                                                           ===========    ============
Supplemental cash flow information:
   Cash paid during the period for Interest                $ 3,674,224    $  2,243,484
   Cash paid for federal income tax                        $   250,000    $    380,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2006 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2005. Some items in the prior year financial statements were reclassified to conform to the current presentation.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

2.   STOCK COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Accounting for Stock-Based Compensation ("123(R)"), and has included the stock-based employee compensation expense in its income statement for the six months ended June 30, 2006. Prior periods have not been restated.

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

Qualification as incentive plan                   Yes                                   No

Option Price                      Not less than fair market value on    Not less than fair market value on
                                           the date of grant                     the date of grant

Vesting period                    25% immediately and 25% on the next                Immediate
                                  three anniversaries (as determined
                                      by the Board of Directors)

Expiration                          Up to 10 years from grant date        Up to 10 years from grant date

     On December 12, 2005, the Director Stock Option Committee of the Board of Directors granted options for 2,000 shares to each of the nine non-employee directors on the Company's Board. Each option has an exercise price of $14.54 per share, which was the fair market value of the Company's common stock as of the grant date. There are options for 2,000 shares left to be granted.

     As of June 30, 2006, no awards have been issued under the 2005 Employee Plan. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares.

     Activity in issued but unvested options during the quarter was as follows:

                                                    Weighted Avg
                                           Shares       Price
                                           ------   ------------
Issued and unvested as of March 31, 2006     140       $10.28
Shares vested during the period             (140)       10.28
                                            ----       ------
Issued and unvested as of June 30, 2006        0         0.00

     The fair value of the options vested during the second quarter of 2006 was $664.

     Activity in issued but unvested options year to date was as follows:

                                                       Weighted Avg
                                              Shares       Price
                                              ------   ------------
Issued and unvested as of December 31, 2005     281       $10.28
Shares vested during the period                (281)       10.28
                                               ----       ------
Issued and unvested as of June 30, 2006           0         0.00

     The fair value of options vested in the first six months of 2006 was $1,328.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

     The fair value was computed using the following assumptions, which were determined as of the grant date:

                                   2003
                                  ------
Risk-free interest rate             3.61%
Expected option life               7 yrs
Expected stock price volatility    36.22%
Dividend yield                      0.00%
Computed fair value per share     $ 4.72

     Compensation costs for all option plans were as follows:

                                          Three months      Six months
                                         ended June 30,   ended June 30,
                                         --------------   --------------
                                           2006   2005      2006    2005
                                           ----   ----     ------   ----
Compensation cost recognized in income     $664    $0      $1,328    $0
Related tax benefit recognized                0     0           0     0

     As of June 30, 2006, all awarded options are vested.

     Below is the activity under all plans for the three and six month periods ended June 30, 2006:

                                           Three months ended June 30, 2006
                                               Total options outstanding
                                           --------------------------------
                                                      Wtd Avg     Wtd Avg
                                             Shares    Price    Fair Value
                                            -------   -------   ----------
Options outstanding, beginning of period    155,775    $10.55      $3.65
Forfeited                                         0         0
Exercised                                         0         0
Granted                                           0         0
                                            -------    ------      -----
Options outstanding, end of period          155,775    $10.55      $3.65
Options exercisable, end of period          155,775    $10.55      $3.65

                                           Six months ended June 30, 2006
                                              Total options outstanding
                                           ------------------------------
                                                     Wtd Avg     Wtd Avg
                                            Shares    Price    Fair Value
                                           -------   -------   ----------
Options outstanding, beginning of period   155,775    $10.55      $3.65
Forfeited                                        0         0
Exercised                                        0         0
Granted                                          0         0
                                           -------    ------      -----
Options outstanding, end of period         155,775    $10.55      $3.65
Options exercisable, end of period         155,775    $10.55      $3.65

     The intrinsic value of options outstanding and options exercisable at June 30, 2006 was $302,204.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

     The following table illustrates the effect on net income and earnings per share for 2005 if expense had been measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The 2006 results are already inclusive of FASB Statement No. 123.

                                                    Three months ended     Six months ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
                                                     2006       2005       2006       2005
                                                   --------   --------   --------   --------
Net income as reported                             $360,326   $342,513   $723,916   $704,652
   Less: Value determined under fair value based
      method (net of taxes)                             664      2,311      1,328      4,622
   Amount expensed in the period (net of taxes)        (664)         0     (1,328)         0
                                                   --------   --------   --------   --------
Pro forma net income                               $360,326   $340,202   $723,916   $700,030
                                                   ========   ========   ========   ========
Basic earnings per share as reported               $   0.25   $   0.24   $   0.50   $   0.49
      Pro forma basic earnings per share           $   0.25   $   0.24   $   0.50   $   0.49
Diluted earnings per share as reported             $   0.24   $   0.23   $   0.49   $   0.48
      Pro forma diluted earnings per share         $   0.24   $   0.23   $   0.49   $   0.48

3.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at June 30, 2006 and at December 31, 2005:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
                                         Cost         Gains       Losses        Value        %
                                      ----------   ----------   ----------   -----------   ----
June 30, 2006
Available for sale:
   US Government and federal agency                  $    0      $(170,527)  $ 5,354,365   29.2
   Municipal securities                               3,763         (7,736)      703,205    3.8
   Mortgage-backed securities                         1,717       (312,966)    6,986,406   38.2
                                                     ------      ---------   -----------   ----
                                                     $5,480      $(491,229)  $13,043,976   71.2
Held to maturity:
   Municipal securities               $5,264,370     $    0      $(133,505)  $ 5,130,865   28.8

                                                      Gross        Gross
                                      Amortized    Unrealized   Unrealized       Fair
                                         Cost         Gains       Losses        Value        %
                                      ----------   ----------   ----------   -----------   ----
December 31, 2005
Available for sale:
   US Government and federal agency                  $     0    $(166,450)   $ 5,360,898   28.4
   Municipal securities                                6,009       (7,928)       706,641    3.7
   Mortgage-backed securities                          5,953     (157,616)     7,916,394   41.9
                                                     -------    ---------    -----------   ----
                                                      11,962     (331,994)    13,983,933   74.0
Held to maturity:
   Municipal securities               $4,918,499       2,327      (98,499)     4,822,327   26.0

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SECURITIES (Continued)

     Below is the schedule of maturities for investments held at June 30, 2006:

                                                       Held to Maturity
                              Available for Sale   -----------------------
                                     Fair           Amortized      Fair
                                     Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $ 3,822,184      $        0   $        0
Due from one to five years          2,116,657         930,347      919,154
Due in more than five years           118,728       4,334,023    4,211,711
Mortgage-backed                     6,986,407               0            0
                                  -----------      ----------   ----------
                                  $13,043,976      $5,264,370   $5,130,865
                                  ===========      ==========   ==========

4.   LOANS

     Loans increased $6,470,418 since December 31, 2005. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2005 to June 30, 2006 were as follows:

                                      June 30, 2006        December 31, 2005      Percent
                                  --------------------   --------------------    Increase/
                                     Balance       %        Balance       %     (Decrease)
                                  ------------   -----   ------------   -----   ----------
Commercial                        $ 85,147,673    42.8%  $ 85,883,914    44.6%     (0.9)%
Real Estate:
   Commercial                       75,808,236    38.0     68,445,169    35.5      10.8
   Residential                       9,644,736     4.8      9,366,098     4.9       3.0
   Construction                      1,429,452     0.7      1,636,526     0.8     (12.7)
Consumer                            27,217,755    13.7     27,445,727    14.2      (0.8)
                                  ------------   -----   ------------   -----
                                   199,247,852   100.0    192,777,434   100.0
                                  ------------   =====   ------------   =====
Less: allowance for loan losses     (2,436,765)            (2,612,581)
                                  ------------           ------------
   Net deferred loan fees             (173,281)              (132,692)
                                  ============           ============
                                  $196,637,806           $190,032,161
                                  ============           ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2006 and 2005:

                              Three Months   Three Months   Six Months   Six Months
                                  Ended          Ended         Ended        Ended
                                06/30/06       06/30/05      06/30/06     06/30/05
                              ------------   ------------   ----------   ----------
Beginning Balance              $2,307,087     $2,098,165    $2,612,581   $2,039,198
Charge-offs
   Commercial                     (45,705)       (23,670)     (380,607)     (63,550)
   Real estate-commercial              --             --            --           --
   Real estate-residential             --             --            --           --
   Real estate-construction            --             --            --           --
   Consumer                       (74,099)       (55,751)     (144,380)     (96,697)
                               ----------     ----------    ----------   ----------
Total Charge-offs                (119,804)       (79,421)     (524,987)    (160,247)
Recoveries
   Commercial                       1,872             --         7,920           --
   Real estate-commercial              --             --            --           --
   Real estate-residential             --             --            --           --
   Real estate-construction            --             --            --           --
   Consumer                        24,011          5,440        39,499       27,811
                               ----------     ----------    ----------   ----------
Total Recoveries                   25,883          5,440        47,419       27,811
Provision for loan losses         223,599        130,335       301,752      247,757
                               ----------     ----------    ----------   ----------
Ending Balance                 $2,436,765     $2,154,519    $2,436,765   $2,154,519
                               ==========     ==========    ==========   ==========

     Impaired loans were as follows:

                                                                  Six Months   Six Months
                                                                     Ended        Ended
                                                                   06/30/06     06/30/05
                                                                  ----------   ----------
End of period loans with no allocated allowance for loan losses   $       --    $     --
End of period loans with allocated allowance for loan losses       1,144,835     868,252
                                                                  ----------    --------
   Total impaired loans                                           $1,144,835    $868,252
                                                                  ==========    ========
Amount of the allowance for loan losses allocated                 $  226,717    $187,813
Average of impaired loans during the period                       $1,743,758    $945,560
Interest income recognized during impairment                          26,254      18,858
Cash-basis interest income recognized                                 28,250      20,120

     Non-performing loans were as follows:

                                               06/30/06   06/30/05
                                               --------   --------
Loans past due over 90 days still on accrual   $492,313   $276,310
Non-accrual loans                               935,393    757,561

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                     June 30,    December 31,
                                       2006          2005
                                    ----------   ------------
Land & land improvements            $3,744,028   $3,744,028
Buildings & building improvements    1,689,664    1,689,664
Furniture, fixtures and equipment    2,032,418    2,245,604
Construction in Process              1,182,303      273,738
                                    ----------   ----------
                                     8,648,413    7,953,034
Less: accumulated depreciation       1,880,770    2,030,148
                                    ----------   ----------
                                    $6,767,643   $5,922,886
                                    ==========   ==========

7.   DEPOSITS

     Deposit balances increased $14,724,342 since December 31, 2005. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2005 through June 30, 2006 were as follows:

                              June 30, 2006        December 31, 2005      Percent
                          --------------------   --------------------    Increase/
                             Balance       %        Balance       %     (Decrease)
                          ------------   -----   ------------   -----   ----------
Non-interest bearing
   Demand                 $ 18,439,578     9.0%  $ 16,564,735     8.7%     11.3%
Interest bearing
   Checking                 31,397,207    15.3     23,465,273    12.3      33.8
   Money Market             18,985,179     9.3     17,408,588     9.1       9.1
   Savings                  14,386,923     7.0     14,432,484     7.6      (0.3)
   Time, under $100,000     33,233,874    16.2     28,922,830    15.2      14.9
   Time, over $100,000      88,732,682    43.2     89,657,191    47.1      (1.0)
                          ------------   -----   ------------   -----
Total Deposits            $205,175,443   100.0%  $190,451,101   100.0%
                          ============   =====   ============   =====

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SHORT-TERM BORROWINGS

     At both June 30, 2006 and December 31, 2005, the Company's short-term borrowings were made up of repurchase agreements only. Since year-end 2005, repurchase agreements decreased $1,162,601. The June 30, 2006 and December 31, 2005 information was as follows:

                                              Repurchase   Federal Funds
                                              Agreements     Purchased
                                             -----------   -------------
Outstanding at June 30, 2006                 $ 4,902,409    $         0
   Average interest rate at period end              3.31%          0.00%
   Average balance during period               4,964,041      1,433,149
   Average interest rate during period              2.95%          5.24%
   Maximum month end balance during period     5,205,503      6,700,000
Outstanding at December 31, 2005             $ 6,065,010    $         0
   Average interest rate at year end                2.83%          0.00%
   Average balance during year                 7,757,732      3,157,507
   Average interest rate during year                1.88%          3.42%
   Maximum month end balance during year      10,776,372     10,600,000

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings, the Bank has the capacity to borrow $8,500,000. Each borrowing requires a direct pledge of securities or loans. At June 30, 2006, the Bank had assets with a market value of $10,007,990 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2006 and December 31, 2005 are:

                       Current       June 30,    December 31,
  Maturity Date     Interest Rate      2006          2005
-----------------   -------------   ----------   ------------
March 24, 2010           5.99        1,500,000     1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 7.54875% at June 30, 2006. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  SUBORDINATED DEBENTURES (Continued)

     regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on June 30th, 2006. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with LaSalle Bank National Association ("LaSalle"). The total balance outstanding at June 30, 2006 was $400,000. There was no balance on the line at December 31, 2005. The Company made two draws of $200,000 during the first six months of the year-one in each quarter. The outstanding principal bears interest at a rate of 75 basis points below LaSalle's prime rate, which is currently 8.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment penalty. The proceeds were essentially used for the general operating expenses of the Company. Presently, the Company is in the process of renewing its revolving line of credit, which matured on August 1, 2006.

12.  COMMITMENTS AND OFF-BALANCE SHEET RISK

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2006 and December 31, 2005 follows:

                                                 June 30,    December 31,
                                                   2006          2005
                                               -----------   ------------
Unused lines of credit and letters of credit   $44,050,967    $37,923,303
Commitments to make loans                          243,919        271,127

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

                         Capital to risk
                         weighted assets
                         ---------------     Tier 1 Capital
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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  REGULATORY MATTERS (Continued)

     Actual capital levels and minimum required levels at June 30, 2006 and December 31, 2005 for the Company and Bank were:

                                                                          Minimum Required to
                                                                          Be Well Capitalized
                                                      Minimum Required        Under Prompt
                                                        For Capital        Corrective Action
                                     Actual          Adequacy Purposes         Provisions
                              -------------------   -------------------   -------------------
                                 Amount     Ratio      Amount     Ratio      Amount     Ratio
                              -----------   -----   -----------   -----   -----------   -----
June 30. 2006
Total Capital (Tier 1 and
   Tier 2) to risk-weighted
   assets
   Consolidated               $22,354,809   10.27%  $17,415,240   8.00%   $21,769,050     N/A
   Bank                        22,567,745   10.37    17,410,396   8.00     21,762,995   10.00
Tier 1 (Core) Capital to
   risk-weighted assets
   Consolidated                19,918,044    9.15     8,707,620   4.00     13,061,430     N/A
   Bank                        20,130,980    9.25     8,705,198   4.00     13,057,797    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                19,918,044    8.78     9,076,456   4.00     11,342,570     N/A
   Bank                        20,130,980    8.87     9,074,284   4.00     11,342,855    5.00
December 31. 2005
Total Capital (Tier 1 and
   Tier 2) to risk weighted
   assets
   Consolidated               $21,746,410   10.73%  $16,231,964   8.00%   $20,289,955     N/A
   Bank                        21,683,639   10.70    16,230,267   8.00     20,287,834   10.00
Tier 1 (Core) Capital to
   risk-weighted assets
   Consolidated                19,211,132    9.48     8,115,982   4.00     12,173,973     N/A
   Bank                        19,148,629    9.44     8,115,134   4.00     12,172,700    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                19,211,132    8.73     8,802,457   4.00     11,003,072     N/A
   Bank                        19,148,629    8.70     8,801,143   4.00     11,001,429    5.00

     The Company and the Bank were in the well-capitalized category at both June 30, 2006 and December 31, 2005. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio. See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through June 30, 2006 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2006 to that at December 31, 2005. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2006 as compared to the same periods of 2005. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

This discussion and analysis and other sections of this Form 10-QSB contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

FINANCIAL CONDITION

Total assets increased by $14.5 million to $236.7 million at June 30, 2006 from $222.2 million at December 31, 2005. This is a 6.5% increase in assets during the first six months of 2006. Asset growth was funded by deposit growth and was reflected by increases in balances held at other financial institutions, federal funds sold, the loan portfolio and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents increased by $7.6 million to $12.2 million at June 30, 2006 from $4.7 million at December 31, 2005. This increase was reflective of selling federal funds and differences in the size of the Bank's cash letter deposit with its correspondent bank on June 30, 2006 and December 31, 2005. These increases are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

Total loans climbed to $199.1 million at June 30, 2006 from $192.6 million at December 31, 2005. The $6.4 million net increase is primarily comprised of $6.6 million growth in the commercial and commercial real estate portfolios. The "wholesale" (commercial and commercial real estate) lending focus applied since opening in 1999 continued during the first six months of 2006. Presently, the commercial and commercial real estate categories of loans comprise 81% of the Bank's total loan portfolio. There are eight experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Since year-end 2005 two lenders have left the Bank to work for a local competitor. As a result of the turnover, it is a possibility that the Bank may lose some customers. To reduce the risk, the Bank has identified a list of potentially vulnerable relationships and spent a significant amount of time visiting those customers. It is the Bank's intention to retain existing lending staff, attract new lenders to fill the positions created by the vacancies, and staff for the opening of the Harvey Street Branch in the fourth quarter.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at June 30, 2006 are included below:

                                      Within       Three to        One to         After
                                      Three         Twelve          Five           Five
                                      Months        Months          Years         Years          Total
                                   -----------   ------------   ------------   -----------   ------------
Commercial, financial and other    $30,383,652   $ 20,080,994   $ 32,575,218   $ 1,934,528   $ 84,974,392
Real estate:
   Commercial                        6,411,301     10,763,542     58,560,343        73,050     75,808,236
   Residential                          61,553        213,742      1,320,518     8,048,923      9,644,736
   Construction                        534,543        894,909             --            --      1,429,452
Installment loans to individuals     1,880,248      3,828,440     19,308,723     2,200,344     27,217,755
                                   -----------   ------------   ------------   -----------   ------------
                                   $39,271,297   $ 35,781,627   $111,764,802   $12,256,845   $199,074,571
                                   ===========   ============   ============   ===========   ============
Loans at fixed rates               $ 4,084,242   $  5,979,738   $ 80,472,510   $ 6,621,963   $ 97,158,453
Loans at variable rates             35,187,055     29,801,889     31,292,292     5,634,882    101,916,118
                                   -----------   ------------   ------------   -----------   ------------
                                   $39,271,297   $ 35,781,627   $111,764,802   $12,256,845   $199,074,571
                                   ===========   ============   ============   ===========   ============

At June 30, 2006, 49% of the loan balances carried a fixed rate and 51% a floating rate and only 6% of the entire portfolio had a contractual maturity longer than five years.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At June 30, 2006, the allowance totaled $2.4 million or approximately 1.22% of gross loans outstanding. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at June 30, 2006 was as follows:

                                                 June 30, 2006              December 31, 2005
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
                                            Amount     Loan category     Amount     Loan category
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,181,008        48.4%      $1,460,911        55.9%
Real estate:
   Commercial                                886,712        36.4          777,331        29.8
   Residential                                48,224         2.0           46,830         1.8
   Construction                               16,439         0.7           18,820         0.7
Consumer                                     304,382        12.5          308,689        11.8
Unallocated                                        0         0.0                0         0.0
                                          ----------       -----       ----------       -----
Total                                     $2,436,765       100.0%      $2,612,581       100.0%
                                          ==========       =====       ==========       =====

The ratio of allowance for loan losses to total loans declined from a level of 1.36% at December 31, 2005 in spite of the net growth in the commercial and commercial real estate loan portfolios. There were charge-offs totaling $525,000 in the first six months of 2006. A majority of this balance was included in the allowance for loan losses at year-end 2005 as specific reserves on an individual credit. Based on management's analysis, an additional $302,000 was added to the allowance through provision for loan losses during for the first half of 2006 with $224,000 being added in the second quarter.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2006 compared to those at year-end 2005 and the corresponding change, related to those two periods.

                      June 30,   December 31,     Increase
Loans Past Due:         2006         2005        (Decrease)
---------------       --------   ------------   ------------
30-59 days            $272,000    $2,423,000     ($2,151,000)
60-89 days            $417,000       159,000    $    258,000
90 days and greater   $492,000       379,000    $    113,000
Non accrual notes     $935,000       749,000    $    186,000

Since year-end 2005, overall past due and non-accrual loans have decreased by $1.6 million. A majority of the decrease occurred in the 30-59 day category. The elevated sum of loans in this past due category at year-end was caused by a multiplicity of minor factors. Most of the improvement shown above had taken place by January 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Contrary to the decline in the 30-59 day past due category, loans past due 60-89 days increased between the two period ends. During July, one loan for $ $66,000 paid off and one loan for $88,000 was brought current. At this time there are no significant losses anticipated from the remaining balances in this category.

Approximately 57% of the total loans past due 90 days and more is related to one commercial credit. This customer was not past due at year-end 2005. The customer is involved in the farming industry. At this time, the Bank is considering initiating the foreclosure process. No significant losses are expected. The balances outstanding are well collateralized by real estate.

Non-accrual loans increased $186,000 since December 31, 2005. One commercial loan is responsible for most of the increase. The loan was placed on non-accrual in March of this year. The current allocated reserve for this impaired credit is considered adequate based on the most recent assessment.

Although the collection process is believed to be sound, there was still the need to charge-off loans. Annualized net charge-offs to average loans was 0.50% for the first half of 2006, up significantly from 0.14% for the first half of 2005. There were net charge-offs of $478,000 recorded for the first six months of 2006, which is higher than net charge-offs of $132,000 for the similar period in 2005. Approximately 80% of the net charge-offs recorded in 2006 occurred in the first quarter. Over 56% of year to date charge-offs are related to one commercial relationship.

Premises and equipment increased by a net figure of $845,000. The majority of the increase is related to construction of two branches in the Muskegon area. Both branches are scheduled to open in the next six months. The Bank is also in the process of finalizing plans for construction of a branch in Grand Haven on US 31. The construction is expected to begin in the fall and to be completed by August 2007. The current Grand Haven banking location is leased. Finally, the Bank anticipates closing on vacant land at Apple and Quarterline on the east side of Muskegon in late September (2006) pending successful completion of the environmental due diligence. The purchase price is expected to be $675,000.

Deposit balances were $205.2 million at June 30, 2006 up from $190.0 million at December 31, 2005. Total deposit growth since year-end was $14.7 million or 7.7%. Increases were recorded in all types of checking accounts particularly interest bearing checking. Interest bearing checking grew $7.9 million and accounted for more than half of the recorded deposit growth in the first six months of 2006. Basically all of the increase is related to three public fund customers increasing their balances outstanding since year-end 2005. A majority of these particular deposits are short term and are expected to be used to fund commitments outside of the Bank in the third quarter of 2006.

Time deposits rose $3.4 million since year-end 2005. This achievement is the result of consistently advertised rate specials conducted locally in the newspaper and in the branches. Time deposit totals include both local and brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

with the Bank by a deposit broker. Although there was no significant change in the total balances of brokered deposits, the concentration of brokered deposits to local deposits has decreased to 28% at June 30, 2006 from 35% at December 31, 2005.

The Bank had Federal Home Loan Bank ("FHLB") advances outstanding, totaling $6,000,000, at both June 30, 2006 and December 31, 2005. The advances consist of three separate notes, which are all putable advances. All three instruments currently have rates ranging from 5.10% to 5.99%. All three notes are eligible to convert to a floating rate index at the option of the FHLB (put option). The option is contractually available to the FHLB once each quarter. If the option is exercised, the advance will convert to a floating rate based on a spread to LIBOR. In the event that the FHLB exercises its option and the note is converted, the Bank has the opportunity to repay the advance at that time with no pre-payment penalty. As borrowing rates continue to climb, it is a possibility that the FHLB will exercise the put. The applicable LIBOR rates are monitored every quarter by management to assess the likelihood of the FHLB converting any of the three notes. The scheduled maturities, if the notes are not paid prior to that, are all in 2010.

At both June 30, 2006 and December 31, 2005, the Company had $4.5 million of subordinated debentures outstanding resulting from a pooled trust preferred offering on December 17, 2004.

The notes payable balance consists of draws on the Company's revolving line of credit with LaSalle. The balance increased $400,000 since December 31, 2005. In each of the first two quarters of 2006, the Company made a $200,000 draw. The proceeds in both cases were used for general operating expenses of the Company. Future draws are expected for similar reasons as well as for the purpose of contributing capital to the Bank to maintain a regulatory well-capitalized status.

The shareholders' equity totaled $15.1 million and $14.5 million at June 30, 2006 and December 31, 2005 respectively. The earnings recorded in the first half were offset by increases in accumulated other comprehensive loss (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first six months of 2006 was $706,000, essentially even with the net income of $705,000 recorded in the first six months of 2005. The corresponding basic and diluted earnings per share for the first half of 2006 were $0.49 and $0.48 respectively, and the same amounts for 2005.

Net income for the second quarter of 2006 was $342,000 while net income for the same period in 2005 was $343,000. The corresponding basic and diluted earnings per share for both quarters were $0.24 and $0.23 respectively.

For the first six months and second quarter of 2006, the annualized return on the Company's average total assets was 0.62% and 0.60%, respectively, which is down slightly from 0.68% and 0.65% annualized return for the same periods in 2005. The Company's annualized return on average equity was 9.46% and 9.10% for the first half and second quarter of 2006 and 10.29% and 9.88% for the first half and second quarter of 2005. The ratio of average equity to

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

average assets was 6.56% and 6.63% for the first half and second quarter of 2006 and 6.65% and 6.61% for the same periods in 2005.

Although the net earnings are similar for the second quarter and first half of 2006 compared to the same periods in 2005, there are important differences in the various categories of income and expense. One difference between the operating results of first half of 2005 and 2006 is the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                        Six months ended June 30:
                                             -------------------------------------------------------------------------------
                                                              2006                                     2005
                                             --------------------------------------   --------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $  5,323,322   $  119,739       4.50%    $  1,351,215   $   17,272       2.56%
   Securities (including FHLB
      stock)(1)                                19,547,407      413,319       4.23       17,897,696      348,448       3.89
   Loans (2)                                  192,757,663    7,369,830       7.65      179,761,511    5,921,243       6.59
                                             ------------   ----------     ------     ------------   ----------     ------
                                              217,628,392    7,902,888       7.26      199,010,422    6,286,963       6.32
   Other assets                                 9,690,770                                6,852,547
                                             ------------                             ------------
                                             $227,319,162                             $205,862,969
                                             ============                             ============
Liabilities and Shareholders' Equity
   Interest bearing deposits                 $177,769,552   $3,217,233       3.62     $152,795,808   $1,911,376       2.50
   Federal funds purchased and
      repurchase agreements                     6,397,191      110,683       3.46       12,976,885      128,453       1.98
   Note Payable and Federal Home
      Loan Bank Advances                       10,641,436      333,740       6.27       10,500,000      283,108       5.39
                                             ------------   ----------     ------     ------------   ----------     ------
                                              194,808,179    3,661,656       3.76      176,272,693    2,322,937       2.64
                                                            ----------                               ----------
   Non-interest bearing deposits               17,152,794                               15,207,491
   Other liabilities                              445,095                                  691,667
   Shareholders' Equity                        14,913,094                               13,691,118
                                             ------------                             ------------
                                             $227,319,162                             $205,862,969
                                             ============                             ============
Net interest income (tax equivalent
   basis)                                                    4,241,232                                3,964,026
Net interest spread on earning assets
   (tax equivalent basis)                                                    3.50%                                    3.68%
                                                                           ======                                   ======
Net interest margin on earning assets
   (tax equivalent basis)                                                    3.90%                                    3.98%
                                                                           ======                                   ======
Average interest-earning assets to Average
   interest-bearing liabilities                                            111.71%                                  112.90%
                                                                           ======                                   ======
Tax equivalent adjustment                                       53,279                                   17,731
                                                            ----------                               ----------
Net interest income                                         $4,187,953                               $3,946,295
                                                            ==========                               ==========

The tax equivalent net interest spread on average earning assets decreased 18 basis points to 3.50% since June 30, 2005. The tax equivalent net interest margin decreased by 8 basis

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

points from 3.98% at June 30, 2005 to 3.90% at June 30, 2006. The tax equivalent net interest income for the first half of 2006 was $4.3 million compared to a figure of $3.9 million for the same six months in 2005. Although the Company reported more total net interest income there was net interest margin compression between the two periods. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not as much as the increases in expense experienced on the deposit side from a rate and outstanding balance perspective.

The average rate earned on interest earning assets was 7.26% for the six months ended June 30, 2006 compared to 6.32% for the same period in 2005, a 94 basis point increase. The main contributing factor was a 106 basis point increase in the yield on loans, the Bank's largest earning asset category. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. At June 30, 2006, 51% of the Bank's loan portfolio was variable compared to 60% at June 30, 2005. A lower concentration of variable rate loans means that less loans on the books were able to take advantage of the 199 basis point increase in the average internal prime lending rate between the two periods.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 112 basis points for the first six months of 2006 compared to the first six months of 2005. During 2005, there was a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. For the first half of 2006, deposit rates rose at a faster pace than lending rates. It is management's belief that once increases to the prime lending rate stabilize, deposit rates will continue to rise for a period of time potentially causing further compression to the Company's net interest margin.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2006 and 2005 is in the table below.

                                                                  Three months ended June 30:
                                        -------------------------------------------------------------------------------
                                                         2006                                     2005
                                        --------------------------------------   --------------------------------------
                                           Average                    Average       Average                    Average
                                           Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                        ------------   ----------   ----------   -------------- ------------ ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks       $  1,572,197   $   18,757       4.77%    $    985,198   $    2,243      0.91%
   Securities (including FHLB
      stock)(1)                           19,512,364      205,212       4.21       18,290,812      184,983      4.05
   Loans (2)                             195,783,381    3,841,279       7.85      182,909,970    3,098,902      6.78
                                        ------------   ----------     ------     ------------   ----------    ------
                                         216,867,942    4,065,248       7.50      202,185,980    3,286,128      6.50
   Other assets                           10,043,454                                7,359,300
                                        ------------                             ------------
                                        $226,911,396                             $209,545,280
                                        ============                             ============
Liabilities and Shareholders' Equity
   Interest bearing deposits            $175,534,990   $1,678,261       3.82     $155,732,505   $1,055,047      2.71
   Federal funds purchased and
      repurchase agreements                7,822,448       75,917       3.88       12,739,289       71,904      2.26
   Note Payable and Federal Home
      Loan Bank Advances                  10,781,319      172,417       6.40       10,500,000      145,357      5.54
                                        ------------   ----------     ------     ------------   ----------    ------
                                         194,138,757    1,926,595       3.97      178,971,794    1,272,308      2.84
                                                       ----------                               ----------
   Non-interest bearing deposits          17,161,374                               15,853,004
   Other liabilities                         577,672                                  865,777
   Shareholders' Equity                   15,033,593                               13,854,705
                                        ------------                             ------------
                                        $226,911,396                             $209,545,280
                                        ============                             ============
Net interest income (tax equivalent
   basis)                                               2,138,653                                2,013,820
Net interest spread on earning assets
   (tax equivalent basis)                                               3.53%                                   3.66%
                                                                      ======                                  ======
Net interest margin on earning assets
   (tax equivalent basis)                                               3.94%                                   3.98%
                                                                      ======                                  ======
Average interest-earning assets to
   Average interest-bearing
   liabilities                                                        111.71%                                 112.97%
                                                                      ======                                  ======
Tax equivalent adjustment                                  25,488                                   12,050
                                                       ----------                               ----------
Net interest income                                    $2,113,165                               $2,001,770
                                                       ==========                               ==========

Similar to the comparison of the net interest income results of the first half of 2005 to that of the first half of 2006, there was an increase in tax equivalent net interest income between the two periods but there was net interest margin compression. Tax equivalent net interest income improved by $125,000 but the tax equivalent net interest spread and margin declined by 13 and 4 basis points respectively between the second quarter of 2005 and the similar period in 2006. There was a 206 basis point difference in the internal prime lending rate between the two periods.

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

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at June 30, 2006 were:

                                                           Interest Rate Sensitivity Period
                                        ----------------------------------------------------------------------
                                           Within        Three to        One to        After
                                            Three         Twelve          Five          Five
                                           Months         Months         Years         Years          Total
                                        ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $    288,517   $          0   $         0   $         0   $    288,517
   Federal funds sold                      5,350,000              0             0             0      5,350,000
   Securities (including FHLB stock)       1,422,494      4,153,563     8,241,400     4,915,889     18,733,346
   Loans (including held for sale)       105,855,278     12,784,819    75,893,789     4,540,685    199,074,571
                                        ------------   ------------   -----------   -----------   ------------
                                         112,916,289     16,938,382    84,135,189     9,456,574    223,446,434
Interest-bearing liabilities
   Savings and checking                   64,769,309              0             0             0     64,769,309
   Time deposits <$100,000                 4,868,716     17,648,004    10,717,154             0     33,233,874
   Time deposits >$100,000                24,107,038     32,910,317    31,715,327             0     88,732,682
   Repurchase agreements and
      Federal funds purchased              4,902,409              0             0             0      4,902,409
   Notes payable and Federal Home
      Loan bank advances                  10,900,000              0             0             0     10,900,000
                                        ------------   ------------   -----------   -----------   ------------
                                         109,547,472     50,558,321    42,432,481             0    202,538,274
Net asset (liability) repricing gap     $  3,368,817   $(33,619,939)  $41,702,708   $ 9,456,574   $ 20,908,160
                                        ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $  3,368,817   $(30,251,122)  $11,451,586   $20,908,160
                                        ============   ============   ===========   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's June 30, 2006 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

rates will only increase if the national federal funds rate increases. The local marketplace has experienced significant increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

The provision for loan losses for the second quarter and the first six months of 2006 were $224,000 and $302,000 compared to figures of $130,000 and $248,000 for the same periods in 2005. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first half of 2006 totaled $676,000 and represented a 12% increase compared to last year's first half total, which was $605,000. The main underlying factor was that service charge income was $61,000 higher in the first half of 2006 compared to the similar period in 2005. Total non-interest income for the second quarter of 2006 was $356,000. Non-interest income increased $46,000 between the second quarter of 2005 and that of 2006 with 67% of the increase occurring in the service charge category. Substantially all of the increase in service charge income in both cases was related to additional non-sufficient funds charges related to the Overdraft Privilege program.

Non-interest expenses for the first six months of 2006 were $3.5 million compared to a total of $3.2 million for 2005, an increase of 10%. The second quarter non-interest expense total was $1.8 million for 2006 and $1.7 million for 2005. The notable variances among the individual categories were in the areas of salaries and benefits and loan collection expenses.

On average there were an additional 3.0 full-time equivalent employees between the same six month period in 2006 and that of 2005. These additions as well as general staff increases resulted in an 11% growth in total salaries and benefits expense. Additions to staff are made to support the growth of the Bank from both a sales and operational standpoint. The $189,000 increase in salaries and benefits between the first half of 2006 and the similar period in 2005 accounted for 61% of the increase in total non interest expenses. For the second quarter the increase in salaries and benefits from 2005 to 2006 was $44,000 and accounted for 51% of the increase in total non-interest expenses.

The line item showing other non-interest expenses for the first six months of 2006 has increased $69,000 (11%) compared to the same period in 2005. The most significant item supporting the increase was an upsurge in loan collection expenses of $52,000 between the two periods. A substantial portion of the increase is related to one impaired commercial relationship and the related expenses incurred to liquidate the associated collateral.

The federal tax expense has decreased for both the second quarter and first half of 2006 compared to the same periods in 2005. The decreases are related to differences in tax free municipal bond holdings between the two period ends. The effective tax rate for the first half and second quarter of 2006 was 31% and 30% compared to 33% and 34% for the first half and second quarter of 2005.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2006 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting held on May 11, 2006, the Company's shareholders voted to elect three Class I directors, John C. Carlyle, Dennis L. Cherette, and Roger W. Spoelman, each for a three year term expiring at the annual meeting of the shareholders of the Company in 2009. The results of the election were as follows:

                       Votes       Votes      Votes     Broker Non-
Nominee                 For      Withheld   Abstained      Votes
-------              ---------   --------   ---------   -----------
John C. Carlyle      1,122,231    13,340        0            0
Dennis L. Cherette   1,117,281    18,290        0            0
Roger W. Spoelman    1,086,891    48,680        0            0

The terms for the following directors (who were not up for election) continued after the annual meeting: Gary F. Bogner, Robert L. Chandonnet, Bruce J. Essex, Jose A. Infante, Joy R. Nelson and Bruce C. Rice.

Additionally, shareholders voted to ratify the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accountants for 2006. The result of the vote was as follows:

Votes        Votes      Votes     Broker Non-
For         Against   Abstained      votes
-----       -------   ---------   -----------
1,088,721    2,750      44,100      337,359

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769).

     3.2      Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's June 28, 2006 Form 8-K (SEC file number
              000-51166).

    10.1      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's April 18, 2006 Form 8-K (SEC file no. 000-51166).

    10.2 Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company's
              Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

    10.3 Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's July 7, 2006 Form 8-K (SEC File No. 000-51166).

    10.4      Addendum #2 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's May 18, 2006 Form 8-K (SEC File No. 000-51166).

    10.5      Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's July 11, 2006 Form 8-K (SEC File No. 000-51166).

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

    32.1      Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2      Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

                                      COMMUNITY SHORES BANK CORPORATION


                                      By: /s/ Heather D Brolick
                                          --------------------------------------
                                          Heather D. Brolick
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                      By: /s/ Tracey A. Welsh
                                          --------------------------------------
                                          Tracey A. Welsh
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer (principal
                                          financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769).

     3.2      Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's June 28, 2006 Form 8-K (SEC file number
              000-51166).

    10.1      Development Coordination Agreement with Investment Property
              Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's April 18, 2006 Form 8-K (SEC file no. 000-51166).

    10.2 Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company's
              Registration Statement on Form SB-2 (SEC File No. 333-63769) which became effective on December 17, 1998.

    10.3 Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's July 7, 2006 Form 8-K (SEC File No. 000-51166).

    10.4      Addendum #2 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's May 18, 2006 Form 8-K (SEC File No. 000-51166).

    10.5      Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's July 11, 2006 Form 8-K (SEC File No. 000-51166).

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