Form 10QSB
period 2006-09-30
COMMUNITY SHORES BANK CORP
filed 2006-11-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

At October 31, 2006, 1,466,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.  Financial Information
         Item 1. Financial Statements................................       1
         Item 2. Management's Discussion and Analysis................      16
         Item 3. Controls and Procedures.............................      28

PART II. Other Information
         Item 1. Legal Proceedings...................................      28
         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds............................................      28
         Item 3. Defaults upon Senior Securities.....................      28
         Item 4. Submission of Matters to a Vote of Security
                 Holders.............................................      28
         Item 5. Other Information...................................      29
         Item 6. Exhibits............................................      29

         Signatures..................................................      30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              September 30,   December 31,
                                                                  2006            2005
                                                              -------------   ------------
                                                               (unaudited)
ASSETS
Cash and due from financial institutions                      $  4,134,507    $  4,361,277
Interest-bearing deposits in other financial institutions           54,455          90,182
Federal funds sold                                                 450,000         200,000
                                                              ------------    ------------
   Cash and cash equivalents                                     4,638,962       4,651,459

Securities
   Available for sale (at fair value)                           13,096,118      13,983,933
   Held to maturity (fair value of $5,222,999 at September
      30, 2006 and $4,822,327 at December 31, 2005)              5,261,103       4,918,499
                                                              ------------    ------------
      Total securities                                          18,357,221      18,902,432

Loans                                                          205,040,775     192,644,742
Less: Allowance for loan losses                                  2,546,827       2,612,581
                                                              ------------    ------------
   Net loans                                                   202,493,948     190,032,161

Federal Home Loan Bank stock                                       411,500         425,000
Premises and equipment, net                                      8,431,199       5,922,886
Accrued interest receivable                                      1,105,749         994,219
Other assets                                                     2,938,675       1,238,194
                                                              ------------    ------------
         Total assets                                         $238,377,254    $222,166,351
                                                              ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                       $ 17,810,068    $ 16,564,735
   Interest bearing                                            187,645,924     173,886,366
                                                              ------------    ------------
         Total deposits                                        205,455,992     190,451,101

Federal funds purchased and repurchase agreements                5,026,652       6,065,010
Federal Home Loan Bank advances                                  6,000,000       6,000,000
Subordinated debentures                                          4,500,000       4,500,000
Notes Payable                                                      400,000               0
Accrued expenses and other liabilities                           1,126,753         650,329
                                                              ------------    ------------
         Total liabilities                                     222,509,397     207,666,440

Shareholders' equity
   Common stock, no par value; 9,000,000 shares authorized;
      September 30, 2006 1,466,800 and December 31, 2005
      1,436,800 shares issued                                   13,274,098      12,998,670
   Retained Earnings                                             2,781,193       1,712,462
   Accumulated other comprehensive loss                           (187,434)       (211,221)
                                                              ------------    ------------
   Total shareholders' equity                                   15,867,857      14,499,911
                                                              ------------    ------------
   Total liabilities and shareholders' equity                 $238,377,254    $222,166,351
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months   Three Months   Nine Months   Nine Months
                                                                  Ended         Ended          Ended         Ended
                                                                September      September     September     September
                                                                30, 2006       30, 2005      30, 2006      30, 2005
                                                              ------------   ------------   -----------   -----------
Interest and dividend income
   Loans, including fees                                       $4,098,809     $3,334,559    $11,468,639    $9,255,802
   Securities and FHLB dividends                                  181,241        181,576        541,281       512,293
   Federal funds sold and other income                              7,095         39,953        126,834        57,225
                                                               ----------     ----------    -----------    ----------
      Total interest income                                     4,287,145      3,556,088     12,136,754     9,825,320

Interest expense
   Deposits                                                     1,833,631      1,260,477      5,050,865     3,171,853
   Repurchase agreements, federal funds purchased,
      and other debt                                              107,957         43,535        218,640       171,988
   Federal Home Loan Bank advances and notes payable              181,588        151,781        515,328       434,889
                                                               ----------     ----------    -----------    ----------
      Total interest expense                                    2,123,176      1,455,793      5,784,833     3,778,730
                                                               ----------     ----------    -----------    ----------

NET INTEREST INCOME                                             2,163,969      2,100,295      6,351,921     6,046,590
Provision for loan losses                                         216,873         98,300        518,625       346,057
                                                               ----------     ----------    -----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,947,096      2,001,995      5,833,296     5,700,533

Noninterest income
   Service charges on deposit accounts                            239,155        236,699        733,444       670,202
   Mortgage loan referral fees                                          0          5,752          1,437         7,872
   Net gain on sale of loans                                      124,610          3,717        141,013        20,152
   Net gain (loss) on disposition of equipment                          0         11,578           (124)       11,925
   Other                                                           97,015         72,336        261,250       225,552
                                                               ----------     ----------    -----------    ----------
      Total noninterest income                                    460,780        330,082      1,137,020       935,703

Noninterest expense
   Salaries and employee benefits                                 992,048        991,226      2,930,124     2,740,725
   Occupancy                                                      100,828         83,086        275,902       231,484
   Furniture and equipment                                        113,069        105,501        311,323       285,395
   Advertising                                                     90,778         32,058        174,570       118,485
   Data processing                                                 93,185         86,884        289,463       265,622
   Professional services                                          166,603        131,219        424,394       396,528
   Other                                                          329,173        336,927      1,026,462       965,572
                                                               ----------     ----------    -----------    ----------
      Total noninterest expense                                 1,885,684      1,766,901      5,432,238     5,003,811
                                                               ----------     ----------    -----------    ----------
INCOME BEFORE FEDERAL INCOME TAXES                                522,192        565,176      1,538,078     1,632,425
Federal income tax expense                                        159,045        175,860        469,347       538,457
                                                               ----------     ----------    -----------    ----------
NET INCOME                                                     $  363,147     $  389,316    $ 1,068,731    $1,093,968
                                                               ==========     ==========    ===========    ==========
Comprehensive income                                           $  496,307     $  341,104    $ 1,092,518    $  969,791
                                                               ==========     ==========    ===========    ==========
Weighted average shares outstanding                             1,449,191      1,435,757      1,440,976     1,433,304
                                                               ==========     ==========    ===========    ==========
Diluted average shares outstanding                              1,476,893      1,480,317      1,471,044     1,468,214
                                                               ==========     ==========    ===========    ==========
Basic earnings per share                                       $     0.25     $     0.27    $      0.74    $     0.76
                                                               ==========     ==========    ===========    ==========
Diluted earnings per share                                     $     0.25     $     0.26    $      0.73    $     0.75
                                                               ==========     ==========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                                                                         Other           Total
                                                                             Common      Retained    Comprehensive   Shareholders'
                                                                Shares       Stock       Earnings    Income (Loss)       Equity
                                                              ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2005                                    1,430,000   $12,922,314   $  499,783     $ (22,763)     $13,399,334
Proceeds from the exercise of stock options                       6,800        69,604                                      69,604
Comprehensive income:
   Net Income                                                                            1,093,968                      1,093,968
   Unrealized loss on securities available-for-sale, net                                                (124,177)        (124,177)
                                                                                                                      -----------
         Total comprehensive income                                                                            0          969,791
                                                              ---------   -----------   ----------     ---------      -----------
BALANCE, SEPTEMBER 30, 2005                                   1,436,800   $12,991,918   $1,593,751     $(146,940)     $14,438,729
                                                              =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2006                                    1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911
Proceeds from the exercise of stock options                      40,000       400,000                                     400,000
Stock tendered for option exercises                             (10,000)     (125,900)                                   (125,900)
Stock option compensation expense                                               1,328                                       1,328
Comprehensive income:
   Net income                                                                            1,068,731                      1,068,731
   Unrealized gain (loss) on
   securities available-for-sale, net                                                                     23,787           23,787
                                                                                                                      -----------
        Total comprehensive income                                                                                      1,092,518
                                                              ---------   -----------   ----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2006                                 1,466,800   $13,274,098   $2,781,193     $(187,434)     $15,867,857
                                                              =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                                  Nine Months         Nine Months
                                                                     Ended               Ended
                                                              September 30, 2006   September 30, 2005
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                   $   1,068,731        $   1,093,968
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                       518,625              346,057
      Depreciation and amortization                                   217,331              221,589
      Net amortization of securities                                   21,357               24,604
      Net realized gain on sale of loans                             (141,013)             (20,152)
      Net realized gain (loss) on disposition of equipment                124              (11,925)
      Stock option compensation expense                                 1,328                    0
      Loans originated for sale                                    (2,766,245)          (2,569,050)
      Proceeds from loan sales                                      2,907,257            2,589,202
      Net change in:
         Accrued interest receivable and other assets              (1,824,265)            (195,991)
         Accrued expenses and other liabilities                       476,424              146,619
                                                                -------------        -------------
            Net cash from operating activities                        479,654            1,624,921

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Maturities, prepayments and calls                             2,159,546            1,756,322
      Purchases                                                    (1,247,388)                   0
   Activity in held-to-maturity securities
      Maturities                                                      185,000              105,000
      Purchases                                                      (537,262)          (4,153,795)
   Loan originations and payments, net                            (12,980,412)         (16,002,745)
   Redemption of Federal Home Loan Bank stock                          13,500                    0
   Net additions to premises and equipment                         (2,725,768)          (2,284,148)
                                                                -------------        -------------
         Net cash used in investing activities                   (15,132,784)         (20,579,366)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                          15,004,891           27,260,770
   Net change in federal funds purchased and
      repurchase agreements                                        (1,038,358)          (3,085,062)
   Draw on note payable                                               600,000                    0
   Paydown on note payable                                           (200,000)                   0
   Net proceeds from the exercise of stock options                    274,100               69,604
                                                                -------------        -------------
      Net cash from financing activities                           14,640,633           24,245,312
                                                                -------------        -------------
Net change in cash and cash equivalents                               (12,497)           5,290,867
Beginning cash and cash equivalents                                 4,651,459            2,375,615
                                                                -------------        -------------
ENDING CASH AND CASH EQUIVALENTS                                $   4,638,962        $   7,666,482
                                                                =============        =============
Supplemental cash flow information:
   Cash paid during the period for Interest                     $   5,599,930        $   3,740,107
   Cash paid for federal income tax                             $     340,000        $     735,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2006 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2005. Some items in the prior year financial statements were reclassified to conform to the current presentation.

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

     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

2.   STOCK COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Accounting for Stock-Based Compensation ("123(R)"), and has included the stock-based employee compensation expense in its income statement for the nine months ended September 30, 2006. Prior periods have not been restated.

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

                                                2005 Employee Plan                               2005 Director Plan
                                  ----------------------------------------------   ----------------------------------------------
Shares authorized                                     53,000                                           20,000

Qualification as incentive plan                         Yes                                              No

Option Price                      Not less than fair market value on the date of   Not less than fair market value on the date of
                                                       grant                                            grant

Vesting period                       25% immediately and 25% on the next three                        Immediate
                                   anniversaries (as determined by the Board of
                                                    Directors)

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

     As of September 30, 2006, no awards have been issued under the 2005 Employee Plan. Upon exercise of stock options, the Company issues new shares from its authorized but unissued shares.

     There was no vesting activity during the quarter as all issued options were vested by June 30, 2006.

     Activity in issued but unvested options year to date was as follows:

                                                         Weighted Avg
                                               Shares   Exercise Price
                                               ------   --------------
Issued and unvested as of December 31, 2005      281        $10.28
Shares vested during the period                 (281)        10.28
                                                ----        ------
Issued and unvested as of September 30, 2006       0          0.00

     The fair value of options vested in the first nine months of 2006 was $1,328.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

     The fair value was computed using the following assumptions, which were determined as of the grant date:

                                   2003
                                  ------
Risk-free interest rate             3.61%
Expected option life               7 yrs
Expected stock price volatility    36.22%
Dividend yield                      0.00%
Computed fair value per share     $ 4.72

     Compensation costs for all option plans were as follows:

                                 Three months ended   Nine months ended
                                    September 30,       September 30,
                                 ------------------   -----------------
                                     2006   2005         2006    2005
                                     ----   ----         ----    ----
Compensation cost recognized
   in income                          $0     $0         $1,328    $0
Related tax benefit recognized         0      0              0     0

     Below is the activity under all plans for the three and nine month periods ended September 30, 2006:

                                                Three months ended
                                                September 30, 2006
                                             Total options outstanding
                                           ----------------------------
                                                      Wtd Avg   Wtd Avg
                                                     Exercise     Fair
                                            Shares     Price     Value
                                           -------   --------   -------
Options outstanding, beginning of period   155,775    $10.55     $ 3.65
Forfeited                                        0         0          0
Exercised                                   40,000    $10.00     $ 2.76
Granted                                          0         0          0
                                           -------    ------     ------
Options outstanding, end of period         115,775    $10.74     $ 3.92
Options exercisable, end of period         115,775    $10.74     $ 3.92

                                                 Nine months ended
                                                September 30, 2006
                                             Total options outstanding
                                           ----------------------------
                                                      Wtd Avg   Wtd Avg
                                                     Exercise     Fair
                                            Shares     Price     Value
                                           -------   --------   -------
Options outstanding, beginning of period   155,775    $10.55     $3.65
Forfeited                                        0         0         0
Exercised                                   40,000    $10.00     $2.76
Granted                                          0         0         0
                                           -------    ------     -----
Options outstanding, end of period         115,775    $10.74     $3.92
Options exercisable, end of period         115,775    $10.74     $3.92

     The intrinsic value of options outstanding and options exercisable at September 30, 2006 was $199,130.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   STOCK COMPENSATION (Continued)

     The following table illustrates the effect on net income and earnings per share for the three month and nine month periods ending September 30, 2005 if expense had been measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The 2006 results are already inclusive of FASB Statement No. 123.

                                                    Three months ended      Nine months ended
                                                      September 30,           September 30,
                                                   -------------------   -----------------------
                                                     2006       2005        2006         2005
                                                   --------   --------   ----------   ----------
Net income as reported                             $363,147   $389,316   $1,068,731   $1,093,968
   Less: Value determined under fair value based
      method (net of taxes)                               0      2,311        1,328        6,933
   Amount expensed in the period (net of taxes)           0          0       (1,328)           0
                                                   --------   --------   ----------   ----------
Pro forma net income                               $363,147   $387,005   $1,068,731   $1,087,035
                                                   ========   ========   ==========   ==========
Basic earnings per share as reported               $   0.25   $   0.27   $     0.74   $     0.76
      Pro forma basic earnings per share           $   0.25   $   0.27   $     0.74   $     0.76

Diluted earnings per share as reported             $   0.25   $   0.26   $     0.73   $     0.75
      Pro forma diluted earnings per share         $   0.25   $   0.26   $     0.73   $     0.74

3.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at September 30, 2006 and at December 31, 2005:

                                                                   Gross        Gross
                                                    Amortized   Unrealized   Unrealized       Fair
September 30, 2006                                    Cost         Gains       Losses        Value        %
------------------                                 ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                               $7,459     $(111,455)   $ 4,919,124   26.8
   Municipal securities                                            4,890        (4,605)       706,771    3.8
   Mortgage-backed securities                                      5,869      (186,149)     7,470,223   40.7
                                                                  -------    ---------    -----------   ----
                                                                  $18,218    $(302,209)   $13,096,118   71.3
Held to maturity:
   Municipal securities                            $5,261,103     $ 6,161    $ (44,265)   $ 5,222,999   28.7

                                                                   Gross        Gross
                                                    Amortized   Unrealized   Unrealized       Fair
December 31, 2005                                     Cost         Gains       Losses        Value        %
------------------                                 ----------   ----------   ----------   -----------   ----
Available for sale:
   US Government and federal agency                               $     0    $(166,450)   $ 5,360,898   28.4
   Municipal securities                                             6,009       (7,928)       706,641    3.7
   Mortgage-backed securities                                       5,953     (157,616)     7,916,394   41.9
                                                                  -------    ---------    -----------   ----
                                                                   11,962     (331,994)    13,983,933   74.0
Held to maturity:
   Municipal securities                            $4,918,499       2,327      (98,499)     4,822,327   26.0

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   SECURITIES (Continued)

     Below is the schedule of maturities for investments held at September 30, 2006:

                                                                      Held to Maturity
                                                                  -----------------------
                                             Available for Sale    Amortized      Fair
                                                 Fair Value          Cost         Value
                                             ------------------   ----------   ----------
Due in one year or less                          $ 2,844,260      $        0   $        0
Due from one to five years                         2,660,769         928,681      924,279
Due in more than five years                          120,866       4,332,422    4,298,720
Mortgage-backed                                    7,470,223               0            0
                                                 -----------      ----------   ----------
                                                 $13,096,118      $5,261,103   $5,222,999
                                                 ===========      ==========   ==========

4.   LOANS

     The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2005 to September 30, 2006 were as follows:

                                                                                            Percent
                                              September 30, 2006      December 31, 2005     Increase/
                                                Balance       %        Balance       %     (Decrease)
                                             ------------   -----   ------------   -----   ----------
Commercial                                   $ 89,486,083    43.6%  $ 85,883,914    44.6%     4.19%
Real Estate:
   Commercial                                  76,651,117    37.4     68,445,169    35.5     11.99
   Residential                                  9,945,784     4.9      9,366,098     4.9      6.19
   Construction                                 1,520,152     0.7      1,636,526     0.8     (7.11)
Consumer                                       27,581,916    13.4     27,445,727    14.2      0.50
                                             ------------   -----   ------------   -----
Gross loans                                   205,185,052   100.0    192,777,434   100.0      6.43
                                                            =====                  =====
Less: allowance for loan losses                (2,546,827)            (2,612,581)
   Net deferred loan fees                        (144,277)              (132,692)
                                             ------------           ------------
Net loans                                    $202,493,948           $190,032,161
                                             ============           ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2006 and 2005:

                                             Three Months   Three Months   Nine Months   Nine Months
                                                 Ended         Ended          Ended         Ended
                                               09/30/06       09/30/05      09/30/06       09/30/05
                                             ------------   ------------   -----------   -----------
Beginning Balance                             $2,436,765     $2,154,519    $2,612,581    $2,039,198
Charge-offs
   Commercial                                    (80,130)       (21,616)     (460,737)      (85,166)
   Real estate-commercial                             --             --            --            --
   Real estate-residential                            --             --            --            --
   Real estate-construction                           --             --            --            --
   Consumer                                      (31,834)       (40,704)     (176,214)     (137,401)
                                              ----------     ----------    ----------    ----------
Total Charge-offs                               (111,964)       (62,320)     (636,951)     (222,567)
Recoveries
   Commercial                                      1,607             --         9,527            --
   Real estate-commercial                             --             --            --            --
   Real estate-residential                            --             --            --            --
   Real estate-construction                           --             --            --            --
   Consumer                                        3,546          3,623        43,045        31,434
                                              ----------     ----------    ----------    ----------
Total Recoveries                                   5,153          3,623        52,572        31,434
Provision for loan losses                        216,873         98,300       518,625       346,057
                                              ----------     ----------    ----------    ----------
Ending Balance                                $2,546,827     $2,194,122    $2,546,827    $2,194,122
                                              ==========     ==========    ==========    ==========

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                             September 30,   December 31,
                                                  2006           2005
                                             -------------   ------------
Land & land improvements                      $ 3,744,028     $3,744,028
Buildings & building improvements               1,693,410      1,689,664
Furniture, fixtures and equipment               2,046,905      2,245,604
Construction in Process                         2,902,054        273,738
                                              -----------     ----------
                                               10,386,397      7,953,034
Less: accumulated depreciation                  1,955,198      2,030,148
                                              -----------     ----------
                                              $ 8,431,199     $5,922,886
                                              ===========     ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   DEPOSITS

     Deposit balances increased $15,004,891 since December 31, 2005. The components of the outstanding balances, their percentage of the total portfolio and the percentage increase from the end of 2005 through September 30, 2006 were as follows:

                                              September 30, 2006      December 31, 2005     Percent
                                             --------------------   --------------------   Increase/
                                                Balance       %        Balance       %     (Decrease)
                                             ------------   -----   ------------   -----   ----------
Non-interest bearing
   Demand                                    $ 17,810,068     8.7%  $ 16,564,735     8.7%       7.5%
Interest bearing
   Checking                                    21,145,622    10.3     23,465,273    12.3       (9.9)
   Money Market                                19,023,100     9.3     17,408,588     9.1        9.3
   Savings                                     12,613,135     6.1     14,432,484     7.6      (12.6)
   Time, under $100,000                        35,396,413    17.2     28,922,830    15.2       22.4
   Time, over $100,000                         99,467,654    48.4     89,657,191    47.1       10.9
                                             ------------   -----   ------------   -----
Total Deposits                               $205,455,992   100.0%  $190,451,101   100.0%
                                             ============   =====   ============   =====

8.   SHORT-TERM BORROWINGS

     At both September 30, 2006 and December 31, 2005, the Company's short-term borrowings were made up of repurchase agreements only. The September 30, 2006 and December 31, 2005 information was as follows:

                                              Repurchase   Federal Funds
                                              Agreements     Purchased
                                             -----------   -------------
Outstanding at September 30, 2006            $ 5,026,652    $         0
   Average interest rate at period end              3.35%          0.00%
   Average balance during period               4,908,560      2,580,385
   Average interest rate during period              3.08%          5.44%
   Maximum month end balance during period     5,205,503      6,700,000

Outstanding at December 31, 2005             $ 6,065,010    $         0
   Average interest rate at year end                2.83%          0.00%
   Average balance during year                 7,757,732      3,157,507
   Average interest rate during year                1.88%          3.42%
   Maximum month end balance during year      10,776,372     10,600,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings, the Bank has the capacity to borrow $7,003,440. Each borrowing requires a direct pledge of securities or loans. At September 30, 2006, the Bank had assets with a market value of $9,711,257 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2006 and December 31, 2005 are:

                       Current      September 30,   December 31,
  Maturity Date     Interest Rate        2006           2005
  -------------     -------------   -------------   ------------
March 24, 2010           5.99          1,500,000      1,500,000
November 3, 2010         5.95          2,000,000      2,000,000
December 13, 2010        5.10          2,500,000      2,500,000
                                      ----------     ----------
                                      $6,000,000     $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and was 7.421630% at September 28, 2006. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on or about March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on October 2, 2006, which was the first business day following September 30, 2006. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with LaSalle Bank National Association ("LaSalle"). The total balance outstanding at September 30, 2006 was $400,000. There was no balance on the line at December 31, 2005. The Company made three draws of $200,000 during the first nine months of the year, one in each quarter. During the third quarter, the Company made a payment of $200,000 using proceeds received from employee stock option exercises. The outstanding principal bears interest at a rate of 90 basis points below LaSalle's prime rate, which is currently 8.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  NOTES PAYABLE (Continued)

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

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2006 and December 31, 2005 follows:

                                               September 30,   December 31,
                                                   2006            2005
                                               -------------   ------------
Unused lines of credit and letters of credit    $38,261,604     $37,923,303
Commitments to make loans                            62,300         271,127

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

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS (Continued)

     financial condition. If adequately capitalized, regulator approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

     The required capital to risk-weighted assets and tier one capital to average asset ratios for the first three capital classifications are as follows:

                           Capital to
                          risk weighted
                             assets
                         -----------------  Tier 1 Capital
                         Total   Tier 1   to average assets
                         -----   ------   -----------------
Well capitalized          10%      6%             5%
Adequately capitalized     8       4              4
Undercapitalized           6       3              3

     Actual capital levels and minimum required levels at September 30, 2006 and December 31, 2005 for the Company and Bank were:

                                                                                Minimum Required to
                                                                                Be Well Capitalized
                                                            Minimum Required        Under Prompt
                                                              For Capital        Corrective Action
                                           Actual          Adequacy Purposes         Provisions
                                    -------------------   -------------------   -------------------
                                       Amount     Ratio      Amount     Ratio      Amount     Ratio
                                    -----------   -----   -----------   -----   -----------   -----
September 30. 2006
Total Capital (Tier 1 and Tier 2)
   to risk-weighted assets
   Consolidated                     $23,102,118   10.46%  $17,675,448   8.00%   $22,094,310     N/A
   Bank                              23,171,183   10.49    17,671,970   8.00     22,089,963   10.00
Tier 1 (Core) Capital to risk
   risk-weighted assets
   Consolidated                      20,555,291    9.30     8,837,724   4.00     13,262,586     N/A
   Bank                              20,624,356    9.34     8,835,985   4.00     13,253,978    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                      20,555,291    8.81     9,335,982   4.00     11,669,977     N/A
   Bank                              20,624,356    8.84     9,334,210   4.00     11,667,763    5.00

December 31. 2005
Total Capital (Tier 1 and Tier 2)
   to risk weighted assets
   Consolidated                     $21,746,410   10.73%  $16,231,964   8.00%   $20,289,955     N/A
   Bank                              21,683,639   10.70    16,230,267   8.00     20,287,834   10.00
Tier 1 (Core) Capital to risk
   risk-weighted assets
   Consolidated                      19,211,132    9.48     8,115,982   4.00     12,173,973     N/A
   Bank                              19,148,629    9.44     8,115,134   4.00     12,172,700    6.00
Tier 1 (Core) Capital to
   average assets
   Consolidated                      19,211,132    8.73     8,802,457   4.00     11,003,072     N/A
   Bank                              19,148,629    8.70     8,801,143   4.00     11,001,429    5.00

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS (Continued)

     The Company and the Bank were in the well-capitalized category at both September 30, 2006 and December 31, 2005. The Company is closely monitoring the Bank's growth and for the foreseeable future expects to infuse additional capital as necessary to maintain at least a 10% (well capitalized) total capital to risk weighted assets ratio for the Bank. See further discussion in the Financial Condition section of the Management Discussion and Analysis concerning the Company's sources for future capital contributions to the Bank.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company, through September 30, 2006 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2006 to that at December 31, 2005. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2006 as compared to the same periods of 2005. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $16.2 million to $238.4 million at September 30, 2006 from $222.2 million at December 31, 2005. This is a 7.3% increase in assets during the first nine months of 2006. Asset growth was funded by deposit growth and was mostly reflected by increases in the loan portfolio and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Total loans climbed to $205.0 million at September 30, 2006 from $192.6 million at December 31, 2005. The $12.4 million net increase is primarily comprised of $11.8 million growth in the commercial and commercial real estate portfolios. The "wholesale" (commercial and commercial real estate) lending focus applied since opening in 1999 continued during the first nine months of 2006. Presently, the commercial and commercial real estate categories of loans comprise 81% of the Bank's total loan portfolio. There are eight experienced commercial lenders on staff devoted to pursuing and originating these types of loans. Since year-end 2005 two lenders have left the Bank to work for a local competitor. As a result of the turnover, it is a possibility that the Bank may lose some customers. To reduce the risk, the Bank has identified a list of potentially vulnerable relationships and spent a significant amount of time visiting those customers. In the third quarter, one new lender was recruited to replace one of the open lending positions. It is the Bank's intention to retain existing lending staff and attract another new lender to fill the remaining position created by the turnover.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at September 30, 2006 are included below:

                                      Within       Three to       One to         After
                                      Three         Twelve         Five           Five
                                      Months        Months         Years         Years          Total
                                   -----------   -----------   ------------   -----------   ------------
Commercial, financial and other    $21,130,481   $29,683,339   $ 34,651,643   $ 3,876,343   $ 89,341,806
Real estate:
   Commercial                        9,112,198     8,434,896     57,806,632     1,297,391     76,651,117
   Residential                          65,011       218,023      1,348,056     8,314,694      9,945,784
   Construction                      1,036,038       484,114             --            --      1,520,152
Installment loans to individuals     2,120,206     3,723,224     19,811,653     1,926,833     27,581,916
                                   -----------   -----------   ------------   -----------   ------------
                                   $33,463,934   $42,543,596   $113,617,984   $15,415,261   $205,040,775
                                   ===========   ===========   ============   ===========   ============
Loans at fixed rates               $ 5,648,935   $ 5,357,854   $ 85,016,133   $10,249,277   $106,272,199
Loans at variable rates             27,814,999    37,185,742     28,601,851     5,165,984     98,768,576
                                   -----------   -----------   ------------   -----------   ------------
                                   $33,463,934   $42,543,596   $113,617,984   $15,415,261   $205,040,775
                                   ===========   ===========   ============   ===========   ============

At September 30, 2006, 52% of the loan balances carried a fixed rate, 48% a floating rate and only 7.5% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At September 30, 2006, the allowance totaled $2.5 million or approximately 1.24% of gross loans outstanding. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Based on management's analysis, an additional $519,000 was added to the allowance through provision for loan losses during the first nine months of 2006 with $217,000 being added in the third quarter.

The allocation of the allowance at September 30, 2006 was as follows:

                                              September 30, 2006            December 31, 2005
                                          --------------------------   ---------------------------
                                                         Percent of                   Percent of
                                                         Allowance                     Allowance
Balance at End of Period Applicable to:                  Related to                   Related to
                                          Amount       Loan category     Amount      Loan category
                                          ----------   -------------   ----------   --------------
Commercial                                $1,260,749        49.5%      $1,460,911        55.9%
Real estate:
   Commercial                                915,029        35.9          777,331        29.8
   Residential                                49,729         2.0           46,830         1.8
   Construction                               17,482         0.7           18,820         0.7
Consumer                                     303,838        11.9          308,689        11.8
Unallocated                                        0         0.0                0         0.0
                                          ----------       -----       ----------       -----
Total                                     $2,546,827       100.0%      $2,612,581       100.0%
                                          ==========       =====       ==========       =====

The ratio of allowance for loan losses to total loans declined from a level of 1.36% at December 31, 2005 in spite of the net growth in the commercial and commercial real estate loan portfolios. The main factor in the reduction was that there were charge-offs totaling $637,000 in the first nine months of 2006. Seventy five percent of the total principal charged off was related to one commercial relationship. The allowance for loan losses at December 31, 2005 contained significant specific allocations for this relationship, increasing the percent of allowance related to the commercial loan category and driving up the overall ratio of allowance for loan losses to total loans at year-end. Once the charge offs occurred, the percent of the allowance related to the commercial loan category declined and so did the overall ratio of allowance for loan losses to total loans. Conversely, there has been a significant increase in the allowance allocated to commercial real estate loans. A majority of the increase stems from the fact that 66% of the loan growth since December 31, 2005 has been in the commercial real estate category.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at September 30, 2006 compared to those at year-end 2005 and the corresponding change, related to those two periods.

                      September 30,   December 31,     Increase
Loans Past Due:            2006           2005        (Decrease)
---------------       -------------   ------------   -----------
30-59 days               $972,000      $2,423,000    ($1,451,000)
60-89 days                314,000         159,000        155,000
90 days and greater       620,000         379,000        241,000
Non accrual notes         774,000         749,000         25,000

Since year-end 2005, overall past due and non-accrual loans have decreased by $1.0 million. A majority of the decrease occurred in the 30-59 day category. The elevated sum of loans in

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

this past due category at year-end was caused by a multiplicity of minor factors. Most of the improvement shown above had taken place by January 31, 2006.

Contrary to the decline in the 30-59 day past due category, loans past due 60-89 days increased between the two period ends. One relationship totaling 38% of total loans past due 60-89 days is in the process of selling the underlying real estate collateral and expects to pay the Bank off sometime in November. There is minimal loss expected as a result of the transaction. On November 1, 2006, another relationship comprising 24% of total loans past due 60-89 days, developed a plan with the Bank's collection department to bring the loan balances current prior to year-end.

Approximately 45% of the total loans past due 90 days and more is related to one commercial credit. This customer was not past due at year-end 2005. The customer is involved in the farming industry. At this time, the Bank has initiated the foreclosure process. No significant losses are expected. The balances outstanding are well collateralized by real estate.

Non-accrual loans increased minimally, $25,000, since December 31, 2005.

Although the collection process is believed to be sound, there was still the need to charge-off loans. Annualized net charge-offs to average loans was 0.40% for the first nine months of 2006, up significantly from 0.14% for the first nine months of 2005. There were net charge-offs of $584,000 recorded for the first nine months of 2006, which is higher than net charge-offs of $191,000 for the similar period in 2005. Approximately 66% of the net charge-offs recorded in 2006 occurred in the first quarter. Over 61% of year to date charge-offs are related to one commercial relationship.

Premises and equipment increased by a net figure of $2.5 million. The majority of the increase is related to construction of two branches in the Muskegon area. Both branches are scheduled to open in the next four months. The Bank is also in the process of finalizing plans for construction of a branch in Grand Haven on US 31. The construction is expected to begin in the fall and to be completed by August 2007. The current Grand Haven banking location is leased. Finally, the Bank purchased vacant land at Apple and Quarterline on the east side of Muskegon on October 5, 2006. The purchase price was $721,000.

Other Assets rose by $1.7 million. A majority (68%) of the increase was a receivable from an investor that had purchased a Small Business Administration
(SBA) loan prior to September 30 but had not yet remitted the proceeds.
The proceeds were received on October 3,2006.

Deposit balances were $205.5 million at September 30, 2006 up from $190.5 million at December 31, 2005. Total deposit growth since year-end was $15.0 million or 7.9%. The entire increase is made up of growth in time deposits. Time deposits rose $16.3 million since year-end 2005. Time deposit totals include both local and brokered deposits. Local time deposit balances grew $7.4 million in the first nine months of 2006. This achievement is the result of consistently advertised rate specials conducted locally in the newspaper and in the branches. Brokered deposits made up 55% of the growth in time deposits during the first three quarters of the year. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. The concentration of

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

brokered deposits to local deposits has increased to 36% at September 30, 2006 from 35% at December 31, 2005. It is anticipated that the usage of brokered deposits will taper over time once the branch network of the Bank expands.

The Bank had Federal Home Loan Bank ("FHLB") advances outstanding, totaling $6,000,000, at both September 30, 2006 and December 31, 2005. The advances consist of three separate notes, which are all putable advances. All three instruments currently have rates ranging from 5.10% to 5.99%. All three notes are eligible to convert to a floating rate index at the option of the FHLB (put option). The option is contractually available to the FHLB once each quarter. If the option is exercised, the advance will convert to a floating rate based on a spread to LIBOR. In the event that the FHLB exercises its option and the note is converted, the Bank has the opportunity to repay the advance at that time with no pre-payment penalty. As borrowing rates continue to climb, it is a possibility that the FHLB will exercise the put. The applicable LIBOR rates are monitored every quarter by management to assess the likelihood of the FHLB converting any of the three notes. Based on the most recent assessment, the Bank believes that there may be a basis for expecting the FHLB to exercise its put for one of the advances on the next call date, which is December 2006. The principal balance outstanding on this particular advance is $2.5 million. The scheduled maturities, if the notes are not paid prior to that, are all in 2010.

At both September 30, 2006 and December 31, 2005, the Company had $4.5 million of subordinated debentures outstanding resulting from a pooled trust preferred offering on December 17, 2004.

The notes payable balance consists of draws on the Company's revolving line of credit with LaSalle. The balance increased $400,000 since December 31, 2005. In each of the first three quarters of 2006, the Company made a $200,000 draw. In August, the bank received cash from an employee stock option exercise and remitted $200,000 to LaSalle to pay down principal. The proceeds in all cases were used for general operating expenses of the Company. Future draws are expected for similar reasons as well as for the purpose of contributing capital to the Bank to maintain a regulatory well-capitalized status.

The shareholders' equity totaled $15.9 million and $14.5 million at September 30, 2006 and December 31, 2005 respectively. The increase is comprised of increases to common stock as a result of a stock option exercise, earnings recorded in the first nine months of 2006 and a reduction of accumulated other comprehensive loss (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first nine months of 2006 was $1,069,000 a decrease of $25,000 compared to net income of $1,094,000 recorded for the same time period in 2005. The corresponding basic and diluted earnings per share for the first nine months of 2006 were $0.74 and $0.73 respectively, and $0.76 and $0.75 for 2005.

Net income for the third quarter of 2006 was $363,000 while net income for the similar period in 2005 was $389,000. The corresponding basic and diluted earnings per share for the third

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

quarter of 2006 was $0.25 which is slightly less than the basic earnings and diluted earnings per share of $0.27 and $0.26 recorded for the same period in 2005.

For both the first nine months and third quarter of 2006, the annualized return on the Company's average total assets was 0.62%, which is down from 0.69% and 0.71% annualized return for the same periods in 2005. The Company's annualized return on average equity was 9.42% and 9.33% for the first nine months and third quarter of 2006 and 10.50% and 10.89% for the first nine months and third quarter of 2005. The ratio of average equity to average assets was 6.60% and 6.67% for the first nine months and third quarter of 2006 and 6.59% and 6.49% for the same periods in 2005.

Although the net earnings are similar for the third quarter and first nine months of 2006 compared to the same periods in 2005, there are important differences in the various categories of income and expense. One difference between the operating results of the first nine months of 2005 and 2006 is the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                      Nine months ended September 30:
                                             --------------------------------------------------------------------------------
                                                               2006                                      2005
                                             ---------------------------------------   --------------------------------------
                                                Average                     Average       Average                    Average
                                                Balance       Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   -----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $  3,720,311   $   126,834       4.55%    $  2,509,265   $   57,225       3.04%
   Securities (including FHLB stock)(1)        19,430,919       621,798       4.27       18,522,144      555,022       4.00
   Loans (2)                                  196,017,819    11,468,639       7.80      182,507,263    9,255,802       6.76
                                             ------------   -----------     ------     ------------   ----------     ------
                                              219,169,049    12,217,271       7.43      203,538,672    9,868,049       6.46
   Other assets                                10,198,478                                 7,122,464
                                             ------------                              ------------
                                             $229,367,527                              $210,661,136
                                             ============                              ============

Liabilities and Shareholders' Equity
   Interest bearing deposits                 $177,886,277   $ 5,050,865       3.79     $158,217,454   $3,171,853       2.67
   Federal funds purchased and
      repurchase agreements                     7,488,944       218,640       3.89       11,194,854      171,988       2.05
   Note Payable and Federal Home
      Loan Bank Advances                       10,704,396       515,328       6.42       10,500,000      434,889       5.52
                                             ------------   -----------     ------     ------------   ----------     ------
                                              196,079,617     5,784,833       3.93      179,912,308    3,778,730       2.80
                                                            -----------                               ----------
   Non-interest bearing deposits               17,564,795                                16,074,574
   Other liabilities                              589,265                                   781,330
   Shareholders' Equity                        15,133,850                                13,892,924
                                             ------------                              ------------
                                             $229,367,527                              $210,661,136
                                             ============                              ============
Net interest income (tax equivalent basis)                    6,432,438                                6,089,319
Net interest spread on earning assets (tax
   equivalent basis)                                                          3.50%                                    3.66%
                                                                            ======                                   ======
Net interest margin on earning assets (tax
   equivalent basis)                                                          3.91%                                    3.99%
                                                                            ======                                   ======
Average interest-earning assets to Average
   interest-bearing liabilities                                             111.78%                                  113.13%
                                                                            ======                                   ======
Tax equivalent adjustment                                        80,517                                   42,729
                                                            -----------                               ----------
Net interest income                                         $ 6,351,921                               $6,046,590
                                                            ===========                               ==========

The tax equivalent net interest spread on average earning assets decreased 16 basis points to 3.50% since September 30, 2005. The tax equivalent net interest margin decreased by 8 basis points from 3.99% at September 30, 2005 to 3.91% at September 30, 2006. The tax equivalent net interest income for the first nine months of 2006 was $6.4 million compared to a figure of $6.0 million for the same nine months in 2005. Although the Company reported more total net interest income there was net interest margin compression between the two periods. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not as much as the increases in expense experienced on the funding side from a rate and outstanding balance perspective.

The average rate earned on interest earning assets was 7.43% for the nine months ended September 30, 2006 compared to 6.46% for the same period in 2005, a 97 basis point increase. The main contributing factor was a 104 basis point increase in the yield on loans, the Bank's largest earning asset category. Internal prime rate changes, no matter what direction,

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

affect interest earned on variable rate loans and new loan volume. At September 30, 2006, 48% of the Bank's loan portfolio was variable compared to 60% at September 30, 2005. A lower concentration of variable rate loans means that less loans on the books were able to take advantage of the 193 basis point increase in the average internal prime lending rate between the two periods.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 113 basis points for the first nine months of 2006 compared to the first nine months of 2005. During 2005, there was a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. For the first nine months of 2006, funding rates rose at a faster pace than increases to the rates on earning assets. In fact, since December 2005, the average rate on cost of funds rose 97 basis points or 16 basis points more than the increase on earning assets. Management believes that stabilization of the prime lending rate could cause further net interest margin compression since it is likely that deposit rates would continue to rise for a period of time.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2006 and 2005 is in the table below.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                     Three months ended September 30:
                                             -------------------------------------------------------------------------------
                                                               2006                                    2005
                                             --------------------------------------   --------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $    566,559   $    7,095       5.01%    $  4,787,602   $   39,953        3.34%
   Securities (including FHLB stock)(1)        19,201,745      208,480       4.34       19,750,698      205,065        4.15
   Loans (2)                                  202,431,823    4,098,809       8.10      187,909,232    3,334,559        7.10
                                             ------------   ----------     ------     ------------   ----------      ------
                                              222,200,127    4,314,384       7.77      212,447,532    3,579,577        6.74
   Other assets                                11,199,417                                7,653,475
                                             ------------                             ------------
                                             $233,399,544                             $220,101,007
                                             ============                             ============

Liabilities and Shareholders' Equity
   Interest bearing deposits                 $178,115,917   $1,833,631       4.12     $168,883,952   $1,260,477        2.99
   Federal funds purchased and
      repurchase agreements                     9,636,852      107,957       4.48        7,688,902       43,535        2.26
   Note Payable and Federal Home
      Loan Bank Advances                       10,828,261      181,588       6.71       10,500,000      151,781        5.78
                                             ------------   ----------     ------     ------------   ----------      ------
                                              198,581,030    2,123,176       4.28      187,072,854    1,455,793        3.11
                                                            ----------                               ----------
   Non-interest bearing deposits               18,377,412                               17,780,466
   Other liabilities                              872,117                                  957,733
   Shareholders' Equity                        15,568,985                               14,289,954
                                             ------------                             ------------
                                             $233,399,544                             $220,101,007
                                             ============                             ============
Net interest income (tax equivalent basis)                   2,191,208                                2,123,784
Net interest spread on earning assets (tax
   equivalent basis)                                                         3.49%                                     3.63%
                                                                           ======                                    ======
Net interest margin on earning assets (tax
   equivalent basis)                                                         3.94%                                     4.00%
                                                                           ======                                    ======
Average interest-earning assets to Average
   interest-bearing liabilities                                            111.89%                                   113.56%
                                                                           ======                                    ======
Tax equivalent adjustment                                       27,239                                   23,489
                                                            ----------                               ----------
Net interest income                                         $2,163,969                               $2,100,295
                                                            ==========                               ==========

Similar to the comparison of the net interest income results of the first nine months of 2005 to that of the first nine months of 2006, there was an overall increase in tax equivalent net interest income between the two three month periods but there was net interest margin compression. Tax equivalent net interest income improved by $67,000 but the tax equivalent net interest spread and margin declined by 14 and 6 basis points respectively between the third quarter of 2005 and the similar period in 2006. There was a 183 basis point difference in the internal prime lending rate between the two periods.

Since escalating cost of funds appear probable and future prime rate changes, no matter what direction, are unpredictable, asset liability management will continue to be an important tool for assessing and monitoring interest rate sensitivity and liquidity. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities. Liquidity management

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds.

The Company uses a sophisticated computer program to assist with asset liability management, model and measure interest rate sensitivity and perform analysis of interest rate risk. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a changing rate environment. Details of the repricing gap at September 30, 2006 were:

                                                                Interest Rate Sensitivity Period
                                             ----------------------------------------------------------------------
                                                Within        Three to       One to         After
                                                 Three         Twelve         Five           Five
                                                Months         Months         Years         Years          Total
                                             ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions        $     54,455   $          0   $         0   $         0   $     54,455
   Federal funds sold                             450,000              0             0             0        450,000
   Securities (including FHLB stock)            2,339,203      2,568,895     9,021,632     4,838,991     18,768,721
   Loans (including held for sale)            105,743,940     12,384,883    80,482,536     6,429,416    205,040,775
                                             ------------   ------------   -----------   -----------   ------------
                                              108,587,598     14,953,778    89,504,168    11,268,407    224,313,951
Interest-bearing liabilities
   Savings and checking                        52,781,859              0             0             0     52,781,859
   Time deposits <$100,000                      6,456,424     21,121,415     7,793,573        25,000     35,396,412
   Time deposits >$100,000                      9,979,485     42,523,687    46,964,481             0     99,467,653
   Repurchase agreements and
      Federal funds purchased                   5,026,652              0             0             0      5,026,652
   Notes payable and Federal Home
      Loan bank advances                       10,900,000              0             0             0     10,900,000
                                             ------------   ------------   -----------   -----------   ------------
                                               85,144,420     63,645,102    54,758,054        25,000    203,572,576
Net asset (liability) repricing gap          $ 23,443,178   $(48,691,324)  $34,746,114   $11,243,407   $ 20,741,375
                                             ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
   Repricing gap                             $ 23,443,178   $(25,248,146)  $ 9,497,968   $20,741,375
                                             ============   ============   ===========   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's September 30, 2006 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced significant increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The provision for loan losses for the third quarter and the first nine months of 2006 were $217,000 and $519,000 compared to figures of $98,000 and $346,000 for the same periods in 2005. 2005's expenses included a credit rating upgrade of a significant commercial loan customer. This event allowed the removal of specifically allocated reserves previously assigned to the loan. As a result, in 2005, the Bank was able to use the unallocated reserve to support a portion of new loan growth. So although loan growth was similar in the first nine months of 2005 and 2006 the credit upgrade made the provision expense required between the two periods look significantly different. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first nine months of 2006 totaled $1.1 million and represented a 22% increase over last year's first nine month total, which was $936,000. There were two primary factors responsible for the rise, service charge income and gains on loan sales. The service charge income was $63,000 higher in the first nine months of 2006 compared to the similar period in 2005. Non-sufficient funds charges related to the Overdraft Privilege program increased $91,000 but were offset by a decline in business account service charges. Gains on loan sales totaled $141,000 in the first nine months of 2006 compared to $20,000 recorded for the similar period in 2005.

Late last year, the Bank recruited an experienced SBA lender to develop an active SBA lending program. In the third quarter of 2006, the Bank implemented its SBA lending program and was able to originate and sell two loans to various investors for a realized gain of $121,000. The program as designed entails originating SBA loans and selling the guaranteed portion(usually 75%-80%) to an investor for a premium. The Bank intends on retaining the unguaranteed portion of each sold loan and will receive a monthly servicing fee for processing the loan payments. Management is optimistic about the SBA lending program and its continued contributions to non-interest income.

Total non-interest income for the third quarter of 2006 rose $131,000 over that which was recorded in the third quarter of 2005. The gains on loan sales described above comprised 92% of the increase.

Non-interest expenses for the first nine months of 2006 were $5.4 million compared to a total of $5.0 million for 2005, an increase of 9%. The third quarter non-interest expense total was $1.9 million for 2006 and $1.8 million for 2005.

Salaries and benefits for the third quarter of 2006 were essentially flat when compared to the similar period in 2005. Conversely, the year to date totals for salaries and benefits did increase by 6.9% to $2.9 million. On average there were an additional 5.0 full-time equivalent employees between the same nine month period in 2006 and that of 2005. These additions as well as general salary increases resulted in an increased expense of $189,000. Some of the additions to staff were for the Harvey Street Branch, which is scheduled to open on November 6, 2006. The increase in salaries and benefits between the first nine months of 2006 and the similar period in 2005 accounted for 44% of the increase in total non-interest expenses.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Occupancy expenses were $276,000 for the first three quarters of 2006 compared to $231,000 for the first three quarters of 2005. The increase of $44,000 was attributable to expenses associated with getting out of our North Muskegon lease early as well as higher property tax liabilities resulting from land purchases in Norton Shores, North Muskegon and Grand Haven during 2005. The Bank intends to operate a new full service branch at each of these sites. The Grand Haven and North Muskegon branches are replacements of the spaces that are currently leased. Each branch is in various stages of construction. As the branches become functional the occupancy expenses are expected to increase from the additional depreciation costs.

Advertising expenses of $175,000 were recorded for the first nine months of 2006 compared to $118,000 for the same period one year ago. The increase of $57,000 (48%) was mostly attributable to an enhanced marketing campaign. All of the year to date increase was recorded in the third quarter. Advertising costs in the third quarter of 2006 were $59,000 more than those recorded in 2005's third quarter. Advertising costs are likely to escalate given the fact that there are three branches scheduled to open in the next twelve months.

Professional services expenses were $167,000 for the third quarter of 2006, which was an increase of $35,000 (27%) compared to the third quarter of 2005. The increase is primarily related to legal fees associated with a matter addressed late in the second quarter.

The line item showing other non-interest expenses for the first nine months of 2006 has increased $61,000 (6%) compared to the same period in 2005. The most significant item supporting the increase was an upsurge in loan collection expenses of $75,000 between the two periods. A substantial portion of the increase is related to one impaired commercial relationship and the related expenses incurred to liquidate the associated collateral.

The federal tax expense has decreased for both the third quarter and first nine months of 2006 compared to the same periods in 2005. The decreases are related to differences in tax free municipal bond holdings between the two period ends. The effective tax rate for the first nine months and third quarter of 2006 was 31% and 30% compared to 33% and 31% for the first nine months and third quarter of 2005.

                        COMMUNITY SHORES BANK CORPORATION

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2006 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2006, the Company issued and sold 40,000 shares of its common stock to a past employee upon his exercise of a stock option issued to him under the Company's 1998 Employee Stock Option Plan. The Company received an exercise price of $10.00 per share. The $400,000 exercise price for these shares was paid by the employee delivering to the Company $274,100 in cash, and 10,000 shares of common stock of the Company that he already owned having an aggregate value of $125,900. The 40,000 shares issued upon exercise of the stock option were sold in reliance on an exemption from registration under the Securities Act of 1933, based on Section 4(2) of that Act, and Regulation D issued under that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        COMMUNITY SHORES BANK CORPORATION

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

   10.1 Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's July 7, 2006 Form 8-K (SEC File No. 000-51166).

   10.2       Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's July 11, 2006 Form 8-K (SEC File No. 000-51166).

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

   32.1       Section 1350 Certification of Chief Executive Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2       Section 1350 Certification of Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

                                       COMMUNITY SHORES BANK CORPORATION


                                       By: /s/ Heather D Brolick
                                           -------------------------------------
                                           Heather D. Brolick
                                           President and Chief Executive Officer
                                           (principal executive officer)


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

   10.1 Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's July 7, 2006 Form 8-K (SEC File No. 000-51166).

   10.2       Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan
              Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's July 11, 2006 Form 8-K (SEC File No. 000-51166).

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