Form 10KSB
period 2006-12-31
COMMUNITY SHORES BANK CORP
filed 2007-04-02
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended December 31, 2006 Commission File No. 000-51166

                        COMMUNITY SHORES BANK CORPORATION
                 (Name of small business issuer in its charter)

             MICHIGAN                                    38-3423227
(State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                   Identification No.)

               1030 W. NORTON AVENUE, MUSKEGON, MICHIGAN          49441
               (Address of principal executive offices)         (zip code)

                                 (231) 780-1800
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
     Common Stock                 The Nasdaq Stock Market LLC
     ------------                 ---------------------------

       Securities registered under Section 12(g) of the Exchange Act: None

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

      Issuer's revenue for its most recent fiscal year was approximately $18,007,000.

      The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $18,955,000 as of February 28, 2007; based on the average of the closing bid and ask prices ($12.905) on that date.

      As of March 15, 2007, 1,468,800 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II      Portions of 2006 Annual Report to the Shareholders of the
                    issuer.

Part III Portions of the Proxy Statement of the issuer for its May 10, 2007 Annual Meeting

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

Community Shores Mortgage Company (the "Mortgage Company") was incorporated on December 13, 2001. The Mortgage Company, a wholly owned subsidiary of the Bank, originates both commercial and residential real estate loans. Most fixed rate residential real estate loans originated are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company's portfolio are serviced by the Bank pursuant to a servicing agreement.

On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services ("CS Financial Services"). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits, formerly Lead Financial. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services.

In December of 2004, the Company formed Community Shores Capital Trust I, a Delaware business trust. The Trust is administered by a Delaware trust company, and three individual administrative trustees who are employees and officers of the Company. The Trust was established for the purpose of issuing and selling its preferred securities and common securities and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the Company. A majority of the net proceeds received by the Company was used to pay down the outstanding balance on the Company's line of credit. The remaining proceeds were used to contribute capital to the Bank as well as support the general operating expenses of the Company including the debt service on the Company's subordinated debentures. As of year-end 2006, the Company had total consolidated assets of $247 million.

In 2006, the Company achieved its sixth fully profitable year of operations earning $0.89 per diluted share. Year over year earnings per share increased 8.5%. Improvements in the Company's net interest income as well as profits from loan sales positively impacted the bottom line. The Bank's average earning assets grew 7.6% during 2006, which helped improve the Company's net interest income. The increases in gains on loan sales were derived mainly from the sale of Small Business Administration ("SBA")-affiliated loans. Late in 2005, the Bank hired an experienced SBA lender to develop an SBA lending program. The gains are attributed to the sale of the guaranteed portion of floating rate SBA loans originated by the Bank. As a result of our dynamic approach to this business line, the Bank is considered Muskegon's leading SBA lender(1), surpassing the efforts of many large banks in our market. In November 2006, the Bank opened its fourth banking facility located in Norton Shores on Harvey Street.

-----------------
(1) According to the 2006 statistics compiled by the United States Small Business Administration.

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

Real Estate Loans. The Mortgage Company originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Mortgage Company's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell largely all fixed rate residential real estate loans on a servicing released basis in the secondary market, regardless of term or product. The Mortgage Company, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

Commercial and Commercial Real Estate Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. Substantially all Commercial Real Estate Loan originations have been executed by the Mortgage Company, since March of 2002. The Bank and the Mortgage Company generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, liens on real estate, security interests in inventory, accounts receivable and other personal property and/or personal guarantees.

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

COMPETITION

The Company's primary market area is Muskegon County and Northern Ottawa County. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrifts and credit union offices located in the Company's market area. Most are branches of larger financial institutions and are not 100% locally owned, with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. Most of the Company's competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.

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

The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of the Mortgage Company and the third party arrangements with Lakeshore Employee Benefits and Sorrento Pacific discussed above, neither the Company nor any of its subsidiaries engages in any of the non-banking activities listed above.

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

The Bank is subject to restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to the Company or its other subsidiaries, to investments in stock or other securities issued by the Company, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, the Company or its other subsidiaries. Federal law restricts the ability of the Company or its other subsidiaries to borrow from the Bank by limiting the aggregate amount that may be borrowed and by requiring that all the loans be secured in designated amounts by specified forms of collateral.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $2,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $2,750,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2006, was approximately $2,810,000, subject to a higher legal lending limit of approximately $4,683,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The President of the Bank, the Chief Lending Officer of the Bank and the President of the Mortgage Company each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000. Together, their delegated authority, where they deem it appropriate, is $2,000,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. The last loan review was performed in July 2006. The Bank is scheduled to undergo its next review in July of 2007.

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

The Bank's Investments. The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Among the equity investments permitted for the Bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency (such as CS Financial Services), mortgage company (such as the Mortgage Company), real estate company, or Michigan business and industrial development company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank for specified periods. The Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval at any time.

ENVIRONMENTAL MATTERS

The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

As of December 31, 2006, the Bank had 61 full-time and 22 part-time employees. No area of the Bank is represented by collective bargaining agents.

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2006, 2005 and 2004 only.

CONSOLIDATED RESULTS OF OPERATIONS:

                                                        2006          2005           2004
                                                    ------------  ------------  ------------
Interest Income                                     $ 16,489,789  $ 13,538,296  $ 10,316,411
Interest Expense                                       8,011,846     5,377,328     3,870,929
                                                    ------------  ------------  ------------
Net Interest Income                                    8,477,943     8,160,968     6,445,482
Provision for loan losses                                720,701       853,728       460,067
Non interest income                                    1,517,425     1,263,139       977,806
Non interest expense                                   7,390,598     6,785,271     5,744,642
                                                    ------------  ------------  ------------
Income before income tax expense                       1,884,069     1,785,108     1,218,579
Income tax expense (benefit)                             568,757       572,427       414,933
                                                    ------------  ------------  ------------
Net income                                          $  1,315,312  $  1,212,681  $    803,646

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                        $246,980,831  $222,166,351  $193,502,608
Cash and cash equivalents                              9,070,270     4,651,459     2,375,615
Securities                                            18,442,272    18,902,432    16,930,341
Loans held for sale                                      165,070             0             0
Gross loans                                          207,432,376   192,644,742   171,451,202
Allowance for loan losses                              2,549,016     2,612,581     2,039,198
Other assets                                          14,419,859     8,580,299     4,784,648

Deposits                                             214,282,412   190,451,101   158,820,523
Federal funds purchased  and repurchase agreements     4,494,614     6,065,010     9,980,778
Federal Home Loan Bank Advances                        6,000,000     6,000,000     6,000,000
Notes Payable                                            400,000             0             0
Subordinated Debentures                                4,500,000     4,500,000     4,500,000
Other                                                  1,585,180       650,329       801,975

Shareholders' equity                                  16,118,625    14,499,911    13,399,332

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                    0.57%         0.57%         0.42%
Return on average shareholders' equity                      8.59%         8.63%         6.17%
Average equity to average assets                            6.59%         6.60%         6.80%

Dividend payout ratio                                        N/A           N/A           N/A

Non performing loans to total loans and leases              0.54%         0.59%         0.44%

Tier 1 leverage capital ratio                               8.65%         8.73%         9.35%
Tier 1 leverage risk-based capital ratio                    9.23%         9.48%        10.00%
Total risk-based capital ratio                             10.37%        10.73%        11.15%

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Per Share Data:                         2006         2005        2004
                                     ----------  ----------  ----------
Net Income:
     Basic                           $     0.91  $     0.85  $     0.56
     Diluted                               0.89        0.82        0.55

Book value at end of period               10.99       10.09        9.37
Dividends declared                          N/A         N/A         N/A
Weighted average shares outstanding   1,447,485   1,434,185   1,430,000
Diluted average shares outstanding    1,478,168   1,471,939   1,464,362

NET INTEREST EARNINGS

Years Ended December 31:                              2006                               2005
                                        Average                Average       Average                Average
                                       Balance     Interest   Yield/Rate     Balance     Interest  Yield/Rate
                                     ------------ ----------- ----------  ------------ ----------- ----------
Assets
    Federal funds sold and interest
      bearing deposits with banks    $  3,115,319 $   144,855      4.65% $  2,015,919 $    62,276       3.09%
    Securities (1),(2)                 19,371,304     843,013      4.35    18,857,818     764,305       4.05
    Loans (3)                         198,625,907  15,617,761      7.86   184,690,712  12,781,600       6.92
                                     ------------ -----------    ------  ------------ -----------     ------
                                      221,112,530  16,605,629      7.51   205,564,449  13,608,181       6.62
    Other assets                       11,058,121                           7,466,078
                                     ------------                        ------------
                                     $232,170,651                        $213,030,527
                                     ============                        ============

Liabilities and Shareholders' Equity
    Interest-bearing deposits        $180,734,753 $ 7,044,480      3.90  $160,282,633 $ 4,530,508       2.83
    Federal funds purchased and
        repurchase agreements           7,072,189     271,502      3.84    10,915,239     253,864       2.33
    Subordinated debentures, notes

        Payable and FHLB Advances      10,805,218     695,864      6.44    10,500,000     592,956       5.65
                                     ------------ -----------    ------  ------------ -----------     ------
                                      198,612,160   8,011,846      4.03   181,697,872   5,377,328       2.96
                                                  -----------                         -----------
    Noninterest-bearing deposits       17,505,342                          16,457,530
    Other liabilities                     743,435                             821,761
    Shareholders' Equity               15,309,714                          14,053,364
                                     ------------                        ------------
                                     $232,170,651                        $213,030,527
                                     ============                        ============

Net interest income (tax equivalent
basis)                                              8,593,783                           8,230,853
                                                  ===========                         ===========
Net interest spread on earning
assets (tax equivalent basis)                                      3.48%                                3.66%
                                                                 ======                               ======
Net interest margin on earning
assets (tax equivalent basis)                                      3.89%                                4.00%
                                                                 ======                               ======
Average interest-earning assets to
  Average interest-bearing
  liabilities                                                    111.33%                              113.14%
                                                                 ======                               ======

Tax equivalent adjustment                             115,840                              69,885
                                                  -----------                         -----------
Net Interest Income                               $ 8,477,943                         $ 8,160,968
                                                  ===========                         ===========


Years Ended December 31:                             2004
                                       Average                  Average
                                        Balance    Interest    Yield/Rate
                                     ------------ ------------ ----------
Assets
    Federal funds sold and interest
      bearing deposits with banks    $  3,266,803 $     34,305       1.05%
    Securities (1),(2)                 17,932,392      623,955       3.48
    Loans (3)                         162,549,306    9,674,621       5.95
                                     ------------ ------------     ------
                                      183,748,501   10,332,881       5.62
    Other assets                        7,735,187
                                     ------------
                                     $191,483,688
                                     ============

Liabilities and Shareholders' Equity
    Interest-bearing deposits        $142,608,273 $  3,223,957       2.26
    Federal funds purchased and
        repurchase agreements          11,585,877      150,098       1.30
    Subordinated debentures, notes
        Payable and FHLB Advances       8,970,355      496,874       5.54
                                     ------------ ------------     ------
                                      163,164,505    3,870,929       2.37
                                                  ------------
    Noninterest-bearing deposits       14,628,041
    Other liabilities                     666,455
    Shareholders' Equity               13,024,687
                                     $191,483,688
                                     ============

Net interest income (tax equivalent
basis)                                               6,461,952
                                                  ============
Net interest spread on earning
assets (tax equivalent basis)                                        3.25%
                                                                   ======
Net interest margin on earning
assets (tax equivalent basis)                                        3.52%
                                                                   ======
Average interest-earning assets to
  Average interest-bearing
  liabilities                                                      112.62%
                                                                   ======

Tax equivalent adjustment                               16,470
                                                  ------------
Net Interest Income                               $  6,445,482
                                                  ============

-------------
(1) Includes Federal Home Loan Bank Stock.

(2) Adjusted to a fully tax equivalent basis.

(3) Includes loans held for sale and non-accrual loans.

RATE VOLUME ANALYSIS

                                                     Year ended December 31,          Year ended December 31,
                                                          2006 over 2005                2005 over 2004
                                                Total       Volume       Rate     Total      Volume       Rate
                                              ---------- ----------  ---------- ---------- ----------  -----------
Increase (decrease) in interest income
        Federal funds sold and interest-
          bearing deposits with banks         $   82,579 $   42,869  $   39,710 $   27,971 $  (17,337) $    45,308
        Securities (1),(2)                        78,708     21,226      57,482    140,350     33,465      106,885
        Loans (3)                              2,836,161  1,011,212   1,824,949  3,106,979  1,415,536    1,691,443
                                              ---------- ----------  ---------- ---------- ----------  -----------
                Net change in interest income  2,997,448  1,075,307   1,922,141  3,275,300  1,431,664    1,843,636

Increase (decrease) in interest expense
        Interest-bearing deposits              2,513,971    812,716   1,701,255  1,306,551    719,581      586,970
        Federal funds purchased and
          repurchase agreements                   17,638   (109,800)    127,438    103,766     (9,157)     112,923
        Subordinated debentures, notes
          payable and FHLB advances              102,908     17,651      85,257     96,082     86,212        9,870
                                              ---------- ----------  ---------- ---------- ----------  -----------
          Net change in interest expense       2,634,517    720,567   1,913,950  1,506,399    796,636      709,763
                                              ---------- ----------  ---------- ---------- ----------  -----------
        Net change in net interest income     $  362,931 $  354,740  $    8,191 $1,768,901 $  635,028  $ 1,133,873
                                              ========== ==========  ========== ========== ==========  ===========

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.

                                       Balance at         Balance at        Balance at
                                    December 31, 2006  December 31, 2005  December 31, 2004
                                    -----------------  -----------------  -----------------
U.S. Treasuries                     $               0  $               0  $               0
U.S. Government and federal agency          4,408,178          5,360,898          5,406,061
Municipals                                  5,965,351          5,625,140          1,125,097
Mortgage-backed and collateralized
mortgage obligations                        8,068,743          7,916,394         10,399,184
                                    -----------------  -----------------  -----------------
                                    $      18,442,272  $      18,902,432  $      16,930,342
                                    =================  =================  =================

The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

         2006               One Yr or Less     1 - 5 Years     Over 5 Years     Total
--------------------------  --------------   ---------------  -------------  ------------
Treasury                    $            0   $             0  $           0  $          0
Government Agency                  997,763         2,934,862        475,553     4,408,178
Municipals                         363,164         1,393,240      4,208,948     5,965,352
Mortgage Backed Securities         318,365         2,320,362      5,430,016     8,068,743
                            --------------   ---------------  -------------  ------------
Total                       $    1,679,292   $     6,648,464  $  10,114,517  $ 18,442,273
                            ==============   ===============  =============  ============
Weighted Average Yield                2.65%             3.99%          4.37%         4.09%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

----------------
(1) Includes Federal Home Loan Bank Stock.

(2) Adjusted to a fully tax equivalent basis.

(3) Includes loans held for sale and non-accrual loans.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

  2006      Issuer  Book Value  Market Value
----------  ------  ----------  ------------
             FHLMC  $3,138,872  $  3,079,621
             FNMA    6,925,902     6,763,798

LOAN PORTFOLIO

The composition of the loan portfolio for each period is detailed in the following table.

                           December 31, 2006   December 31, 2005    December 31, 2004   December 31, 2003    December 31, 2002
                             Balance        %    Balance         %    Balance         %   Balance          %     Balance       %
                           ------------------- ------------------- -------------------- -------------------- -------------------
Commercial                 $ 90,297,059   43.5 $ 85,751,222   44.6 $  80,385,707   46.9 $  65,465,085   43.7   62,661,644   44.3
Real estate - Commercial     78,012,565   37.6   68,445,169   35.5    56,484,601   32.9    50,440,113   33.6   44,681,761   31.6
Real estate - Residential    10,172,321    5.0    9,366,098    4.9     7,210,940    4.2     6,213,613    4.1    5,819,289    4.1
Real estate - Construction    1,334,276    0.6    1,636,526    0.8     2,205,563    1.3     3,109,574    2.1    1,853,099    1.3
Consumer                     27,616,155   13.3   27,445,727   14.2    25,164,391   14.7    24,721,700   16.5   26,437,827   18.7
                           ------------  ----- ------------  ----- -------------  ----- -------------  ----- ------------  -----
                           $207,432,376  100.0 $192,644,742  100.0 $ 171,451,202  100.0 $ 149,950,085  100.0 $141,453,620  100.0
                           ============  ===== ============  ===== =============  ===== =============  ===== ============  =====
Less allowance for loan
losses                        2,549,016           2,612,581            2,039,198            1,927,756           1,898,983
                           ------------        ------------        -------------        -------------        ------------
                           $204,883,360        $190,032,161        $ 169,412,004        $ 148,022,329        $139,554,637
                           ============        ============        =============        =============        ============

The non-accrual, past due and restructured loans as of the end of each period are reported below.

                                    December 31  December 31   December 31  December 31  December 31
                                        2006        2005          2004         2003          2002
                                    -----------  ------------  -----------  -----------  -----------
Loans on nonaccrual status          $   401,000  $    749,000  $   598,000  $   116,000  $   521,000
Loans 90 days or more past due and
   accruing interest                    730,000       379,000      115,000      844,000      317,000
Troubled debt restructuring                   0             0            0            0            0
                                    -----------  ------------  -----------  -----------  -----------
                                    $ 1,131,000  $  1,128,000  $   753,000  $   960,000  $   838,000
                                    ===========  ============  ===========  ===========  ===========

Included below is the 2006 interest information on non-accrual, past due and restructured loans.

                                                 2006
                                              ----------
Average of impaired loans during the year     $1,090,796
Interest income recognized during impairment      15,602
Cash-basis interest income recognized             10,366

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                     Twelve Months   Twelve Months   Twelve Months   Twelve Months   Twelve Months
                                     Ended 12/31/06  Ended 12/31/05  Ended 12/31/04  Ended 12/31/03  Ended 12/31/02
                                     --------------  --------------  --------------  --------------  --------------
Beginning Balance                    $    2,612,581  $    2,039,198  $    1,927,756  $    1,898,983  $    1,535,543
Charge-offs
     Commercial                            (548,601)       (130,602)       (198,941)       (177,922)              0
     Real Estate - Commercial               (54,000)         (1,236)        (23,408)       (251,654)       (150,740)
     Real Estate - Residential               (5,234)              0               0         (23,363)              0
     Real Estate - Construction                   0               0               0         (14,247)              0
     Consumer                              (233,858)       (179,218)       (222,481)       (213,660)       (162,781)
                                     --------------  --------------  --------------  --------------  --------------
                                           (841,693)       (311,056)       (444,830)       (680,846)       (313,521)
                                     --------------  --------------  --------------  --------------  --------------

Recoveries
     Commercial                              11,471          (2,799)         60,855         107,749               0
     Real Estate - Commercial                     0               0           2,165          31,234           6,743
     Real Estate - Residential                    0               0               0          14,989               0
     Real Estate - Construction                   0               0               0               0               0
     Consumer                                45,956          33,510          33,185          61,408          45,378
                                     --------------  --------------  --------------  --------------  --------------
                                             57,427          30,711          96,205         215,380          52,121
                                     --------------  --------------  --------------  --------------  --------------
Net Charge-offs                            (784,266)       (280,345)       (348,625)       (465,466)       (261,400)
                                     --------------  --------------  --------------  --------------  --------------
Provision charged against operating
expense                                     720,701         853,728         460,067         494,239         624,840
                                     --------------  --------------  --------------  --------------  --------------
Ending Balance                       $    2,549,016  $    2,612,581  $    2,039,198  $    1,927,756  $    1,898,983
                                     ==============  ==============  ==============  ==============  ==============

Allocation of the Allowance for Loan Losses:

                                      2006              2005                 2004                2003               2002
                                          % of                % of                % of                % of                % of
                                        Loans in            Loans in            Loans in            Loans in            Loans in
                                          Each                Each                Each                Each                Each
                                        Category            Category            Category            Category            Category
                                        to Total            to Total            to Total            to Total            to Total
                               Amount     Loans    Amount    Loans     Amount    Loans     Amount     Loans    Amount    Loans
                             ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
Balance at End of Period
Applicable To:

Commercial                   $1,239,909     43.5 $1,460,911     44.6 $1,062,232     46.9 $  996,728     43.7 $  862,436     44.3
Real estate - Commercial        943,907     37.6    777,331     35.5    632,459     32.9    576,778     33.6    663,579     31.6
Real estate - Residential        50,862      5.0     46,830      4.9     36,055      4.2     30,708      4.1     43,645      4.1
Real estate - Construction       15,344      0.6     18,820      0.8     25,364      1.3     35,760      2.1     24,090      1.3
Consumer                        298,994     13.3    308,689     14.2    283,088     14.7    287,782     16.5    305,233     18.7
Unallocated                           0      0.0          0      0.0          0      0.0          0      0.0          0        0
                             ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
Total                        $2,549,016    100.0 $2,612,581    100.0 $2,039,198    100.0 $1,927,756    100.0 $1,898,983   100.00
                             ========== ======== ========== ======== ========== ======== ========== ======== ========== ========

As of both period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion on the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information in Management's Discussion and Analysis on pages 8 through 10 of the 2006 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Office:

                               Average      Average      Average     Average      Average     Average
                             Balance 2006  Rate 2006  Balance 2005  Rate 2005  Balance 2004  Rate 2004
                             ------------  ---------  ------------  ---------  ------------  ---------
Non Interest Bearing Demand  $ 17,505,342        N/A  $ 16,457,530        N/A  $ 14,628,041        N/A
Interest Bearing Demand        26,340,816       4.95%   33,271,743       2.77%   47,535,611       1.42%
Savings                        12,927,421       3.03    15,537,817       1.75    14,781,998       1.00
Time Deposits                 141,466,516       3.78   111,473,073       2.99    80,290,664       2.99
                             ------------  ---------  ------------  ---------  ------------  ---------
Total                        $198,240,095       3.90% $176,740,163       2.83% $157,236,314       2.26%
                             ============  =========  ============  =========  ============  =========

The Company had no foreign banking offices at December 31, 2006.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2006.

                                                       Over Six
                             Within      Over Three    Through
                             Three      Through Six     Twelve      Over Twelve
                             Months        Months       Months         Months        Total
                          ------------  ------------  -----------  -------------  ------------
Time Deposits > $100,000  $ 31,777,162  $ 18,300,957  $26,544,718  $  31,958,134  $108,580,971

SHORT-TERM BORROWINGS

On December 31, 2006, 2005, and 2004 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at the specified year-ends are as follows:

                                             Repurchase     Federal Funds
                                             Agreements       Purchased
                                           -------------   --------------
Outstanding at December 31, 2006           $   4,494,614   $            0
    Average interest rate at year end               3.34%            0.00%
    Average balance during year                4,993,710        2,078,479
    Average interest rate during year               3.17%            5.46%
    Maximum month end balance during year       5,758,378       6,700,000

Outstanding at December 31, 2005           $   6,065,010   $            0
    Average interest rate at year end               2.83%            0.00%
    Average balance during year                7,757,732        3,157,507
    Average interest rate during year               1.88%            3.42%
    Maximum month end balance during year     10,776,372       10,600,000

Outstanding at December 31, 2004           $   9,980,778   $            0
    Average interest rate at year end               1.24%            0.00%
    Average balance during year                9,314,156        2,271,721
    Average interest rate during year               1.16%            1.86%
    Maximum month end balance during year     11,480,726        5,550,000

INTEREST  RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2006 and discussion of interest rate sensitivity are incorporated here by reference to Management's Discussion and Analysis at pages 14 and 15 of the 2006 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up, including a night depository and ATM.

The Bank's second location is at 15190 Newington Drive, Grand Haven, Michigan. The Bank secured a lease on September 1, 1999, which had a term of five years. On April 8, 2004, the Bank exercised its renewal option and extended the lease for an additional three years under the same terms as the original lease. The leased space has 2,075 square feet of office space and one drive-up lane. A stand-alone ATM is also available at the Grand Haven location. In December of 2005, the Bank acquired 1.25 acres of property for $1.13 million and late in the third quarter of 2006 began construction of a new banking facility. The Bank expects to relocate its existing Grand Haven office to this location at 1120 S. Beacon Boulevard, Grand Haven, Michigan, once its lease expires in 2007.

For more information on the Company's future lease commitments see Note 11 on page 37 of the 2006 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

The third banking location is at 180 Causeway Road in the City of North Muskegon and is slightly more than 4,000 square feet. The facility has a three lane drive-up, including a night depository and an ATM.

In November of 2006, the Bank completed construction of its fourth banking location at Harvey and Mt. Garfield Road, in Norton Shores. The two-story facility is a little less than 20,000 square feet with a three-lane drive-up, including a night depository and an ATM.

In October 2006, the Bank finalized the purchase of vacant land located on Apple Avenue at Quarterline in the City of Muskegon. The purchase price of the property was $721,000. The intention of the Bank is to build a fifth banking location.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption "Stock Information" on page 46 of the 2006 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

        The following table summarizes information, as of December 31, 2006, relating to the Company's compensation plans under which equity securities are authorized for issuance.

                                                                                  Number of securities
                                   Number of securities    Weighted average     remaining available for
                                     to be issued upon     exercise price of  future issuance under equity
                                  exercise of outstanding     outstanding          compensation plans
                                         options,          options, warrants     (excluding securities
Plan Category                       warrants and rights       and rights        reflected in column (a))
-------------                     -----------------------  -----------------  ----------------------------
                                           (a)                    (b)                      (c)
Equity compensation plans                 115,775                $10.74                  55,000
approved by security holders (1)

Equity compensation plans not                   0                     0                       0
approved by security holders

Total                                     115,775                $10.74                  55,000

------------
(1) The plans referred to are the Company's Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 5 of the 2006 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7.  FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, dated March 14, 2007, in the 2006 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information presented under the captions "Election of Directors-Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its May 10, 2007 annual meeting of shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Joy R. Nelson, Bruce C. Rice and Roger
W. Spoelman. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

The Company has adopted a Code of Ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Report.

ITEM 10. EXECUTIVE COMPENSATION

The information presented under the caption "Executive Compensation" in the Proxy Statement is incorporated here by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

The information in Item 5 of this Report under the caption "Equity Plan Compensation Information" is incorporated here by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

The information presented under the captions "Corporate Governance-Director Independence" and "Transactions with Related Persons" in the Proxy Statement is incorporated here by reference.

ITEM 13.  EXHIBITS

EXHIBIT NO.                                     EXHIBIT DESCRIPTION
  3.1        Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004
             Form 10-QSB (SEC file no. 333-63769).

  3.2        Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company's 8-K filed July
             5, 2006 (SEC file no. 000-5166)

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

 10.5        Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust
             Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit
             10.20 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

 10.6        Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche
             Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware
             Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December
             17, 2004 is incorporated by reference to exhibit 10.21 of the Company's December 31, 2004 Form 10-KSB
             (SEC file no. 000-51166).

 10.7        Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust
             Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

 10.8        Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and
             Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit
             10.23 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

--------------
* Management contract or compensatory plan or arrangement.

 10.9        Purchase Agreement between Community Shores Bank and POT #103, Inc. is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed May 9, 2005 (SEC file no. 000-51166).

10.10        Development Coordination Agreement with Investment Property Associates, Inc is incorporated by reference to exhibit 10.1 of the Company's May 9, 2005 Form 8-K filed May 10, 2005 (SEC file no.
             000-51166).

10.11        2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.12        2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.13        Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Form 8-K filed May 17, 2005 (SEC file no.
             000-51166).*

10.14        Form of stock option agreement for options granted to directors under the 2005 Director Stock Option
             Plan is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed December 13, 2005.*

10.15        Purchase Agreement between Community Shores Bank and Baumgardner-Hogan Real Estate, LLC is
             incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 2, 2005 (SEC file number 000-51166).

10.16        Purchase Agreement between Community Shores Bank and Williamsburg Court Apartments, LLC is
             incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 10, 2005 (SEC file
             no. 000-51166).

10.17        Replacement Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank
             National Association dated August 1, 2005 is incorporated by reference to exhibit 10.1 of the
             Company's Form 8-K filed December 16, 2005 (SEC file no. 000-51166).

10.18        First Amendment to Revolving Loan Agreement and Cancellation of Pledge Agreement between Community
             Shores Bank Corporation and LaSalle Bank National Association dated August 1, 2005 is incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed December 16, 2005 (SEC file no. 000-51166).

10.19        Development Coordination Agreement with Investment Property Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed April 18, 2006 (SEC file no. 000-51166).

-------------
* Management contract or compensatory plan or arrangement.

10.20        Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed July 7, 2006 (SEC File no. 000-51166).

10.21        Addendum #2 to the Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed May 18, 2006 (SEC File no. 000-51166).

10.22        Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed July 11, 2006 (SEC File no. 000-51166).

10.23        Extension Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank National
             Association dated August 1, 2006 is incorporated by reference to exhibit 10.1 of the Company's Form
             8-K filed September 11, 2006 (SEC file no. 000-51166).

10.24        Second Amendment to Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle
             Bank National Association dated August 1, 2006 is incorporated by reference to exhibit 10.2 of the
             Company's Form 8-K filed September 11, 2006 (SEC file no. 000-51166).

10.25        Addendum #4 to Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC extending the contingency period is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed
             September 27, 2006 (SEC file no. 000-51166).

10.26        Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to exhibit
             10.1 of the Company's Form 8-K filed February 2, 2007 (SEC file no. 000-51166)*.

10.27        Summary of 2007 Director Compensation Arrangement. *

   13        2006 Annual Report to Shareholders of the Company.  Except for the portions of the 2006 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2006 Annual
             Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

   14        Code of Ethics is incorporated by reference to exhibit 14 of the Company's December 31, 2003 Form
             10-KSB (SEC file no. 333-63769).

   21        Subsidiaries of the Issuer.

   23        Consent of Independent Registered Public Accounting Firm.

 31.1        Rule 13a-14(a) Certification of the principal executive officer

------
* Management contract or compensatory plan or arrangement.

31.2         Rule 13a-14(a) Certification of the principal financial officer.

32.1         Section 1350 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Section 1350 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information presented under the caption "Ratification of Appointment of Independent Registered Public Accountants-Principal Accountant Fees and Services" in the Proxy Statement is incorporated here by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2007.

                             COMMUNITY SHORES BANK CORPORATION

                             /s/ Heather D. Brolick
                             ________________________________________________
                             Heather D. Brolick
                             President, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 28, 2007.

/s/ Gary F. Bogner
____________________________________     _______________________________________
Gary F. Bogner, Chairman                 Joy R. Nelson, Director

/s/ Dennis L. Cherette                   /s/ Bruce C. Rice
____________________________________     _______________________________________
Dennis L. Cherette, Vice Chairman        Bruce C. Rice, Director

/s/ Robert L. Chandonnet
____________________________________     _______________________________________
Robert L. Chandonnet, Director           Roger W. Spoelman, Director

                                         /s/ Steven P. Moreland
____________________________________     _______________________________________
Jonathon L. Smith, Director              Steven P. Moreland, Director

/s/ Bruce J. Essex
____________________________________
Bruce J. Essex, Director

/s/ Heather D. Brolick                   /s/ Tracey A. Welsh
____________________________________     _______________________________________
Heather D. Brolick, President, Chief     Tracey A. Welsh, Senior Vice President,
Executive Officer and Director           Chief Financial Officer and Treasurer
(principal executive officer)            (principal financial and accounting
                                         officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                            EXHIBIT DESCRIPTION
 3.1          Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004
              Form 10-QSB (SEC file no. 333-63769).

 3.2          Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company's 8-K filed July
              5, 2006 (SEC file no. 000-5166)

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

10.5          Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust
              Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit
              10.20 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6          Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche
              Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware
              Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December
              17, 2004 is incorporated by reference to exhibit 10.21 of the Company's December 31, 2004 Form 10-KSB
              (SEC file no. 000-51166).

10.7          Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust
              Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.8          Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and
              Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit
              10.23 of the Company's December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

-------------
* Management contract or compensatory plan or arrangement.

 10.9         Purchase Agreement between Community Shores Bank and POT #103, Inc. is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed May 9, 2005 (SEC file no. 000-51166).

10.10         Development Coordination Agreement with Investment Property Associates, Inc is incorporated by reference to exhibit 10.1 of the Company's May 9, 2005 Form 8-K filed May 10, 2005 (SEC file no.
              000-51166).

10.11         2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.12         2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company's proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.13         Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company's Form 8-K filed May 17, 2005 (SEC file
              no. 000-51166).*

10.14         Form of stock option agreement for options granted to directors under the 2005 Director Stock
              Option Plan is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed
              December 13, 2005.*

10.15         Purchase Agreement between Community Shores Bank and Baumgardner-Hogan Real Estate, LLC is
              incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 2, 2005
              (SEC file number 000-51166).

10.16         Purchase Agreement between Community Shores Bank and Williamsburg Court Apartments, LLC is
              incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed November 10, 2005
              (SEC fileno. 000-51166).

10.17         Replacement Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank
              National Association dated August 1, 2005 is incorporated by reference to exhibit 10.1 of the
              Company's Form 8-K filed December 16, 2005 (SEC file no. 000-51166).

10.18         First Amendment to Revolving Loan Agreement and Cancellation of Pledge Agreement between Community
              Shores Bank Corporation and LaSalle Bank National Association dated August 1, 2005 is incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed December 16, 2005 (SEC file no.
              000-51166).

10.19         Development Coordination Agreement with Investment Property Associates, Inc. is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed April 18, 2006 (SEC file no. 000-51166).

--------------
* Management contract or compensatory plan or arrangement.

10.20         Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company's Form 8-K filed July 7, 2006 (SEC File no. 000-51166).

10.21         Addendum #2 to the Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed May 18, 2006 (SEC File no. 000-51166).

10.22         Addendum #3 to the Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed July 11, 2006 (SEC File no.
              000-51166).

10.23         Extension Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle Bank National
              Association dated August 1, 2006 is incorporated by reference to exhibit 10.1 of the Company's Form
              8-K filed September 11, 2006 (SEC file no. 000-51166).

10.24         Second Amendment to Revolving Loan Agreement between Community Shores Bank Corporation and LaSalle
              Bank National Association dated August 1, 2006 is incorporated by reference to exhibit 10.2 of the
              Company's Form 8-K filed September 11, 2006 (SEC file no. 000-51166).

10.25         Addendum #4 to Buy and Sell Agreement with Baumgardner-Hogan Real Estate, LLC extending the contingency period is incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed
              September 27, 2006 (SEC file no. 000-51166).

10.26         Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to exhibit
              10.1 of the Company's Form 8-K filed February 2, 2007 (SEC file no. 000-51166)*.

10.27         Summary of 2007 Director Compensation Arrangement. *

   13         2006 Annual Report to Shareholders of the Company.  Except for the portions of the 2006 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2006 Annual
              Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

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

-------------
* Management contract or compensatory plan or arrangement.

32.1          Section 1350 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Section 1350 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.