Form 10QSB
period 2007-03-31
COMMUNITY SHORES BANK CORP
filed 2007-05-15
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

                                 Yes  X    No
                                     ---      ---

At April 30, 2007, 1,468,800 shares of Common Stock of the issuer were outstanding.

Indicate by check mark whether the registrant is a shell company as defined by Rule 12-b2 of the Exchange Act).

                                 Yes      No  X
                                    ---      ---

Transitional Small Business Disclosure Format:

                                 Yes      No  X
                                    ---      ---

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1. Financial Statements......................................       1
   Item 2. Management's Discussion and Analysis......................      13
   Item 3. Controls and Procedures...................................      23

PART II. Other Information
   Item 1. Legal Proceedings.........................................      23
   Item 2. Unregistered Sale of Equity Securities and Use of
           Proceeds..................................................      23
   Item 3. Defaults upon Senior Securities...........................      24
   Item 4. Submission of Matters to a Vote of Security Holders.......      24
   Item 5. Other Information.........................................      24
   Item 6. Exhibits..................................................      24
   Signatures........................................................      25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    December 31,
                                                                          2007           2006
                                                                      ------------   ------------
ASSETS
Cash and due from financial institutions                              $  3,458,878   $  3,398,155
Interest-bearing deposits in other financial institutions                   77,506         72,115
Federal funds sold                                                       9,000,000      5,600,000
                                                                      ------------   ------------
   Cash and cash equivalents                                            12,536,384      9,070,270

Securities
   Available for sale (at fair value)                                   14,771,664     13,184,437
   Held to maturity (fair value of $5,230,327 at March 31, 2007 and
      $5,219,555 at December 31, 2006)                                   5,254,568      5,257,835
                                                                      ------------   ------------
      Total securities                                                  20,026,232     18,442,272
Loans held for sale                                                        135,371        165,070
Loans                                                                  205,848,341    207,432,376
Less: Allowance for loan losses                                          2,588,475      2,549,016
                                                                      ------------   ------------
   Net loans                                                           203,259,866    204,883,360
Federal Home Loan Bank stock                                               404,100        404,100
Premises and equipment, net                                             11,683,835     10,958,821
Accrued interest receivable                                              1,197,759      1,249,680
Other assets                                                             2,305,642      1,807,258
                                                                      ------------   ------------
      Total assets                                                    $251,549,189   $246,980,831
                                                                      ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                               $ 17,029,107   $ 17,179,082
   Interest bearing                                                    200,573,367    197,103,330
                                                                      ------------   ------------
      Total deposits                                                   217,602,474    214,282,412
Federal funds purchased and repurchase agreements                        5,695,329      4,494,614
Federal Home Loan Bank advances                                          6,000,000      6,000,000
Subordinated debentures                                                  4,500,000      4,500,000
Notes payable                                                              400,000        400,000
Accrued expenses and other liabilities                                     947,813      1,185,180
                                                                      ------------   ------------
      Total liabilities                                                235,145,616    230,862,206

Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                                             0              0
   Common stock, no par value; 9,000,000 shares authorized;
     1,468,800 and 1,466,800 shares issued at March 31, 2007 and
   December 31, 2006                                                    13,296,462     13,274,098
   Retained earnings                                                     3,256,402      3,027,774
   Accumulated other comprehensive loss                                   (149,291)      (183,247)
                                                                      ------------   ------------
   Total shareholders' equity                                           16,403,573     16,118,625
                                                                      ------------   ------------
   Total liabilities and shareholders' equity                         $251,549,189   $246,980,831
                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    Three        Three
                                                                   Months       Months
                                                                    Ended        Ended
                                                                  March 31,    March 31,
                                                                    2007         2006
                                                                 ----------   ----------
Interest and dividend income
   Loans, including fees                                         $4,057,022   $3,528,551
   Securities and FHLB dividends                                    201,473      180,316
   Federal funds sold and other income                               70,669      100,982
                                                                 ----------   ----------
      Total interest income                                       4,329,164    3,809,849

Interest expense
   Deposits                                                       2,111,491    1,538,972
   Repurchase agreements, federal funds purchased,
      and other debt                                                 50,999       34,766
   Federal Home Loan Bank advances and subordinated debentures      178,407      161,323
                                                                 ----------   ----------
      Total interest expense                                      2,340,897    1,735,061
                                                                 ----------   ----------
NET INTEREST INCOME                                               1,988,267    2,074,788
Provision for loan losses                                           127,231       78,153
                                                                 ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               1,861,036    1,996,635

Noninterest income
   Service charges on deposit accounts                              208,395      238,113
   Gain on sale of loans                                            133,891        4,735
   Gain on sale of securities                                         1,986            0
   Gain (loss) on disposal of equipment                                  80         (124)
   Other                                                            110,764       77,599
                                                                 ----------   ----------
     Total noninterest income                                       455,116      320,323

Noninterest expense
   Salaries and employee benefits                                 1,135,722      991,046
   Occupancy                                                        143,289       87,298
   Furniture and equipment                                          146,346       96,517
   Advertising                                                       57,900       42,857
   Data processing                                                  104,680       93,764
   Professional services                                            140,951      127,272
   Other                                                            318,209      353,170
                                                                 ----------   ----------
     Total noninterest expense                                    2,047,097    1,791,924
                                                                 ----------   ----------
INCOME BEFORE FEDERAL INCOME TAXES                                  269,055      525,034
Federal income tax expense                                           40,427      161,444
                                                                 ----------   ----------
NET INCOME                                                       $  228,628   $  363,590
                                                                 ==========   ==========

COMPREHENSIVE INCOME                                             $  262,584   $  290,952
Weighted average shares outstanding                               1,468,733    1,436,800
                                                                 ==========   ==========
Diluted average shares outstanding                                1,488,589    1,474,279
                                                                 ==========   ==========
Basic earnings per share                                         $     0.16   $     0.25
                                                                 ==========   ==========
Diluted earnings per share                                       $     0.15   $     0.25
                                                                 ==========   ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Accumulated
                                                                               Other           Total
                                                   Common      Retained    Comprehensive   Shareholders'
                                      Shares       Stock       Earnings    Income (Loss)       Equity
                                    ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2006          1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911
Stock compensation expense                              664                                         664
Comprehensive income:
   Net income                                                    363,590                        363,590
   Unrealized loss on securities
      available-for-sale, net                                                  (72,638)         (72,638)
                                                                                            -----------
      Total comprehensive income                                                                290,952
                                    ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2006           1,436,800   $12,999,334   $2,076,052     $(283,859)     $14,791,527
                                    =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2007          1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625
Proceeds from the exercise of
   stock options                        2,000        20,460                                      20,460
Tax benefit from stock option
   exercises                                          1,904                                       1,904
Comprehensive income:
   Net income                                                    228,628                        228,628
   Unrealized gain on securities
      available-for-sale, net                                                   33,956           33,956
                                                                                            -----------
      Total comprehensive income                                                                262,584
                                    ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2007           1,468,800   $13,296,462   $3,256,402     $(149,291)     $16,403,573
                                    =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                  Three Months     Three Months
                                                                      Ended            Ended
                                                                 March 31, 2007   March 31, 2006
                                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                      $   228,628      $   363,590
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                        127,231           78,153
      Depreciation and amortization                                    133,767           69,703
      Net amortization of securities                                     3,042            7,736
      Gain on sale of securities                                        (1,986)               0
      Gain on sale of loans                                           (133,891)          (4,735)
      (Gain) loss on disposal of equipment                                 (80)             124
      Originations of loans for sale                                (2,022,282)        (589,500)
      Proceeds from loan sales                                       2,185,872          353,235
      Stock compensation expense                                             0              664
      Net change in:
         Accrued interest receivable and other assets                 (902,955)          36,955
         Accrued interest payable and other liabilities               (237,367)         135,630
                                                                   -----------      -----------
            Net cash from (used in) operating activities              (620,021)         451,555
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                            494,650                0
      Maturities, prepayments and calls                              1,375,986          333,894
      Purchases                                                     (3,404,204)               0
   Activity in held to maturity securities:
      Purchases                                                              0         (537,262)
   Loan originations and payments, net                               1,935,263          586,547
   Proceeds from the disposal of equipment                                  80                0
   Additions to premises and equipment                                (858,781)        (439,895)
                                                                   -----------      -----------
         Net cash used in investing activities                        (457,006)         (56,716)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                            3,320,062        4,121,113
   Net change in federal funds purchased and
      repurchase agreements                                          1,200,715       (1,835,491)
   Draws on line of credit                                                   0          200,000
   Tax benefit from stock option exercises                               1,904                0
   Net proceeds from stock option exercise                              20,460                0
                                                                   -----------      -----------
      Net cash from financing activities                             4,543,141        2,485,622
                                                                   -----------      -----------
Net change in cash and cash equivalents                              3,466,114        2,880,461
Beginning cash and cash equivalents                                  9,070,270        4,651,459
                                                                   -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                                   $12,536,384      $ 7,531,920
                                                                   ===========      ===========
Supplemental cash flow information:
   Cash paid during the period for Interest                        $ 2,227,163      $ 1,726,387
   Cash paid for federal income tax
                                                                             0                0
   Transfers from loans to foreclosed assets during the period         439,000                0

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months ended March 31, 2007 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2006. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

     The Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more than likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's consolidated financial statements. The Company is only subject to examinations of federal taxing authorities for years after 2002.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"). SFAS 156 addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer's financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. SFAS 156 requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS 156 was adopted as of January 1, 2007 and the Company has chosen the fair value method of measurement. The adoption of SFAS 156 had no material effect on the Company's consolidated financial statements.

     In February 2006, FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). Adoption of SFAS 159 is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

     made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The Company did not elect early adoption of SFAS 159 and has not yet determined which, if any, assets or liabilities may be reported using the fair value accounting method. As such, the Company has not yet determined the impact that the adoption of this statement may have on the Company's consolidated financial statements.

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at March 31, 2007 and at December 31, 2006:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
March 31, 2007                           Cost         Gains       Losses        Value
--------------                        ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                  $16,418    $ (82,234)   $ 4,412,282
   Municipal securities                                4,276         (834)       708,545
   Mortgage-backed securities                          2,225     (166,050)     9,650,837
                                                     -------    ---------    -----------
                                                      22,919     (249,118)    14,771,664
                                                     =======    =========    ===========
Held to maturity:
   Municipal securities               $5,254,568       4,918      (29,159)     5,230,327

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
December 31, 2006                        Cost         Gains       Losses        Value
-----------------                     ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $ 6,015     $(108,742)   $ 4,408,178
   Municipal securities                               4,500        (2,778)       707,516
   Mortgage-backed securities                         5,452      (182,094)     8,068,743
                                                    -------     ---------    -----------
                                                     15,967      (293,614)    13,184,437
                                                    =======     =========    ===========
Held to maturity:
   Municipal securities               $5,257,835      2,552       (40,832)     5,219,555

Below is the schedule of maturities for investments held at March 31, 2007:

                                                       Held to Maturity
                              Available for Sale    ----------------------
                                     Fair           Amortized      Fair
                                    Value             Cost        Value
                              ------------------   ----------   ----------
Due in one year or less           $   364,401      $       --   $       --
Due from one to five years          3,178,879       1,168,206    1,165,445
Due in more than five years         1,577,547       4,086,362    4,064,882
Mortgage-backed                     9,650,837              --           --
                                  -----------      ----------   ----------
                                  $14,771,664      $5,254,568   $5,230,327
                                  ===========      ==========   ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   LOANS

     The components of the outstanding loan balances:

                                  March 31, 2007   December 31, 2006
                                      Balance           Balance
                                  --------------   -----------------
Commercial                         $ 86,075,315       $ 90,422,689
Real Estate:
   Commercial                        81,608,567         78,012,565
   Residential                        9,985,076         10,172,321
   Construction                       1,289,016          1,334,276
Consumer                             27,086,393         27,616,155
                                   ------------       ------------
                                    206,044,367        207,558,006
Less: allowance for loan losses      (2,588,475)        (2,549,016)
   Net deferred loan fees              (196,026)          (125,630)
                                   ------------       ------------
                                   $203,259,866       $204,883,360
                                   ============       ============

     Loans held for sale totaled $135,371 at March 31, 2007 and $165,070 at December 31, 2006.

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses for the three month periods ended March 31, 2007 and 2006:

                              Three Months   Three Months
                                 Ended           Ended
                                03/31/07       03/31/06
                              ------------   ------------
Beginning Balance              $2,549,016     $2,612,581
Charge-offs
   Commercial                     (18,827)      (334,902)
   Real Estate-Commercial         (25,463)             0
   Real Estate-Residential              0              0
   Real Estate-Construction             0              0
   Consumer                       (56,730)       (70,281)
                               ----------     ----------
Total Charge-offs                (101,020)      (405,183)
Recoveries
   Commercial                       2,065          6,048
   Real Estate-Commercial               0              0
   Real Estate-Residential              0              0
   Real Estate-Construction             0              0
   Consumer                        11,183         15,488
                               ----------     ----------
Total Recoveries                   13,248         21,536
Provision for loan losses         127,231         78,153
                               ----------     ----------
Ending Balance                 $2,588,475     $2,307,087
                               ==========     ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

     Impaired loans were as follows:

                                         March 31,   December 31,
                                           2007          2006
                                        ----------   ------------
End of period loans with no allocated
   allowance for loan losses            $       --    $  244,329
End of period loans with allocated
   allowance for loan losses             2,443,140     1,209,023
                                        ----------    ----------
   Total                                $2,443,140    $1,453,352
                                        ==========    ==========
Amount of the allowance for loan
   losses allocated                     $  288,052    $  230,856

                                               Three Months   Three Months
                                                  Ended          Ended
                                                 03/31/07       03/31/06
                                               ------------   ------------
Average of impaired loans during the quarter    $1,917,635     $1,576,243
Interest income recognized during impairment        13,006         10,164
Cash-basis interest income recognized                2,380            358

     Non-performing loans were as follows:

                                                March 31,   December 31,
                                                  2007          2006
                                               ----------   ------------
Loans past due over 90 days still on accrual   $  356,238     $729,965
Non-accrual loans                               1,585,579      400,597

     Non-accrual loans increased $1.2 million since December 31, 2006. Three commercial relationships comprise the entire increase. The collateral supporting the borrowings in all three cases is real estate. The current reserve allocations for these loans are considered adequate based on expected loss on disposition of collateral.

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

6.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                      March 31,    December 31,
                                        2007           2006
                                     -----------   ------------
Land & land improvements             $ 5,143,014    $ 4,913,807
Buildings & building improvements      4,815,941      4,069,215
Furniture, fixtures and equipment      3,272,558      2,922,359
Construction in Process                  615,624      1,082,722
                                     -----------    -----------
                                      13,847,137     12,988,103
Less: accumulated depreciation         2,163,302      2,029,282
                                     -----------    -----------
                                     $11,683,835    $10,958,821
                                     ===========    ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   DEPOSITS

     The components of the outstanding deposit balances at March 31, 2007 and December 31, 2006 were as follows:

                            March 31,    December 31,
                              2007           2006
                             Balance        Balance
                          ------------   ------------
Non-interest bearing
   Demand                 $ 17,029,107   $ 17,179,082
Interest bearing
   Checking                 19,921,165     18,606,890
   Money Market             23,788,229     17,648,173
   Savings                  14,203,280     13,113,050
   Time, under $100,000     42,894,717     39,154,246
   Time, over $100,000      99,765,976    108,580,971
                          ------------   ------------
Total Deposits            $217,602,474   $214,282,412
                          ============   ============

8.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The March 31, 2007 and December 31, 2006 information was as follows:

                                             Repurchase   Federal Funds
                                             Agreements     Purchased
                                             ----------   -------------
Outstanding at March 31, 2007                $5,695,329   $        0
   Average interest rate at period end             3.40%        0.00%
   Average balance during period              5,025,151      675,556
   Average interest rate during period             3.33%        5.45%
   Maximum month end balance during period    5,695,329            0
Outstanding at December 31, 2006             $4,494,614   $        0
   Average interest rate at year end               3.34%        0.00%
   Average balance during year                4,993,710    2,078,479
   Average interest rate during year               3.17%        5.46%
   Maximum month end balance during year      5,758,378    6,700,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow $929,700. Each borrowing requires a direct pledge of securities or loans. At March 31, 2007, the Bank had assets with a market value of $9,000,379 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings are:

                       Current       March 31,   December 31,
  Maturity Date     Interest Rate      2007           2006
-----------------   -------------   ----------   ------------
March 24, 2010           5.99       $1,500,000    $1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000

10.  SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 7.41% at March 31, 2007. The stated maturity is December 30, 2034. The securities are redeemable at par after five years, with regulatory approval, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities and subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The most recent distribution was paid on March 30th, 2007. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

11.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with LaSalle Bank National Association ("LaSalle"). The total balance outstanding at both March 31, 2007 and December 31, 2006 was $400,000. There was no activity related to the line in the first quarter of 2007. The outstanding principal bears interest at a rate of 90 basis points below LaSalle's prime rate, which is currently 8.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment penalty.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND OFF-BALANCE SHEET RISK

     Some financial arrangements, such as loan commitments, credit lines, letters of credit, and overdraft protection are used to meet customer financing needs. These financial instruments involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments to make loans are generally made for periods of 60 days or less. Commitments may expire without being used. Lines and letters of credit have various terms which are generally longer than one year.

     A summary of the notional and contractual amounts of outstanding financing arrangements with off-balance-sheet risk as of March 31, 2007 and December 31, 2006 follows:

                                                March 31,    December 31,
                                                   2007          2006
                                               -----------   ------------
Unused lines of credit and letters of credit   $36,656,405   $39,135,932
Commitments to make loans                          148,629       816,646

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

13.  REGULATORY MATTERS

     Banks are subject to regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both March 31, 2007 and December 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  REGULATORY MATTERS-Continued

     Actual and required capital amounts and ratios at March 31, 2007 and December 31, 2006 for the Bank were:

                                                                                   Minimum Required to
                                                                                   Be Well Capitalized
                                                               Minimum Required        Under Prompt
                                                                 For Capital        Corrective Action
                                              Actual          Adequacy Purposes         Provisions
                                       -------------------   -------------------   -------------------
                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
                                       -----------   -----   -----------   -----   -----------   -----
March 31. 2007
Total Capital (Tier 1 and Tier 2) to
   risk weighted assets of the Bank    $23,923,162   10.64%  $17,981,397   8.00%   $22,476,746   10.00
Tier 1 (Core) Capital to risk
   -weighted assets of the Bank         21,334,687    9.49     8,990,698   4.00     13,486,048    6.00
Tier 1 (Core) Capital to average
   assets of the Bank                   21,334,687    8.62     9,904,437   4.00     12,380,546    5.00

December 31. 2006
Total Capital (Tier 1 and Tier 2) to
   risk weighted assets of the Bank    $23,532,791   10.45%  $18,020,232   8.00%   $22,525,290   10.00
Tier 1 (Core) Capital to risk
   -weighted assets of the Bank         20,983,775    9.32     9,010,116   4.00     13,515,174    6.00
Tier 1 (Core) Capital to average
   assets of the Bank                   20,983,775    8.73     9,618,321   4.00     12,022,901    5.00

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, Community Shores Financial Services and the Bank and the Bank's subsidiary, the Mortgage Company, through March 31, 2007 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2007 to that at December 31, 2006. The part labeled Results of Operations discusses the three month period ended March 31, 2007 as compared to the same period of 2006. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $4.5 million to $251.5 million at March 31, 2007 from $247.0 million at December 31, 2006. This is a 1.8% increase in assets during the first three months of 2007. Asset growth was funded by deposit growth and consisted mainly of increases in federal funds sold and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents increased by $3.4 million to $12.5 million at March 31, 2007 from $9.1 million at December 31, 2006. This increase was reflective of increases in federal funds sold between the above two periods.

Securities available for sale rose by $1.6 million since year-end 2006. In addition to replacing securities that had matured, the bank purchased two mortgage-backed securities which had a face value of $2.0 million. The purchase transactions in all cases were meant to improve the total return of the investment portfolio.

Total loans (held for investment) decreased $1.6 million and were $205.8 million at March 31, 2007 down from $207.4 million at December 31, 2006. The decrease is evidenced by a decline of $5.2 million in the commercial and consumer loan portfolios partially offset by a $3.6 million growth in the commercial real estate portfolio. During the quarter one commercial loan customer made a substantial net pay down of $1.4 million. Two other commercial notes totaling $2.8 million were refinanced with another financial institution as a result of the customer's disinclination to comply with the Bank's loan documentation requirements. Although the loss of loans is unfortunate, particularly in this economic environment, management was unwilling to compromise underwriting and documentation standards and potentially expose the Bank to a variety of risks.

Other lending activity during the first quarter of 2007 included the origination of $1.6 million Small Business Association ("SBA") loans and the sale of $1.5 million of SBA loans. The associated gain with the sale transactions was $119,000. There were no SBA loans sold in the first quarter of 2006. The Bank's SBA lending program was developed in the second half of 2006 and consists mainly of selling the guaranteed portion of floating rate SBA loans that the Bank originates. The Bank retains the unguaranteed portion which is generally 20-25% of the outstanding principal.

Presently, the commercial and commercial real estate categories of loans comprise 81% of the Bank's total loan portfolio, the same as year-end 2006. There are eight experienced commercial lenders on staff devoted to pursuing and originating these types of loans. In March the Bank increased its lending staff by five mortgage lenders. It is the intention of the Bank to increase its retail lending presence through the use of its enhanced branch network. Most of the mortgage loans originated will be sold to a third party. The Bank has utilized this practice since its inception in 1999 but had no staff members solely dedicated to it. So although the first quarter resulted in a net decline in total loans, management remains optimistic about future opportunities in the market place.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at March 31, 2007 are set forth below:

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                                     Within       Three to       One to         After
                                     Three         Twelve         Five           Five
                                     Months        Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $21,030,428   $30,367,483   $ 32,501,449   $ 1,979,928   $ 85,879,288
Real estate:
   Commercial                       8,403,724    20,208,730     51,358,641     1,637,472     81,608,567
   Residential                         61,864       211,377      1,312,125     8,399,710      9,985,076
   Construction                       238,634     1,050,382              0             0      1,289,016
Consumer                            1,283,037     4,496,975     19,626,501     1,679,881     27,086,394
                                  -----------   -----------   ------------   -----------   ------------
                                  $31,017,687   $56,334,947   $104,798,716   $13,696,991   $205,848,341
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates               $5,592,779   $10,585,847    $88,195,043    $9,703,748   $114,077,417
Loans at variable rates            25,424,908    45,749,100     16,603,673     3,993,243     91,770,924
                                  -----------   -----------   ------------   -----------   ------------
                                  $31,017,687   $56,334,947   $104,798,716   $13,696,991   $205,848,341
                                  ===========   ===========   ============   ===========   ============

At March 31, 2007, there were 55% of the loan balances carrying a fixed rate and 45% a floating rate and only 7% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At March 31, 2007, the allowance totaled $2.6 million or approximately 1.26% of gross loans outstanding. Management has determined that this is an appropriate level based on their detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at March 31, 2007 was as follows:

                               March 31, 2007              December 31, 2006
                         --------------------------   --------------------------
                                        Percent of                   Percent of
                                        Allowance                    Allowance
Balance at End of                       Related to                   Related to
Period Applicable to:      Amount     Loan category     Amount     Loan category
----------------------   ----------   -------------   ----------   -------------
Commercial               $1,182,154        45.7%      $1,239,909         48.7%
Real estate:
   Commercial             1,053,790        40.7          943,907         37.0
   Residential               49,925         1.9           50,862          2.0
   Construction              14,824         0.6           15,344          0.6
Consumer                    287,782        11.1          298,994         11.7
Unallocated                       0         0.0                0          0.0
                         ----------       -----       ----------   ----------
Total                    $2,588,475       100.0%      $2,549,016        100.0%
                         ==========       =====       ==========   ==========

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The ratio of allowance for loan losses to total loans increased to 1.26% from a level of 1.23% at December 31, 2006. The increase is directly related to the $1.2 million increase in non-accrual loans since year-end 2006 as well as an increase in the Bank's holdings of unguaranteed SBA loans. Management continues to monitor the allocations on a monthly basis and makes adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. During the first quarter of 2007, $127,000 was added to the allowance.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2007 compared to those at year-end 2006 and the corresponding change related to those two periods.

                       March 31,   December 31,    Increase
Loans Past Due:           2007         2006       (Decrease)
---------------       ----------   ------------   ----------
30-59 days            $1,410,730    $1,407,140    $    3,590
60-89 days               462,905       885,689      (422,784)
90 days and greater      356,238       729,965      (373,727)
Non accrual loans      1,585,579       400,597     1,184,982

Since year-end 2006, overall past due and non-accrual loans have increased by $392,000. A majority of the activity is related to loans moving out of various past due categories and being reclassed into the non-accrual category.

Non-accrual loans increased $1.2 million since December 31, 2006. Three commercial relationships comprise the entire increase. The collateral supporting the borrowings in all three cases is real estate. The current reserve allocations for these loans is considered adequate based on expected loss on disposition of collateral.

Although the collection process is believed to be sound, there was still the need to charge-off loans. There were net charge-offs of $88,000 recorded for the first three months of 2007. A decrease of $296,000 over net charge-offs of $384,000 recorded for the similar period in 2006. The corresponding ratio of net charge-offs to average loans was 0.17% for the first quarter of 2007 compared to a level of 0.81% for the first quarter of 2006. Approximately 78% of the balances charged off in the first quarter of 2006 were non-accrual loans that had specific allocations in the allowance for loan losses. A significant portion (62%) of the recorded charge-offs in that quarter were related to one impaired commercial relationship.

Bank premises and equipment increased $725,000 during the first quarter of 2007. A small portion of the increase was the remaining costs associated with the completion of the North Muskegon branch building which became operational on January 5, 2007. The other costs are construction billings for the Grand Haven Branch. In August 2007, it is management's intention to relocate the Grand Haven banking office to a new building at US-31 and Taylor Street.

Other assets rose $498,000 since December 31, 2006. The largest item contributing to the change is the fluctuation in other real estate owned between the two period ends. Other real estate owned is comprised of properties relinquished by customers through the collection

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

process. As properties are added to other real estate owned they are written down to market value based on a professional appraisal or other common means of valuation. Currently there are 6 properties being held, an increase of two properties since December 31, 2006. The largest addition during the first quarter of 2007 was a residence in the Grand Haven area. If any property in this category is sold for less than it is being held, further losses could result.

Deposit balances were $217.6 million at March 31, 2007 up from $214.3 million at December 31, 2006. Total deposit growth since year-end was $3.3 million or 2%. The net change in deposits is not as significant as some of the recorded changes in various individual interest-bearing deposit categories. Interest bearing checking accounts and money market accounts grew $7.5 million. Growth is due to several of the Bank's large public fund customers increasing their holdings since year-end and contributions from the new branch in Norton Shores and the upgraded facility in North Muskegon. Savings accounts were up $1.1 million since December 31, 2006. The growth is the result of the addition of new customers and existing customers increasing their balances in the first three months of 2007.

Local time deposits rose $10.0 million since year-end 2006 which offset a decrease of $15.1 million of brokered deposits. This achievement is the result of advertised rate specials and the momentum of the new and improved banking facilities. The concentration of brokered deposits to total deposits was reduced to 29% at March 31, 2007 from 37% at December 31, 2006. The Bank hopes to continue decreasing its dependency on brokered funds as its branching network in the local market expands.

Repurchase agreements and federal funds purchased increased $1.2 million (27%) from January 1, 2007 through March 31, 2007. No federal funds were purchased at either period end. The majority of the increase in repurchase agreements is the effect of existing customers increasing their invested balances from those held at year-end 2006.

The shareholders' equity totaled $16.4 million and $16.1 million at March 31, 2007 and December 31, 2006 respectively. The earnings recorded in the quarter were complemented by positive changes in accumulated other comprehensive income (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first quarter of 2007 was $229,000, a decline of $135,000 compared to the earnings of $364,000 recorded for the same period in 2006. The corresponding diluted earnings per share were $0.15 for 2007 and $0.25 for 2006.

For the first three months of 2007, the annualized return on the Company's average total assets was 0.37%, which is down from 0.64% for the first three months of 2006. The Company's annualized return on average equity was 5.64% for the first quarter of 2007 and 9.89% for the first quarter of 2006. The ratio of average equity to average assets was 6.56% for the quarter ended March 31 2007 and 6.46% at the same period end in 2006.

One important difference between the operating results of first quarter 2006 and 2007 is the net interest income and the corresponding net interest margin. The following table sets forth

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                       Three months ended March 31:
                                             --------------------------------------------------------------------------------
                                                              2007                                      2006
                                             --------------------------------------   ---------------------------------------
                                                Average                    Average       Average                     Average
                                                Balance      Interest    Yield/Rate      Balance       Interest    Yield/Rate
                                             ------------   ----------   ----------   -------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks            $  5,458,212     $ 70,669       5.18%    $   9,116,128   $  100,982       4.43%
   Securities (including FHLB
      stock)(1)                                19,036,351      230,751       4.85        19,251,980      208,107       4.32
   Loans (2)                                  207,449,258    4,057,022       7.82       189,698,326    3,528,551       7.44
                                             ------------   ----------     ------     -------------   ----------       ----
                                              231,943,821    4,358,442       7.52       218,066,434    3,837,640       7.04
    Other assets                               15,695,469                                 9,658,634
                                             ------------                             -------------
                                             $247,639,290                             $ 227,725,068
                                             ============                             =============
Liabilities and Shareholders' Equity
   Interest bearing deposits                 $196,448,803   $2,111,491       4.30     $ 180,028,943   $1,538,972       3.42
   Federal funds purchased and
      repurchase agreements                     5,700,707       50,999       3.58         4,956,098       34,766       2.81
   Note Payable, subordinated deben-
      tures and FHLB Advances                  10,900,000      178,407       6.55        10,568,889      161,323       6.11
                                             ------------   ----------     ------     -------------   ----------       ----
                                              213,049,510    2,340,897       4.40       195,553,930    1,735,061       3.55
                                                            ----------                                ----------
Non-interest bearing deposits                  17,358,213                                17,144,118
Other liabilities                                 980,960                                   311,044
Shareholders' Equity                           16,250,607                                14,715,976
                                             ------------                             -------------
                                             $247,639,290                             $ 227,725,068
                                             ============                             =============
Net  interest  income  (tax  equivalent
   basis)                                                    2,017,545                                 2,102,579
Net interest  spread on earning  assets
   (tax equivalent basis)                                                    3.12%                                     3.49%
                                                                           ======                                    ======
Net interest  margin on earning  assets
   (tax equivalent basis)                                                    3.48%                                     3.86%
                                                                           ======                                    ======
Average interest-earning assets to average
   interest-bearing liabilities                                            108.87%                                   111.51%
                                                                           ======                                    ======
Tax equivalent adjustment                                       29,278                                    27,791
                                                            ----------                                ----------
Net interest income                                         $1,988,267                                $2,074,788
                                                            ==========                                ==========

The net interest spread on average earning assets decreased 37 basis points to 3.12% since March 31, 2006. The net interest margin decreased by 38 basis points from 3.86% at March 31, 2006 to 3.48% at March 31, 2007. First quarter 2007's net interest income was $2.0 million compared to a figure of $2.1 million for the same three months in 2006. Although the Company reported similar total net interest income there was net interest margin compression between the two periods. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not as much as the increases experienced on the deposit side from a rate and outstanding balance perspective.

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The average rate earned on interest earning assets was 7.52% for the three months ended March 31, 2007 compared to 7.04% for the same period in 2006, a 48 basis point increase. The main contributing factor was a 38 basis point increase in the yield on loans, the Bank's largest earning asset category. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. At March 31, 2007, 45% of the Bank's loan portfolio was variable compared to 53% at March 31, 2006. A declining concentration of variable rate loans means that fewer loans in the portfolio were able to take advantage of the 83 basis point increase in the internal prime lending rate between the two periods.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, notes payable and subordinated debentures increased by 85 basis points for the first three months of 2007 compared to the first three months of 2006. Currently deposit rates are rising at a faster pace than lending rates. As shown in the table below, over the next twelve months nearly $109.4 million of time deposits will mature. The average rate on the portfolio is roughly 36 basis points below current market rates. Since the prime lending rate has stabilized it will be unlikely that the current net interest spread will be maintained at current levels. Management's branching strategy over time should help change the mix of deposits away from costly time deposits to lower rate checking and savings accounts which may help to increase the net interest spread in future quarters.

As the Bank's deposit mix changes and uncertainty relative to future changes in the Bank's prime lending rate is at hand, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in an ambiguous and somewhat irrational rate environment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Details of the repricing gap at March 31, 2007 were:

                                                           Interest Rate Sensitivity Period
                                        ----------------------------------------------------------------------
                                           Within        Three to        One to        After
                                            Three         Twelve          Five          Five
                                           Months         Months         Years         Years          Total
                                        ------------   ------------   -----------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $     77,506   $          0   $         0   $         0   $     77,506
   Federal funds sold                      9,000,000              0             0             0      9,000,000
   Securities (including FHLB stock)       1,047,708      1,401,170     8,990,870     8,990,584     20,430,332
   Loan held for sale                        135,371              0             0             0        135,371
   Loans                                 101,586,800     15,817,295    82,560,617     5,883,629    205,848,341
                                        ------------   ------------   -----------   -----------   ------------
                                         111,847,385     17,218,465    91,551,487    14,874,213    235,491,550

Interest-bearing liabilities

   Savings and checking                   57,912,673              0             0             0     57,912,673
   Time deposits <$100,000                 4,332,156     32,653,373     5,851,604             0     42,837,133
   Time deposits >$100,000                34,114,760     38,346,742    27,362,059             0     99,823,561
   Repurchase agreements and
      Federal funds purchased              5,695,329              0             0             0      5,695,329
   Notes payable, subordinated deben-
      tures and FHLB advances             10,900,000              0             0             0     10,900,000
                                        ------------   ------------   -----------   -----------   ------------
                                         112,954,918     71,000,115    33,213,663             0    217,168,696
Net asset (liability) repricing gap     $ (1,107,533)  $(53,781,650)  $58,337,824   $14,874,213   $ 18,322,854
                                        ============   ============   ===========   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $ (1,107,533)  $(54,889,183)  $ 3,448,641   $18,322,854
                                        ============   ============   ===========   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's March 31, 2007 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. Since July of 2006, when the prime lending rate stabilized, deposit rates have continued to increase. At this point in time it would not be prudent to assume that deposit rates will only increase further if the national federal funds rate increases. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.

The provision for loan losses for the first three months of 2007 was $127,000 compared to a figure of $78,000 for the same period in 2006. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the 2007's first quarter totaled $455,000 and represented a 42% increase over last year's first quarter. Gains on SBA loan sales recorded in the first quarter of 2007 totaled $119,000. During 2006, the Bank developed its SBA lending program

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

but there were no recorded gains until the third quarter of 2006. The gains on SBA loans were responsible for 88% of the increase in non-interest income between the first quarter of 2007 and the same period in 2006.

Non-interest expenses for the first three months of 2007 increased 14% over the same three-month period in 2006. The figure for 2007 was $2.1 million compared to a total of $1.8 million for 2006. The most notable expense changes were in personnel and occupancy and equipment.

Increased personnel expenses represented 57% of the rise in non-interest expenses. The expenses totaled $1.1 million in the first quarter of 2007 compared to $991,000 in the first quarter of 2006. The Bank employed 19 more full-time equivalent staff members between the two periods. Many of the additional staff were for the new branch office and operations center in Norton Shores on Harvey Street. Seven of the additional staff members are part of the Bank's newly implemented mortgage initiative and were not hired until the last few weeks of March of 2007.

Occupancy and equipment expenses increased $106,000 between 2006's first quarter and that of 2007. Occupancy and equipment expenses together totaled $290,000 for the first three months of 2007 compared to $184,000 for the similar period in 2006. Depreciation and other overhead expenses for two new branch facilities (Norton Shores and North Muskegon) were included in 2007's total.

The decrease in federal tax expense between the first quarter of 2007 and that of 2006 is not only related to lower pre-tax income between the two periods but also a lower effective tax rate. In the first quarter of 2007, the Company reevaluated its federal tax accruals and concluded that tax liabilities needed to be adjusted by $36,000. The impact was a reduction in the recorded federal tax expense for the quarter.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2007. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        COMMUNITY SHORES BANK CORPORATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2007, the Company issued and sold 2,000 shares of its common stock to a past director upon his exercise of a director stock option issued to him under the Company's 2003 Director Stock Option Plan. The Company received an exercise price of $10.23 per share, aggregating $20,460, for these shares. These shares were sold in reliance on an exemption from registration under the Securities Act of 1933, based on Section 4(2) of that Act, and Regulation D issued under that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------   ------------------------------------------------------------------
    3.1       Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number 333-63769).

    3.2       Bylaws of the Company are  incorporated  by reference to exhibit
              3(ii) of the Company's 8-K filed July 5, 2006 (SEC file number
              000-51166).

   31.1       Rule 13a-14(a) Certification of the principal executive officer.

   31.2       Rule 13a-14(a) Certification of the principal financial officer.

   32.1       Section 1350 Chief Executive Officer Certification.

   32.2       Section 1350 Chief Financial Officer Certification.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

                                        COMMUNITY SHORES BANK CORPORATION


                                        By: /s/ Heather D. Brolick
                                            ------------------------------------
                                            Heather D. Brolick
                                            President and
                                            Chief Executive Officer
                                            (principal executive officer)


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

                                  EXHIBIT INDEX

EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------   ------------------------------------------------------------------
    3.1       Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number 333-63769).

    3.2       Bylaws of the Company are  incorporated  by reference to exhibit
              3(ii) of the Company's 8-K filed July 5, 2006 (SEC file number
              000-51166).

   31.1       Rule 13a-14(a) Certification of the principal executive officer.

   31.2       Rule 13a-14(a) Certification of the principal financial officer.

   32.1       Section 1350 Chief Executive Officer Certification.

   32.2       Section 1350 Chief Financial Officer Certification.