Form 10QSB
period 2007-06-30
COMMUNITY SHORES BANK CORP
filed 2007-08-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

At July 31, 2007, 1,468,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                     Community Shores Bank Corporation Index


                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements................................       1
         Item 2. Management's Discussion and Analysis................      14
         Item 3. Controls and Procedures.............................      25

PART II. Other Information

         Item 1. Legal Proceedings...................................      25
         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds............................................      25
         Item 3. Defaults upon Senior Securities.....................      25
         Item 4. Submission of Matters to a Vote of Security
                 Holders.............................................      25
         Item 5. Other Information...................................      26
         Item 6. Exhibits ...........................................      26

         Signatures..................................................      27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        JUNE 30,     December 31,
                                                                         2007           2006
                                                                     ------------   ------------
                                                                      (unaudited)
ASSETS
Cash and due from financial institutions                             $  4,268,013   $  3,398,155
Interest-bearing deposits in other financial institutions                  78,256         72,115
Federal funds sold                                                      2,650,000      5,600,000
                                                                     ------------   ------------
   Total cash and cash equivalents                                      6,996,269      9,070,270

Securities
   Available for sale (at fair value)                                  13,742,318     13,184,437
   Held to maturity (fair value of $5,103,491 at June 30, 2007 and
      $5,219,555 at December 31, 2006)                                  5,251,301      5,257,835
                                                                     ------------   ------------
      Total securities                                                 18,993,619     18,442,272

Loans available for sale                                                  533,602        165,070

Loans                                                                 221,386,822    207,432,376
Less: Allowance for loan losses                                         2,796,103      2,549,016
                                                                     ------------   ------------
   Net loans                                                          218,590,719    204,883,360

Federal Home Loan Bank stock                                              404,100        404,100
Premises and equipment, net                                            12,207,028     10,958,821
Accrued interest receivable                                             1,239,181      1,249,680
Other assets                                                            2,340,324      1,807,258
                                                                     ------------   ------------
         Total assets                                                $261,304,842   $246,980,831
                                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                              $ 19,519,568   $ 17,179,082
   Interest bearing                                                   208,595,407    197,103,330
                                                                     ------------   ------------
         Total deposits                                               228,114,975    214,282,412

Federal funds purchased and repurchase agreements                       5,018,681      4,494,614
Federal Home Loan Bank advances                                         6,000,000      6,000,000
Subordinated debentures                                                 4,500,000      4,500,000
Notes Payable                                                             800,000        400,000
Accrued expenses and other liabilities                                    580,870      1,185,180
                                                                     ------------   ------------
         Total liabilities                                            245,014,526    230,862,206

Shareholders' equity
   Preferred Stock, no par value: 1,000,000 shares
   Authorized and none issued                                                   0              0
   Common Stock, no par value: 9,000,000 shares authorized;
      1,468,800 and 1,466,800 shares issued at June 30,2007 and
   December 31, 2006                                                   13,296,462     13,274,098
   Retained Earnings                                                    3,274,179      3,027,774
   Accumulated other comprehensive loss                                  (280,325)      (183,247)
                                                                     ------------   ------------
   Total shareholders' equity                                          16,290,316     16,118,625
                                                                     ------------   ------------
   Total liabilities and shareholders' equity                        $261,304,842   $246,980,831
                                                                     ============   ============

           See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                             Ended           Ended           Ended           Ended
                                                         June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                                         -------------   -------------   -------------   -------------
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                   $4,268,819      $3,841,279      $8,325,841      $7,369,830
   Securities                                                 218,331         179,724         419,804         360,040
   Federal funds sold, FHLB dividends and other income         47,671          18,757         118,340         119,739
                                                           ----------      ----------      ----------      ----------
      Total interest income                                 4,534,821       4,039,760       8,863,985       7,849,609
INTEREST EXPENSE
   Deposits                                                 2,209,884       1,678,261       4,321,375       3,217,233
   Repurchase agreements and federal funds purchased           89,508          75,917         140,507         110,683
   Federal Home Loan Bank advances and notes payable          178,500         172,417         356,907         333,740
                                                           ----------      ----------      ----------      ----------
      Total interest expense                                2,477,892       1,926,595       4,818,789       3,661,656

NET INTEREST INCOME                                         2,056,929       2,113,165       4,045,196       4,187,953
Provision for loan losses                                     268,100         223,599         395,331         301,752
                                                           ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
   Noninterest income                                       1,788,829       1,889,566       3,649,865       3,886,201
   Service charges on deposit accounts                        238,662         256,176         447,057         494,289
   Mortgage loan referral fees                                      0           1,437               0           1,437
   Gain on sale of loans                                       70,689          11,668         204,580          16,403
   Gain on sale of securities                                       0               0           1,986               0
   Gain on disposal of equipment                                    0               0              80            (124)
   Other                                                      114,809          86,636         225,573         164,235
                                                           ----------      ----------      ----------      ----------
      Total noninterest income                                424,160         355,917         879,276         676,240

Noninterest expense
   Salaries and employee benefits                           1,285,974         947,030       2,421,696       1,938,076
   Occupancy                                                  140,286          87,776         283,575         175,074
   Furniture and equipment                                    163,653         101,737         309,999         198,254
   Advertising                                                 32,928          40,935          90,828          83,792
   Data processing                                            112,716         102,514         217,396         196,278
   Professional services                                      131,631         130,519         272,582         257,791
   Other                                                      341,377         344,119         659,586         697,289
                                                           ----------      ----------      ----------      ----------
      Total noninterest expense                             2,208,565       1,754,630       4,255,662       3,546,554

INCOME BEFORE INCOME TAXES                                      4,424         490,853         273,479       1,015,887
Federal income tax expense (benefit)                          (13,353)        148,859          27,074         310,303
                                                           ----------      ----------      ----------      ----------
NET INCOME                                                 $   17,777      $  341,994      $  246,405      $  705,584
                                                           ==========      ==========      ==========      ==========
Comprehensive (loss) income                                $ (113,257)     $  305,259      $  149,327      $  596,211
                                                           ==========      ==========      ==========      ==========
Weighted average shares outstanding                         1,468,800       1,436,800       1,468,767       1,436,800
                                                           ==========      ==========      ==========      ==========
Diluted average shares outstanding                          1,481,462       1,461,201       1,485,129       1,468,181
                                                           ==========      ==========      ==========      ==========
Basic EPS                                                  $     0.01      $     0.24      $     0.17      $     0.49
                                                           ==========      ==========      ==========      ==========
Diluted EPS                                                $     0.01      $     0.23      $     0.17      $     0.48
                                                           ==========      ==========      ==========      ==========

           See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                  STATEMENT OF CHANGES OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Accumulated
                                                                                 Other           Total
                                                     Common      Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)       Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2006            1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911

Stock option compensation expense                       1,328                                       1,328

Comprehensive income:
   Net income                                                      705,584                        705,584
   Unrealized loss on securities
      available-for-sale, net                                                   (109,373)        (109,373)
                                                                                              -----------
      Total comprehensive income                                                                  596,211
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT JUNE 30, 2006              1,436,800   $12,999,998   $2,418,046     $(320,594)     $15,097,450
                                      =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2007            1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625

Proceeds from the exercise of stock
   options                                2,000        20,460                                      20,460

Tax benefit from option exercise                        1,904                                       1,904

Comprehensive loss:
   Net income                                                      246,405                        246,405
   Unrealized loss on securities
      available-for-sale                                                         (97,078)         (97,078)
                                                                                              -----------
      Total comprehensive income                                                                  149,327
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT JUNE 30, 2007              1,468,800   $13,296,462   $3,274,179     $(280,325)     $16,290,316
                                      =========   ===========   ==========     =========      ===========

           See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                              Six Months       Six Months
                                                                 Ended           Ended
                                                             June 30, 2007   June 30, 2006
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                $    246,405     $   705,584
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                   395,331         301,752
      Depreciation and amortization                               289,376         143,276
      Net amortization of securities                                3,775          15,037
      Net realized gain on disposition of securities               (1,986)              0
      Net realized gain on sale of loans                         (204,580)        (16,403)
      Net realized (gain) loss on disposition of equipment            (80)            124

      Loans originated for sale                               (11,221,902)     (1,123,700)
      Proceeds from loan sales                                 11,057,950       1,140,103
      Stock option compensation expense                                 0           1,328
      Net change in:
         Accrued interest receivable and other assets            (123,557)        (40,342)
         Accrued interest payable and other liabilities          (604,310)        (48,863)
                                                             ------------     -----------
            Net cash from (used in) operating activities         (163,578)      1,077,896
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                       494,650               0
      Maturities, prepayments and calls                         2,209,330         765,594
      Purchases                                                (3,404,204)              0
   Activity in held-to-maturity securities:
      Maturities                                                        0         185,000
      Purchases                                                         0        (537,262)
   Loan originations and payments, net                        (14,451,690)     (6,885,397)
   Additions to premises and equipment                         (1,537,503)       (988,157)
                                                             ------------     -----------
            Net cash from investing activities                (16,689,417)     (7,460,222)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                      13,832,563      14,724,342
   Net change in federal funds purchased and
      repurchase agreements                                       524,067      (1,162,601)
   Other borrowing activity:
      Draws on note payable and line of credit                    400,000         400,000
   Tax benefit from exercise of stock options                       1,904               0
   Net proceeds from exercise of stock options                     20,460               0
                                                             ------------     -----------
      Net cash used in financing activities                    14,778,994      13,961,741
Net change in cash and cash equivalents                        (2,074,001)      7,579,415
Beginning cash and cash equivalents                             9,070,270       4,651,459
                                                             ------------     -----------
ENDING CASH AND CASH EQUIVALENTS                             $  6,996,269     $12,230,874
                                                             ============     ===========
Supplemental cash flow information:
   Cash paid during the period for interest                  $  2,330,440     $ 3,674,224
   Cash paid during the period for federal income tax             250,000         250,000
   Transfers from loans to foreclosed assets                 $    349,000     $    22,000

           See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2007 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2006. Some items in the prior year financial statements were reclassified to conform to the current presentation.

     The Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's consolidated financial statements. The Company is only subject to examinations of federal taxing authorities for years after 2002.The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

     In February 2006, FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). Adoption of SFAS 159 is required for January 1, 2008. Early adoption was allowed, effective to January 1, 2007, if that election was made by April 30, 2007. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The Company did not elect early adoption of SFAS 159 and has not yet determined which, if any, assets or liabilities may be reported using the fair value accounting method. As such, the Company has not yet determined the impact that the adoption of this statement may have on the Company's consolidated financial statements.

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at June 30, 2007 and at December 31, 2006:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized
June 30, 2007                            Cost         Gains       Losses      Fair Value
-------------                         ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                  $  996     $(123,887)   $ 4,355,241
   Municipal securities                               1,539        (1,844)       339,578
   Mortgage-backed securities                           352      (301,892)     9,047,499
                                                     ------     ---------    -----------
                                                     $2,887     $(427,623)   $13,742,318
Held to maturity:
   Municipal securities               $5,251,301     $    0     $(147,810)   $ 5,103,491

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized
December 31, 2006                        Cost         Gains       Losses      Fair Value
-------------                         ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                  $ 6,015    $(108,742)   $ 4,408,178
   Municipal securities                                4,500       (2,778)       707,516
   Mortgage-backed securities                          5,452     (182,094)     8,068,743
                                                     -------    ---------    -----------
                                                      15,967     (293,614)    13,184,437
Held to maturity:
   Municipal securities               $5,257,835     $ 2,552    $ (40,832)   $ 5,219,555

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SECURITIES (Continued)

     Below is the schedule of maturities for securities held at June 30, 2007:

                               Available        Held to Maturity
                                for Sale    -----------------------
                                  Fair       Amortized      Fair
                                 Value         Cost         Value
                              -----------   ----------   ----------
Due in one year or less       $         0   $        0   $        0
Due from one to five years      3,152,800    1,166,384    1,151,081
Due in more than five years     1,542,019    4,084,917    3,952,410
Mortgage-backed                 9,047,499            0            0
                              -----------   ----------   ----------
                              $13,742,318   $5,251,301   $5,103,491
                              ===========   ==========   ==========

3.   LOANS

     The components of the outstanding loan balances:

                                    June 30,     December 31,
                                      2007           2006
                                  ------------   ------------
Commercial                        $ 88,344,630   $ 90,422,689
Real Estate:
   Commercial                       87,722,686     78,012,565
   Residential                      14,098,954     10,172,321
   Construction                      2,806,743      1,334,276
Consumer                            28,559,229     27,616,155
                                  ------------   ------------
      Subtotal:                    221,532,242    207,558,006
      Allowance for loan losses     (2,796,103)    (2,549,016)
   Net deferred loan fees             (145,420)      (125,630)
                                  ------------   ------------
Loans, Net                        $218,590,719   $204,883,360
                                  ============   ============

     Loans held for sale totaled $533,602 at June 30, 2007 and $165,070 at December 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2007 and 2006:

                              Three Months   Three Months   Six Months   Six Months
                                  Ended          Ended         Ended        Ended
                                 6/30/07       06/30/06       6/30/07     06/30/06
                              ------------   ------------   ----------   ----------
Beginning Balance               2,588,475     $2,307,087     2,549,016   $2,612,581
Charge-offs
   Commercial                      (7,823)       (45,705)      (26,650)    (380,607)
   Real Estate-Commercial               0              0       (25,463)           0
   Real Estate-Residential              0              0             0            0
   Real Estate-Construction             0              0             0            0
   Consumer                       (60,840)       (74,099)     (117,569)    (144,380)
                               ----------     ----------    ----------   ----------
Total Charge-offs                 (68,663)      (119,804)     (169,682)    (524,987)
                               ----------     ----------    ----------   ----------
Recoveries
   Commercial                       2,558          1,872         4,624        7,920
   Real Estate-Commercial               0              0             0            0
   Real Estate-Residential              0              0             0            0
   Real Estate-Construction             0              0             0            0
   Consumer                         5,633         24,011        16,814       39,499
                               ----------     ----------    ----------   ----------
Total Recoveries                    8,191         25,883        21,438       47,419
                               ----------     ----------    ----------   ----------
Net Charge-Offs                   (60,472)       (93,921)     (148,244)    (477,568)
                               ----------     ----------    ----------   ----------
Provision for loan losses         268,100        223,599       395,331      301,752
                               ----------     ----------    ----------   ----------
Ending Balance                 $2,796,103     $2,436,765    $2,796,103   $2,436,765
                               ==========     ==========    ==========   ==========

Impaired loans were as follows:

                                                                           06/30/07     12/31/06
                                                                         -----------   ----------
Period-end loans with no specific allocated allowance for loan losses:            --   $  244,329
Period-end loans with specific allowance for loan losses:                 $2,382,403    1,209,023
                                                                          ----------   ----------
   Total:                                                                 $2,382,403   $1,453,352
                                                                          ==========   ==========
Amount of the allowance for loan losses specifically allocated:           $  292,478   $  230,856

                                                Three Months   Three Months   Six Months   Six Months
                                                    Ended          Ended         Ended        Ended
                                                   6/30/07        6/30/06      06/30/07      6/30/06
                                                ------------   ------------   ----------   ----------
Average of impaired loans during the period:     $2,305,410     $1,267,694    $2,111,522   $1,421,969
Interest income recognized during impairment:        19,557          4,286        32,555       14,450
Cash-basis interest income recognized:                5,344          9,789         5,344       10,148

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

     Non-performing loans were as follows:

                                                 06/30/07    12/31/06
                                                ---------    --------
Loans past due over 90 days still on accrual:   $  862,267   $729,965
Non-accrual loans:                              $1,493,452   $400,597

     Non-accrual loans increased $1.1 million since December 31, 2006. Three commercial relationships comprise the entire balance. The collateral supporting the borrowings in all three cases is real estate. The current allowance allocations for these impaired loans are considered adequate based on expected loss on disposition of collateral.

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                      June 30,    December 31,
                                        2007          2006
                                    -----------   ------------
Land & land improvements            $ 5,143,014    $ 4,913,807
Buildings & building improvements     4,817,643      4,069,215
Furniture, fixtures and equipment     3,362,296      2,922,359
Construction in Process               1,203,611      1,082,722
                                    -----------    -----------
                                     14,526,564     12,988,103
Less: accumulated depreciation        2,319,536      2,029,282
                                    -----------    -----------
                                    $12,207,028    $10,958,821
                                    ===========    ===========

6.   DEPOSITS

     The components of the outstanding deposit balances at June 30, 2007 and December 31, 2006 were as follows:

                          June 30, 2007   December 31,
                             Balance      2006 Balance
                          -------------   ------------
Non-interest bearing
   Demand                  $ 19,519,568   $ 17,179,082
Interest bearing
   Checking                  27,916,697     18,606,890
   Money Market              22,196,614     17,648,173
   Savings                   15,652,527     13,113,050
   Time, under $100,000      44,984,652     39,154,246
   Time, over $100,000       97,844,917    108,580,971
                           ------------   ------------
Total Deposits             $228,114,975   $214,282,412
                           ============   ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The June 30, 2007 and December 31, 2006 information was as follows:

                                           Repurchase   Federal Funds
                                           Agreements     Purchased
                                           ----------   -------------
Outstanding at June 30, 2007               $5,018,681    $        0
   Average interest rate at year end             3.35%         0.00%
   Average balance during year              5,088,956     2,019,613
   Average interest rate during year             3.34%         5.49%
   Maximum month end balance during year    5,695,329     3,900,000

Outstanding at December 31, 2006           $4,494,614    $        0
   Average interest rate at year end             3.34%         0.00%
   Average balance during year              4,993,710     2,078,479
   Average interest rate during year             3.17%         5.46%
   Maximum month end balance during year    5,758,378     6,700,000

8.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings, the Bank has the capacity to borrow $6,900,000. Each borrowing requires a direct pledge of securities or loans. At June 30, 2007, the Bank had assets with a market value of $9,616,138 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both June 30, 2007 and December 31, 2006 are:

                       Current       June 30,    December 31,
Maturity Date       Interest Rate      2007          2006
-----------------   -------------   ----------   ------------
March 24, 2010           5.99        1,500,000     1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000
                                    ==========    ==========

9.   SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 7.41% at June 30, 2007. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   SUBORDINATED DEBENTURES (Continued)

     regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on July 2, 2007 because June 30, 2007 fell on a weekend. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

10.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with LaSalle Bank National Association ("LaSalle"). The total balance outstanding at June 30, 2007 was $800,000 and at December 31, 2006 was $400,000. There was no activity related to the line in the first quarter of 2007. On June 29, 2007, the Company drew $400,000 to support its general operating expenses and to contribute capital to the Bank. The outstanding principal bears interest at a rate of 90 basis points below LaSalle's prime rate, which is currently 8.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November on the outstanding principal balance of this line of credit. The borrowings may be prepaid in whole or in part without any prepayment penalty.

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

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2007 and December 31, 2006 follows:

                                                 June 30,    December 31,
                                                   2007          2006
                                               -----------   ------------
Unused lines of credit and letters of credit   $37,480,366    $39,135,932
Commitments to make loans                        1,054,530        816,646

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

     Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments.

12.  INCOME TAXES

     Federal tax expense was lower in the first half of 2007 compared to the first six months of 2006. The decrease is not only related to lower pre-tax income but also to an adjustment that occurred in the first quarter of 2007 when the Company reevaluated its federal tax accruals and concluded that tax liabilities needed to be modified reducing federal tax expense recorded in that quarter by $36,000. The federal tax benefit that was recorded in the second quarter of 2007 was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both June 30, 2007 and December 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS (Continued)

     Actual and required capital amounts and ratios at June 30, 2007 and December 31, 2006 for the Bank were:

                                                                     Minimum Required to
                                                                     Be Well Capitalized
                                                 Minimum Required        Under Prompt
                                                   For Capital        Corrective Action
                                Actual          Adequacy Purposes         Provisions
                         -------------------   -------------------   -------------------
                            Amount     Ratio      Amount     Ratio     Amount      Ratio
                         -----------   -----   -----------   -----   -----------   -----
June 30, 2007
Total Capital (Tier 1
   and Tier 2) to risk
   weighted assets of
   the Bank              $24,469,967   10.21%  $19,173,370   8.00%   $23,966,712   10.00
Tier 1 (Core) Capital
   to risk-weighted
   assets of the Bank     21,673,865    9.04%    9,586,685   4.00%    14,380,027    6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank            21,673,865    8.55%   10,140,909   4.00%    12,676,136    5.00

December 31, 2006
Total Capital (Tier 1
   and Tier 2) to risk
   weighted assets of
   the Bank              $23,532,791   10.45%  $18,020,232   8.00%   $22,525,290   10.00
Tier 1 (Core) Capital
   to risk-weighted
   assets of the Bank     20,983,775    9.32     9,010,116   4.00     13,515,174    6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank            20,983,775    8.73     9,618,321   4.00     12,022,901    5.00

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company through June 30, 2007 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2007 to that at December 31, 2006. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2007 as compared to the same periods of 2006. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $14.3 million to $261.3 million at June 30, 2007 from $247.0 million at December 31, 2006. This is a 5.8% increase in assets during the first six months of 2007. Asset growth was funded by deposit growth and was reflected by increases in the loan portfolio and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents decreased by $2.1 million to $7.0 million at June 30, 2007 from $9.1 million at December 31, 2006. This decrease was the net effect of increased balances held at other financial institutions being offset by a decrease in federal funds sold. Changes in these balances are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

Total loans climbed to $221.4 million at June 30, 2007 from $207.4 million at December 31, 2006. The $14.0 million net increase is comprised of $7.6 million growth in the commercial and commercial real estate portfolios and $5.4 million growth in residential mortgage and construction loans. The Bank still maintains a focus on commercial lending. However one of the Bank's recent initiatives was to increase its mortgage lending presence in the local marketplace. To execute this strategy, the Bank recruited six well-known, experienced mortgage originators. As in the past, it is the Bank's intention to sell in the secondary market a majority of the residential real estate loans originated, however there will be situations that will require the Bank to retain a loan for its own portfolio. Even with the recent growth in the residential portfolio, commercial and commercial real estate categories of loans still comprise nearly 80% of the Bank's total loan portfolio.

Other lending activity during the first six months of 2007 included the origination of $1.9 million Small Business Association ("SBA") loans and the sale of $1.8 million of SBA loans. The associated gain with the sale transactions was $136,000. There were no SBA loans sold in the first half of 2006. The Bank's SBA lending program was developed in the second half of 2006 and consists mainly of selling the guaranteed portion of floating rate SBA loans that the Bank originates. The Bank retains the unguaranteed portion which is generally 20% to 25% of the outstanding principal.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at June 30, 2007 are included below:

                                     Within       Three to
                                     Three         Twelve        One to         After
                                     Months        Months      Five Years     Five Years       Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $30,430,248   $22,261,515   $ 33,405,460   $ 2,101,987   $ 88,199,210
Real estate:
   Commercial                       7,532,467    24,742,220     52,730,125     2,717,874     87,722,686
   Construction                       241,868     2,107,225        167,529       290,121      2,806,743
   Mortgages                          261,643       315,845      1,964,302    11,557,164     14,098,954
   Consumer                         1,848,219     4,610,263     19,210,142     2,890,605     28,559,229
                                  -----------   -----------   ------------   -----------   ------------
                                  $40,314,445   $54,037,068   $107,477,558   $19,557,751   $221,386,822
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates                4,924,691    13,477,608     92,833,935    14,729,335   $125,965,569
Loans at variable rates            35,389,754    40,559,460     14,643,623     4,828,416     95,421,253
                                  -----------   -----------   ------------   -----------   ------------
                                  $40,314,445   $54,037,068   $107,477,558   $19,557,751   $221,386,822
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

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At June 30, 2007, 57% of the loan balances carried a fixed rate and 43% a floating rate and only 9% of the entire portfolio had a contractual maturity longer than five years.

The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At June 30, 2007, the allowance totaled $2.8 million or approximately 1.26% of gross loans outstanding. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

The allocation of the allowance at June 30, 2007 was as follows:

                                                 June 30, 2007              December 31, 2006
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
Balance at End of Period Applicable to:     Amount     Loan Category     Amount     Loan Category
                                          ----------   -------------   ----------   -------------
Commercial                                $1,277,245        45.7%      $1,239,909        48.7%
Real estate:
   Commercial                              1,123,034        40.2          943,907        37.0
   Residential                                69,646         2.5           50,862         2.0
   Construction                               32,278         1.1           15,344         0.6
Consumer                                     293,900        10.5          298,994        11.7
                                          ----------       -----       ----------       -----
Total                                     $2,796,013       100.0%      $2,549,016       100.0%
                                          ==========       =====       ==========       =====

The ratio of allowance for loan losses to total loans increased to 1.26% from a level of 1.23% at December 31, 2006. The increase is directly related to the $1.1 million increase in non-accrual loans since year-end 2006 as well as an increase in the Bank's holdings of unguaranteed SBA loans. Management continues to monitor the allocations on a monthly basis and makes adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. An additional $395,000 was added to the allowance through provision for loan losses during the first half of 2007 with $268,000 being added in the second quarter.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2007 compared to those at year-end 2006 and the corresponding change, related to those two periods.

                                                           Increase
Loans Past Due:       June 30, 2007   December 31, 2006   (Decrease)
---------------       -------------   -----------------   ----------
30-59 days              $  473,724        $1,407,140      $ (933,416)
60-89 days                 565,004           885,689        (320,685)
90 days and greater        862,267           729,965         132,302
Non accrual loans       $1,493,452        $  400,597      $1,092,855

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Since year-end 2006, overall past due and non-accrual loans have decreased by $29,000. A majority of the activity is related to loans moving out of various past due categories and being reclassed into the non-accrual category.

Non-accrual loans increased $1.1 million since December 31, 2006. Three commercial relationships comprise the entire increase. The collateral supporting the borrowings in all three cases is real estate. The current reserve allocations for these loans are considered adequate based on expected loss on disposition of collateral.

Although the collection process is believed to be sound, there was still the need to charge-off loans. Annualized net charge-offs to average loans was 0.14% for the first half of 2007, down significantly from 0.25% for the first half of 2006. There were net charge-offs of $148,000 recorded for the first six months of 2007, which is much lower than net charge-offs of $478,000 for the similar period in 2006. Approximately 75% of the balances charged off in the first half of 2006 were non-accrual loans that had specific allocations in the allowance for loan losses. More than half (61%) of the recorded charge-offs in the first half of 2006 were related to one impaired commercial relationship.

Bank premises and equipment increased $1.2 million during the first half of 2007. A small portion of the increase was the remaining costs associated with the completion of the North Muskegon branch building which became operational on January 5, 2007. The other costs are construction billings for the Grand Haven Branch. In August 2007, it is management's intention to relocate the Grand Haven banking office to a new building at US-31 and Taylor Street.

Other assets rose $533,000 since December 31, 2006. The largest item contributing to the change is the addition of $349,000 in other real estate owned between the two period ends. Other real estate owned is comprised of properties relinquished by customers through the collection process. As properties are added to other real estate owned they are written down to market value (less estimated selling costs) based on a professional appraisal or other common means of valuation. Currently there are 5 properties being held. There have been two properties added and one disposition since December 31, 2006. The largest addition during the first half of 2007 was a residence in the Grand Haven area. If any property in this category is sold for less than it is being held, further losses could result.

Deposit balances were $228.1 million at June 30, 2007 up from $214.3 million at December 31, 2006. Total deposit growth since year-end was $13.8 million or 6.4%. Increases were recorded in all types of accounts except time deposits greater than $100,000.

Deposit growth is due to several of the Bank's large public fund customers increasing their holdings since year-end as well as contributions from the enhanced branch system. Since year-end 2007, non-interest bearing checking accounts increased 13.6% while interest bearing checking accounts and savings accounts grew $16.4 million. Local time deposits grew $11.2 million in the first six months of 2007. As a result of the growth of local deposits the Bank was able to reduce its concentration of brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. Since December 31, 2006, the Bank decreased its total balance of brokered deposits by $16.2 million and the ratio of brokered deposits to total deposits

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

decreased from 37% at December 31, 2006 to a level of 27% at June 30, 2007. The Bank hopes to continue decreasing its dependency on brokered funds as its branching network in the local market expands.

The notes payable balance consists of draws on the Company's revolving line of credit with LaSalle. The balance increased $400,000 since December 31, 2006 as a result of a draw made on June 29, 2007. The proceeds were used for general operating expenses of the Company and to contribute capital to the Bank to ensure that it maintained a well-capitalized regulatory status. Future draws are expected for similar reasons.

The shareholders' equity totaled $16.3 million and $16.1 million at June 30, 2007 and December 31, 2006 respectively. The earnings recorded in the first half of the year were offset by increases in accumulated other comprehensive loss (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first six months of 2007 was $246,000 which was $459,000 less than the similar period in 2006. The corresponding basic and diluted earnings per share for the first half of 2007 was $0.17 compared to $0.49 and $0.48 respectively for 2006. Year to date 2007 earnings were impacted by a lower net interest margin coupled with higher personnel and depreciation costs associated with two new branch buildings--one in a new market and one replacement building and the undertaking of a mortgage initiative.

Net income for the second quarter of 2007 was $18,000 while net income for the same period in 2006 was $342,000. The corresponding basic and diluted earnings per share for the second quarter of 2007 were $0.01 compared to $0.24 and $0.23 for the similar period in 2006. These results are indicative of the significant investments the Company has made in branch facilities over the past nine months as well as our recent recruitment of five mortgage originators. Although neither strategic initiative has realized a consistent return, both initiatives are currently meeting the initial strategic projections of management.

For the first six months and second quarter of 2007, the annualized return on the Company's average total assets was 0.20% and 0.03%, respectively, which is down from 0.62% and 0.60% annualized return for the same periods in 2006. The Company's annualized return on average equity was 3.01% and 0.44% for the first half and second quarter of 2007 and 9.46% and 9.11% for the first half and second quarter of 2006. The ratio of average equity to average assets was 6.52% and 6.48% for the first half and second quarter of 2007 and 6.56% and 6.63% for the same periods in 2006.

As mentioned above, significant differences between the operating results of the first half of 2006 and 2007 are the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                      Six months ended June 30,
                                             --------------------------------------------------------------------------
                                                             2007                                  2006
                                             -----------------------------------   ------------------------------------
                                                Average                  Average      Average                   Average
                                                Balance      Interest      Rate       Balance       Interest      Rate
                                             ------------   ----------   -------   ------------   -----------   -------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions                 $  4,549,622   $  118,340     5.20%   $  5,323,322    $  119,739     4.50%
   Securities                                  19,498,116      477,577     4.90      19,547,407       413,319     4.23
   Loans (including held for sale)            210,442,056    8,325,841     7.91     192,757,663     7,369,830     7.65
                                             ------------   ----------   ------    ------------    ----------   ------
                                              234,489,794    8,921,758     7.61     217,628,392     7,902,888     7.26
   Other assets                                16,136,163                             9,690,770
                                             ------------                          ------------
                                             $250,625,957                          $227,319,162
                                             ============                          ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                 $197,416,818   $4,321,375     4.38    $177,769,552    $3,217,233     3.62
   Federal funds purchased and
      repurchase agreements                     7,108,569      140,507     3.95       6,397,191       110,683     3.46
   Subordinated Debentures, Note
     Payable and Federal Home Loan
   Bank Advances                               10,904,396      356,907     6.55      10,641,436       333,740     6.27
                                             ------------   ----------   ------    ------------    ----------   ------
                                              215,429,783    4,818,789     4.47     194,808,179     3,661,656     3.76
                                                            ----------                             ----------
   Non-interest bearing deposits               17,869,184                            17,152,794
   Other liabilities                              984,419                               445,095
   Shareholders' Equity                        16,342,571                            14,913,094
                                             ------------                          ------------
                                             $250,625,957                          $227,319,162
                                             ============                          ============
Net  interest  income  (tax  equivalent
   basis)                                                    4,102,969                              4,241,232
Net interest  spread on earning  assets
   (tax equivalent basis)                                                  3.14%                                  3.50%
                                                                         ======                                 ======
Net interest  margin on earning  assets
   (tax equivalent basis)                                                  3.50%                                  3.90%
                                                                         ======                                 ======
Average interest-earning assets to average
   interest-bearing liabilities                                          108.85%                                111.71%
                                                                         ======                                 ======
Tax equivalent adjustment                                      (57,773)                               (53,279)
                                                            ----------                             ----------
Net interest income                                         $4,045,196                             $4,187,953
                                                            ==========                             ==========

The tax equivalent net interest spread on average earning assets decreased 36 basis points to 3.14% since June 30, 2006. The tax equivalent net interest margin decreased by 40 basis points from 3.90% at June 30, 2006 to 3.50% at June 30, 2007. The tax equivalent net interest income for the first half of 2007 was $4.1 million compared to a figure of $4.2 million for the same six months in 2006. The Company recorded $143,000 less net interest income although there were $16.9 million more average earning assets on the books. The net interest margin compression between the two periods was mostly a result of increased cost of funds between the first half of 2006 compared to the similar period in 2007. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not enough to offset the 76 basis point increase in expense experienced on the deposit side from a rate and outstanding balance perspective.

The average rate earned on interest earning assets was 7.61% for the six months ended June 30, 2007 compared to 7.26% for the same period in 2006, a 35 basis point increase. The main contributing factor was a 26 basis point increase in the yield on loans, the Bank's largest earning asset category. The Bank's internal prime rate was 59 basis points higher between the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

first six months of 2007 and that of 2006. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. Typically the Bank's loan portfolio is fairly balanced between fixed and floating rate loans however over the last year customers have preferred fixed rate terms causing the concentration of floating rate loans to be reduced to 43% as of June 30, 2007. As of June 30, 2006 the concentration was 51%.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 71 basis points for the first six months of 2007 compared to the first six months of 2006. During 2006, there was a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. For the first half of 2007, deposit rates continued to rise while lending rates remained stable. Management believes that the Bank's enhanced branching system will over time help adjust the mix of the Bank's outstanding deposits towards one that has a higher concentration of lower costing funds which should positively affect the Company's net interest margin.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2007 and 2006 is in the table below.


                                                                        Three months ended June 30,
                                             -------------------------------------------------------------------------------
                                                              2007                                     2006
                                             --------------------------------------   --------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                             ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions                 $  3,651,018   $   47,671       5.22%    $  1,572,197   $   18,757       4.77%
   Securities                                  19,954,807      246,826       4.95       19,512,364      205,212       4.21
   Loans (including held for sale)            213,401,967    4,268,819       8.00      195,783,381    3,841,279       7.85
                                             ------------   ----------     ------     ------------   ----------     ------
                                              237,007,792    4,563,316       7.70      216,867,942    4,065,248       7.50
   Other assets                                16,568,921                               10,043,454
                                             ------------                             ------------
                                             $253,576,713                             $226,911,396
                                             ============                             ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                 $198,374,197   $2,209,884       4.46     $175,534,990   $1,678,261       3.82
   Federal funds purchased and
      repurchase agreements                     8,500,961       89,508       4.21        7,822,448       75,917       3.88
   Subordinated Debentures, Note
      Payable and Federal Home
   Loan Bank Advances                          10,908,791      178,500       6.55       10,781,319      172,417       6.40
                                             ------------   ----------     ------     ------------   ----------     ------
                                              217,783,949    2,477,892       4.55      194,138,757    1,926,595       3.97
                                                            ----------                               ----------
   Non-interest bearing deposits               18,374,538                               17,161,374
   Other liabilities                              987,842                                  577,672
   Shareholders' Equity                        16,430,384                               15,033,593
                                             ------------                             ------------
                                             $253,576,713                             $226,911,396
                                             ============                             ============
Net interest income (tax equivalent
   basis)                                                    2,085,424                                2,138,653
Net interest  spread on earning  assets
   (tax equivalent basis)                                                    3.15%                                    3.53%
                                                                           ======                                   ======
Net interest  margin on earning  assets
   (tax equivalent basis)                                                    3.52%                                    3.94%
                                                                           ======                                   ======
Average interest-earning assets to average
   interest-bearing liabilities                                            108.83%                                  111.71%
                                                                           ======                                   ======
Tax equivalent adjustment                                      (28,495)                                 (25,488)
                                                            ----------                               ----------
Net interest income                                         $2,056,929                               $2,113,165
                                                            ==========                               ==========

Similar to the comparison of the net interest income results of the first half of 2006 to that of the first half of 2007, there was a decrease in tax equivalent net interest income between the two quarters and there was net interest margin compression. Tax equivalent net interest income decreased by $53,000 in spite of the fact that there was $20.1 million more average earning assets between the second quarter of 2007 and the second quarter of 2006. The tax equivalent net interest spread and margin declined by 38 and 42 basis points respectively between the second quarter of 2006 and the similar period in 2007. The internal prime lending rate was 28 basis points more in the second quarter of 2007 compared to the same quarter in 2006, however this difference was more than offset by a 58 basis point increase in the Company's cost of funds between the same two periods.

As the Bank's cost of funds increases and prime rate changes are always a possibility, asset liability management has become an important tool for assessing and monitoring liquidity and

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in an ambiguous and somewhat irrational rate environment. Details of the repricing gap at June 30, 2007 were:

                                                             Interest Rate Sensitivity Period
                                         -----------------------------------------------------------------------
                                            Within        Three to        One to         After
                                             Three         Twelve          Five           Five
                                            Months         Months          Years         Years          Total
                                         ------------   ------------   ------------   -----------   ------------
Earning assets
   Interest-bearing deposits
       in other financial institutions   $     78,256   $          0   $          0   $         0   $     78,256
   Federal Funds Sold                       2,650,000              0              0             0      2,650,000
   Securities (including FHLB stock)          941,577      1,976,396     10,853,206     5,626,540     19,397,719
   Loans Held for Sale                              0              0              0       533,602        533,602
   Loans                                  100,221,442     19,526,426     89,561,007    12,077,947    221,386,822
                                         ------------   ------------   ------------   -----------   ------------
                                          103,891,275     21,502,822    100,414,213    18,238,089    244,046,399
Interest-bearing liabilities
   Savings and checking                    65,765,838              0              0             0     65,765,838
   Time deposits <$100,000                 12,276,594     30,233,198      2,474,860             0     44,984,652
   Time deposits >$100,000                 23,676,455     41,264,380     32,904,082             0     97,844,917
   Repurchase agreements and
      Federal funds purchased               5,018,681              0              0             0      5,018,681
   Subordinated Debt and Federal
      Home Loan Bank Advances              11,300,000              0              0             0     11,300,000
                                         ------------   ------------   ------------   -----------   ------------
                                          118,037,568     71,497,578     35,378,942             0    224,914,088
Net asset (liability) repricing gap      $(14,146,293)  $(49,994,756)  $ 65,035,271   $18,238,089   $ 19,132,311
                                         ============   ============   ============   ===========   ============
Cumulative net asset (liability)
   Repricing gap                         $(14,146,293)  $(64,141,049)       894,222   $19,132,311
                                         ============   ============   ============   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that increases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went up by 25 basis points and every interest earning asset and interest bearing liability on the Company's June 30, 2007 balance sheet repricing in the

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. At this point in time it would not be prudent to assume that deposit rates will only increase if the national federal funds rate increases. The local marketplace has experienced significant increases in deposit rates as noted above. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain timeframes. Management has taken measures, such as increasing and enhancing its branch facilities, to reallocate the mix of the Bank's deposits to be more favorably distributed in the lower costing account categories.

The provision for loan losses for the second quarter and the first six months of 2007 were $268,000 and $395,000 compared to figures of $224,000 and $302,000 for the same periods in 2006. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first half of 2007 totaled $879,000 and represented a 30% increase compared to last year's first half total, which was $676,000. The main underlying factor was an increase in gains on SBA and mortgage loan sales recorded. In the first half of 2007, the gains on sales of these products totaled $188,000 compared to $16,000 recorded in the first half of 2006. 72% of the increase is attributable to gains on SBA loan sales. The Bank developed its SBA lending program in 2006 but there were no recorded gains until the third quarter of that year. Increases to gain on loan sales were slightly offset by a decline in fees earned on the Bank's overdraft protection product mostly caused by lower commercial customer use than in the past.

Non-interest income for the second quarter of 2007 was $68,000 more than the $356,000 recorded in the same quarter of 2006. A significant portion (61%) of the increase came from the newly implemented mortgage initiative with gains on mortgage loans sales improving $42,000 compared to the second quarter of 2006.

Non-interest expenses for the first six months of 2007 were $4.3 million compared to a total of $3.5 million for 2006, an increase of 20%. The second quarter non-interest expense total was $2.2 million for 2007 and $1.8 million for 2006. The notable variances among the individual categories were in the areas of salaries and benefits and occupancy and equipment expenses.

On average there were an additional 18.7 full-time equivalent employees during the first six months of 2007 compared to the same period of 2006. These additions as well as general staff compensation increases resulted in a 25% growth in total salaries and benefits expense. Additions to staff were made for the newly created fourth branch facility as well as to support the growth of the Bank from both a sales and operational standpoint. The recently implemented mortgage initiative added nine full-time equivalent employees in the second quarter of 2007. The $484,000 increase in salaries and benefits between the first half of 2007 and the similar period in 2006 accounted for 68% of the increase in total non interest expenses.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

For the second quarter of 2007, salaries and benefits were $339,000 higher than the similar period in 2006. For that period the difference in full-time equivalent people was 22.5. The salaries and benefits expenses recorded for the second quarter of 2007 included recruiting expenses associated with the mortgage initiative. In January 2008, the six mortgage originators currently on staff will be moving to an entirely commission-based salary program.

Occupancy and equipment expenses were $593,000 and $304,000 for the first half and second quarter of 2007 respectively compared to $373,000 and $190,000 for the first half and second quarter of 2006. The increases between the four periods is directly related to depreciation expense from the construction of a fourth banking location which became operational in the fourth quarter of 2006 as well as the construction of a replacement banking facility in North Muskegon which opened in January of 2007.

Federal tax expense was lower in the first half of 2007 compared to the first six months of 2006. The decrease is not only related to lower pre-tax income but also to an adjustment that occurred in the first quarter of 2007 when the Company reevaluated its federal tax accruals and concluded that tax liabilities needed to be modified reducing federal tax expense recorded in that quarter by $36,000. The federal tax benefit that was recorded in the second quarter of 2007 was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

                        COMMUNITY SHORES BANK CORPORATION

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2007 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting held on May 10, 2007, the Company's shareholders voted to elect three Class III Directors, Heather D. Brolick, Bruce J. Essex, and Bruce
C. Rice, each for a three year term expiring at the annual meeting of the shareholders of the Company in 2010. The results of the election were as follows:

                       Votes       Votes      Votes     Broker Non-
Nominee                 For      Withheld   Abstained      Votes
-------              ---------   --------   ---------   -----------
Heather D. Brolick   1,149,491    109,628       0         209,681
Bruce J. Essex       1,111,822    147,297       0         209,681
Bruce C. Rice        1,110,411    148,708       0         209,681

                        COMMUNITY SHORES BANK CORPORATION

The terms for the following directors (who were not up for election) continued after the annual meeting: Gary F. Bogner, Robert L. Chandonnet, Dennis L. Cherette, Steven P. Moreland, Joy R. Nelson, Jonathan L. Smith and Roger W. Spoelman.

Additionally, shareholders voted to approve the Executive Incentive Plan as it was presented in the Company's 2007 proxy statement. The result of the vote was as follows:

 Votes     Votes      Votes     Broker Non-
  For     Against   Abstained      votes
-------   -------   ---------   -----------
710,470   191,359    14,726       552,245

Finally, shareholders voted to ratify the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accountants for 2007. The result of the vote was as follows:

  Votes      Votes      Votes     Broker Non-
   For      Against   Abstained      votes
---------   -------   ---------   -----------
1,212,704    46,166      250        209,680

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------   ------------------------------------------------------------------
    3.1       Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769)
    3.2       Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166)
   31.1       Rule 13a-14(a) Certification of the principal executive officer
   31.2       Rule 13a-14(a) Certification of the principal financial officer
   32.1       Section 1350 Certification of Chief Executive Officer
   32.2       Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

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

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------   ------------------------------------------------------------------
    3.1       Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769)
    3.2       Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166)
   31.1       Rule 13a-14(a) Certification of the principal executive officer
   31.2       Rule 13a-14(a) Certification of the principal financial officer
   32.1       Section 1350 Certification of Chief Executive
   32.2       Section 1350 Certification of Chief Financial Officer