Form 10QSB
period 2007-09-30
COMMUNITY SHORES BANK CORP
filed 2007-11-14
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

At October 31, 2007, 1,468,800 shares of Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.    Financial Information

           Item 1. Financial Statements..............................       1

           Item 2. Management's Discussion and Analysis..............      14

           Item 3. Controls and Procedures...........................      26

PART II.   Other Information

           Item 1. Legal Proceedings.................................      26

           Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds..........................................      26

           Item 3. Defaults upon Senior Securities...................      26

           Item 4. Submission of Matters to a Vote of Security
                   Holders...........................................      26

           Item 5. Other Information.................................      26

           Item 6. Exhibits .........................................      27

           Signatures................................................      28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          September 30,   December 31,
                                                                               2007           2006
                                                                          -------------   ------------
                                                                           (unaudited)
ASSETS

Cash and due from financial institutions                                  $  3,901,052    $  3,398,155
Interest-bearing deposits in other financial institutions                       66,121          72,115
Federal funds sold                                                                   0       5,600,000
                                                                          ------------    ------------
   Total cash and cash equivalents                                           3,967,173       9,070,270
Securities
   Available for sale (at fair value)                                       13,550,547      13,184,437
   Held to maturity (fair value of $5,219,322 at September 30, 2007 and
      $5,219,555 at December 31, 2006)                                       5,248,034       5,257,835
                                                                          ------------    ------------
      Total securities                                                      18,798,581      18,442,272
Loans held for sale                                                            921,623         165,070
Loans                                                                      229,970,365     207,432,376
Less: Allowance for loan losses                                              3,111,096       2,549,016
                                                                          ------------    ------------
   Net loans                                                               226,859,269     204,883,360
Federal Home Loan Bank stock                                                   404,100         404,100
Premises and equipment, net                                                 12,641,544      10,958,821
Accrued interest receivable                                                  1,369,554       1,249,680
Other assets                                                                 2,322,197       1,807,258
                                                                          ------------    ------------
      Total assets                                                        $267,284,041    $246,980,831
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Non-interest bearing                                                   $ 18,175,949    $ 17,179,082
   Interest bearing                                                        207,040,122     197,103,330
                                                                          ------------    ------------
      Total deposits                                                       225,216,071     214,282,412
Federal funds purchased and repurchase agreements                           13,506,499       4,494,614
Federal Home Loan Bank advances                                              6,000,000       6,000,000
Subordinated debentures                                                      4,500,000       4,500,000
Notes Payable                                                                1,106,043         400,000
Accrued expenses and other liabilities                                         592,300       1,185,180
                                                                          ------------    ------------
      Total liabilities                                                    250,920,913     230,862,206

Shareholders' equity
   Preferred Stock, no par value: 1,000,000 shares
      authorized and none issued                                                     0               0
   Common Stock, no par value: 9,000,000 shares authorized;
      1,468,800 and 1,466,800 shares issued at September 30,2007 and
      December 31, 2006                                                     13,296,462      13,274,098
   Retained Earnings                                                         3,171,175       3,027,774
   Accumulated other comprehensive loss                                       (104,509)       (183,247)
                                                                          ------------    ------------
   Total shareholders' equity                                               16,363,128      16,118,625
                                                                          ------------    ------------
   Total liabilities and shareholders' equity                             $267,284,041    $246,980,831
                                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                             Ended           Ended           Ended           Ended
                                                         September 30,   September 30,   September 30,   September 30,
                                                             2007              2006            2007            2006
                                                         -------------   -------------   -------------   -------------
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                   $4,518,411      $4,098,809     $12,844,252     $11,468,639
   Securities                                                 213,087         181,241         632,891         541,281
   Federal funds sold, FHLB dividends and other income          2,898           7,095         121,238         126,834
                                                           ----------      ----------     -----------     -----------
      Total interest income                                 4,734,396       4,287,145      13,598,381      12,136,754
INTEREST EXPENSE
   Deposits                                                 2,306,697       1,833,631       6,628,072       5,050,865
   Repurchase agreements and federal funds purchased          139,248         107,957         279,755         218,640
   Federal Home Loan Bank advances and notes payable          189,736         181,588         546,643         515,328
                                                           ----------      ----------     -----------     -----------
      Total interest expense                                2,635,681       2,123,176       7,454,470       5,784,833
NET INTEREST INCOME                                         2,098,715       2,163,969       6,143,911       6,351,921
Provision for loan losses                                     406,675         216,873         802,006         518,625
                                                           ----------      ----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,692,040       1,947,096       5,341,905       5,833,296
Noninterest income
   Service charges on deposit accounts                        253,075         239,155         700,132         733,444
   Mortgage loan referral fees                                  9,995               0           9,995           1,437
   Gain on sale of loans                                       34,427         124,610         239,007         141,013
   Gain on sale of securities                                       0               0           1,986               0
   Gain (loss) on disposal of equipment                           378               0             458            (124)
   Other                                                      119,547          97,015         345,120         261,250
                                                           ----------      ----------     -----------     -----------
      Total noninterest income                                417,422         460,780       1,296,698       1,137,020
Noninterest expense
   Salaries and employee benefits                           1,288,097         992,048       3,709,793       2,930,124
   Occupancy                                                  146,642         100,828         430,217         275,902
   Furniture and equipment                                    170,928         113,069         480,927         311,323
   Advertising                                                 38,037          90,778         128,865         174,570
   Data processing                                            109,820          93,185         327,216         289,463
   Professional services                                      131,020         166,603         403,602         424,394
   Other                                                      399,612         329,173       1,059,198       1,026,462
                                                           ----------      ----------     -----------     -----------
      Total noninterest expense                             2,284,156       1,885,684       6,539,818       5,432,238
INCOME (LOSS) BEFORE INCOME TAXES                            (174,694)        522,192          98,785       1,538,078
Federal income tax expense (benefit)                          (71,690)        159,045         (44,616)        469,347
                                                           ----------      ----------     -----------     -----------
NET INCOME (LOSS)                                          $ (103,004)     $  363,147     $   143,401     $ 1,068,731
                                                           ==========      ==========     ===========     ===========
Comprehensive income                                       $   72,812      $  496,307     $   222,139     $ 1,092,518
                                                           ==========      ==========     ===========     ===========
Weighted average shares outstanding                         1,468,800       1,449,191       1,468,771       1,440,976
                                                           ==========      ==========     ===========     ===========
Diluted average shares outstanding                          1,468,800       1,476,893       1,485,129       1,471,044
                                                           ==========      ==========     ===========     ===========
Basic EPS                                                  $    (0.07)     $     0.25     $      0.10     $      0.74
                                                           ==========      ==========     ===========     ===========
Diluted EPS                                                $    (0.07)     $     0.25     $      0.10     $      0.73
                                                           ==========      ==========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                  STATEMENT OF CHANGES OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      Accumulated
                                                                                         Other           Total
                                                             Common      Retained    Comprehensive   Shareholders'
                                                Shares       Stock       Earnings    Income (Loss)       Equity
                                              ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2006                    1,436,800   $12,998,670   $1,712,462     $(211,221)     $14,499,911
Proceeds from the exercise of stock options      40,000       400,000                                     400,000
Stock tendered for option exercises             (10,000)     (125,900)                                   (125,900)
Stock option compensation expense                               1,328                                       1,328
Comprehensive income:
  Net income                                                             1,068,731                      1,068,731
  Unrealized gain on securities
     available-for-sale, net                                                              23,787           23,787
                                                                                                      -----------
        Total comprehensive income                                                                      1,092,518
                                              ---------   -----------   ----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2006                 1,466,800   $13,274,098   $2,781,193     $(187,434)     $15,867,857
                                              =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2007                    1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625
Proceeds from the exercise of stock options       2,000        20,460                                      20,460
Tax benefit from option exercise                                1,904                                       1,904
Comprehensive income:
  Net income                                                               143,401                        143,401
  Unrealized gain on securities
     available-for-sale                                                                   78,738           78,738
        Total comprehensive income                                                                        222,139
                                              ---------   -----------   ----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2007                 1,468,800   $13,296,462   $3,171,175     $(104,509)     $16,363,128
                                              =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                            Nine Months     Nine Months
                                                               Ended           Ended
                                                           September 30,   September 30,
                                                                2007            2006
                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                              $    143,401    $  1,068,731
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                 802,006         518,625
      Depreciation and amortization                             457,703         217,331
      Net amortization of securities                              3,935          21,357
      Net realized gain on sale of securities                    (1,986)              0
      Net realized gain on sale of loans                       (239,007)       (141,013)
      Net realized (gain) loss on disposal of equipment            (458)            124
      Loans originated for sale                             (16,439,600)     (2,766,245)
      Proceeds from loan sales                               15,922,054       2,907,257
      Stock option compensation expense                               0           1,328
      Net change in:
         Accrued interest receivable and other assets          (254,375)     (1,824,265)
         Accrued interest payable and other liabilities        (592,880)        476,424
                                                           ------------    ------------
            Net cash from (used in) operating activities       (199,207)        479,654
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                     494,650               0
      Maturities, prepayments and calls                       2,670,596       2,159,546
      Purchases                                              (3,404,204)     (1,247,388)
    Activity in held-to-maturity securities:
      Maturities                                                      0         185,000
      Purchases                                                       0        (537,262)
   Loan originations and payments, net                      (23,198,915)    (13,092,412)
   Redemption of Federal Home Loan Bank stock                         0          13,500
   Additions to premises and equipment                       (2,139,968)     (2,725,768)
                                                           ------------    ------------
      Net cash used in investing activities                 (25,577,841)    (15,132,784)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                    10,933,659      15,004,891
   Net change in federal funds purchased and
      repurchase agreements                                   9,011,885      (1,038,358)
   Other borrowing activity:
      Draws on note payable and line of credit                1,512,086         600,000
       Paydown on note payable                                 (806,043)       (200,000)
   Tax benefit from exercise of stock options                     1,904               0
   Net proceeds from exercise of stock options                   20,460         274,100
                                                           ------------    ------------
      Net cash from financing activities                     20,673,951      14,640,633
Net change in cash and cash equivalents                      (5,103,097)        (12,497)
Beginning cash and cash equivalents                           9,070,270       4,651,459
                                                           ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                           $  3,967,173    $  4,638,962
                                                           ============    ============
Supplemental cash flow information:
   Cash paid during the period for interest                $  7,286,924    $  5,599,930
   Cash paid during the period for federal income tax           250,000         340,000
   Transfers from loans to foreclosed assets                    421,000         112,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2007 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2006. Some items in the prior year financial statements were reclassified to conform to the current presentation.

     The Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), was adopted as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's consolidated financial statements. The Company is only subject to examinations of federal taxing authorities for years after 2004. The Company and its subsidiaries are subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement established a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Standard is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact of the adoption of this standard.

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

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at September 30, 2007 and at December 31, 2006:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
September 30, 2007                       Cost         Gains       Losses        Value
------------------                    ----------   ----------   ---------    -----------
Available for sale:
   US Government and federal agency                  $35,054    $ (46,131)   $ 4,467,087
   Municipal securities                                3,873            0        343,770
   Mortgage-backed securities                          7,420     (158,563)     8,739,690
                                                     -------    ---------    -----------
                                                     $46,347    $(204,694)   $13,550,547
Held to maturity:
   Municipal securities               $5,248,034     $ 5,292    $ (34,004)   $ 5,219,322

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SECURITIES (Continued)

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
December 31, 2006                        Cost         Gains        Losses      Value
-----------------                     ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                  $ 6,015    $(108,742)   $ 4,408,178
   Municipal securities                                4,500       (2,778)       707,516
   Mortgage-backed securities                          5,452     (182,094)     8,068,743
                                                     -------    ---------    -----------
                                                      15,967     (293,614)    13,184,437
Held to maturity:
   Municipal securities               $5,257,835     $ 2,552    $ (40,832)   $ 5,219,555

     Below is the schedule of maturities for securities held at September 30, 2007:

                                                       Held to Maturity
                              Available for Sale   -----------------------
                                     Fair           Amortized       Fair
                                     Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $         0      $        0   $        0
Due from one to five years          3,216,808       1,164,562    1,163,753
Due in more than five years         1,594,049       4,083,472    4,055,569
Mortgage-backed                     8,739,690               0            0
                                  -----------      ----------   ----------
                                  $13,550,547      $5,248,034   $5,219,322
                                  ===========      ==========   ==========

3.   LOANS

     The components of the outstanding loan balances:

                                  September 30, 2007   December 31, 2006
                                  ------------------   -----------------
Commercial                           $ 88,962,792        $ 90,422,689
Real Estate:
   Commercial                          92,307,219          78,012,565
   Residential                         14,353,427          10,172,321
   Construction                         4,791,376           1,334,276
Consumer                               29,693,288          27,616,155
                                     ------------        ------------
      Subtotal:                       230,108,102         207,558,006
      Allowance for loan losses        (3,111,096)         (2,549,016)
   Net deferred loan fees                (137,737)           (125,630)
                                     ------------        ------------
Loans, Net                           $226,859,269        $204,883,360
                                     ============        ============

     Loans held for sale totaled $921,623 at September 30, 2007 and $165,070 at December 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2007 and 2006:

                              Three Months   Three Months   Nine Months   Nine Months
                                  Ended          Ended         Ended         Ended
                                 9/30/07       09/30/06      9/30/07       09/30/06
                              ------------   ------------   -----------   -----------
Beginning Balance               2,796,103     $2,436,765     2,549,016     $2,612,581
Charge-offs
   Commercial                     (48,856)       (80,130)      (75,506)      (460,737)
   Real Estate-Commercial               0              0       (25,463)             0
   Real Estate-Residential              0              0             0              0
   Real Estate-Construction             0              0             0              0
   Consumer                       (52,068)       (31,834)     (169,637)      (176,214)
                               ----------     ----------    ----------     ----------
Total Charge-offs                (100,924)      (111,964)     (270,606)      (636,951)
                               ----------     ----------    ----------     ----------
Recoveries
   Commercial                       2,301          1,607         6,925          9,527
   Real Estate-Commercial               0              0             0              0
   Real Estate-Residential              0              0             0              0
   Real Estate-Construction             0              0             0              0
   Consumer                         6,941          3,546        23,755         43,045
                               ----------     ----------    ----------     ----------
Total Recoveries                    9,242          5,153        30,680         52,572
                               ----------     ----------    ----------     ----------
Net Charge-Offs                   (91,682)      (106,811)     (239,926)      (584,379)
                               ----------     ----------    ----------     ----------
Provision for loan losses         406,675        216,873       802,006        518,625
                               ----------     ----------    ----------     ----------
Ending Balance                 $3,111,096     $2,546,827    $3,111,096     $2,546,827
                               ==========     ==========    ==========     ==========

Impaired loans were as follows:

                                                                          09/30/07     12/31/06
                                                                         ----------   ----------
Period-end loans with no specific allocated allowance for loan losses:           --   $  244,329
Period-end loans with specific allowance for loan losses:                $3,068,558    1,209,023
                                                                         ----------   ----------
   Total:                                                                $3,068,558   $1,453,352
                                                                         ==========   ==========
Amount of the allowance for loan losses specifically allocated:          $  468,749   $  230,856

                                                Three Months   Three Months   Nine Months   Nine Months
                                                    Ended          Ended         Ended         Ended
                                                   9/30/07        9/30/06       09/30/07      9/30/06
                                                ------------   ------------   -----------   -----------
Average of impaired loans during the period:     $2,513,882      $851,818      $2,244,128    $1,231,918
Interest income recognized during impairment:         3,782           773          36,317        15,224
Cash-basis interest income recognized:                3,305           207           8,649        10,355

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

     Non-performing loans were as follows:

                                                 09/30/07    12/31/06
                                                ----------   --------
Loans past due over 90 days still on accrual:   $  632,005   $729,965
Non-accrual loans:                              $2,466,527   $400,597

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                    September 30,   December 31,
                                         2007           2006
                                    -------------   ------------
Land & land improvements             $ 5,455,864     $ 4,913,807
Buildings & building improvements      5,845,580       4,069,215
Furniture, fixtures and equipment      3,641,227       2,922,359
Construction in Process                   20,263       1,082,722
                                     -----------     -----------
                                      14,962,934      12,988,103
Less: accumulated depreciation         2,321,390       2,029,282
                                     -----------     -----------
                                     $12,641,544     $10,958,821
                                     ===========     ===========

6.   DEPOSITS

     The components of the outstanding deposit balances at September 30, 2007 and December 31, 2006 were as follows:

                          September 30,   December 31,
                           2007 Balance   2006 Balance
                          -------------   ------------
Non-interest bearing
   Demand                  $ 18,175,949   $ 17,179,082
Interest bearing
   Checking                  18,740,941     18,606,890
   Money Market              21,587,489     17,648,173
   Savings                   15,426,070     13,113,050
   Time, under $100,000      44,666,647     39,154,246
   Time, over $100,000      106,618,975    108,580,971
                           ------------   ------------
Total Deposits             $225,216,071   $214,282,412
                           ============   ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The September 30, 2007 and December 31, 2006 information was as follows:

                                           Repurchase   Federal Funds
                                           Agreements     Purchased
                                           ----------   -------------
Outstanding at September 30, 2007          $5,406,499    $8,100,000
   Average interest rate at period end           3.11%         4.95%
   Average balance during year              5,083,225     3,718,637
   Average interest rate during year             3.35%         5.42%
   Maximum month end balance during year    5,695,329     8,500,000

Outstanding at December 31, 2006           $4,494,614    $        0
   Average interest rate at year end             3.34%         0.00%
   Average balance during year              4,993,710     2,078,479
   Average interest rate during year             3.17%         5.46%
   Maximum month end balance during year    5,758,378     6,700,000

8.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank was approved in the first quarter of 1999 to be a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings, the Bank has the capacity to borrow $6,900,000. Each borrowing requires a direct pledge of securities or loans. At September 30, 2007, the Bank had assets with a market value of $9,258,973 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings at both September 30, 2007 and December 31, 2006 are:

                       Current      September 30,   December 31,
  Maturity Date     Interest Rate        2007           2006
  -------------     -------------   -------------   ------------
March 24, 2010           5.99          1,500,000      1,500,000
November 3, 2010         5.95          2,000,000      2,000,000
December 13, 2010        5.10          2,500,000      2,500,000
                                      ----------     ----------
                                      $6,000,000     $6,000,000

9.   SUBORDINATED DEBENTURES

     The subordinated debentures stemmed from a trust preferred security offering. Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities carry a floating rate of 2.05% over the 3-month LIBOR. This was initially set at 4.55125% and is 7.28063% at September 30, 2007. The stated maturity is December 30, 2034. The securities are redeemable at par on any interest payment date on or after December 30, 2009 with

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   SUBORDINATED DEBENTURES (Continued)

     regulatory approval, if then required, and are, in effect, guaranteed by the Company. Distributions on the trust preferred securities are payable quarterly on March 30th, June 30th, September 30th and December 30th.

     The most recent distribution was paid on October 1, 2007 because September 30, 2007 fell on a weekend. Under certain circumstances, distributions may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at a floating rate of 2.05% over the 3-month LIBOR.

10.  NOTES PAYABLE

     On September 7, 2007, the Company refinanced its $5 million line of credit with Fifth Third Bank ("Fifth Third"); the line was formerly with LaSalle Bank National Association ("LaSalle"). The LaSalle line of credit matured during the quarter and had an outstanding balance of $806,043. On December 31, 2006 the balance on the LaSalle line was $400,000. On September 7, 2007, the Company executed its first draw on its line of credit with Fifth Third in the amount of $806,043. The draw was used solely for the purpose of paying off the principal and interest owed to LaSalle upon maturity of the Company's former line of credit. Through September 30, there has been one additional draw for $300,000 which occurred on September 28. The proceeds were essentially used for the general operating expenses of the Company and to contribute capital to the Bank. On September 30, 2007 the outstanding balance and rate on the Fifth Third line was $1,106,043 and 6.75% respectively. The Fifth Third line is floating and bears interest on outstanding principal at a rate of 100 basis points below Fifth Third's internal prime rate, which is currently 7.50%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November and the borrowings may be prepaid in whole or in part without any prepayment penalty.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2007 and December 31, 2006 follows:

                                               September 30,   December 31,
                                                   2007            2006
                                               -------------   ------------
Unused lines of credit and letters of credit    $40,650,165     $39,135,932
Commitments to make loans                           817,980         816,646

     Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments.

12.  INCOME TAXES

     Federal tax expense was lower in the first nine months of 2007 compared to the first nine months of 2006. The decrease is not only related to lower pre-tax income but also to an adjustment that occurred in the first quarter of 2007 when the Company reevaluated its federal tax accruals and concluded that tax liabilities needed to be modified reducing federal tax expense recorded in that quarter by $36,000. The federal tax benefit that was recorded in both the second and third quarters of 2007 was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both September 30, 2007 and December 31, 2006.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS (Continued)

     Actual and required capital amounts and ratios at September 30, 2007 and December 31, 2006 for the Bank were:

                                                                             Minimum Required to
                                                                             Be Well Capitalized
                                                         Minimum Required       Under Prompt
                                                           For Capital        Corrective Action
                                         Actual         Adequacy Purposes         Provisions
                                 -------------------   -------------------   -------------------
                                    Amount     Ratio      Amount     Ratio      Amount     Ratio
                                 -----------   -----   -----------   -----   -----------   -----
September 30, 2007
Total Capital (Tier 1 and Tier
   2) to risk weighted assets
   of the  Bank                  $25,163,180   10.07%  $19,985,448   8.00%   $24,981,810   10.00%
Tier 1 (Core) Capital to risk
   to risk-weighted
   assets of the Bank             22,052,084    8.83     9,992,724   4.00     14,989,086    6.00
Tier 1 (Core) Capital to
   to average assets
   of the Bank                    22,052,084    8.35    10,562,320   4.00     13,202,900    5.00

December 31, 2006
Total Capital (Tier 1 and Tier
   2) to risk weighted assets
   of the Bank                   $23,532,791   10.45%  $18,020,232   8.00%   $22,525,290   10.00%
Tier 1 (Core) Capital to risk
   to risk-weighted
   assets of the Bank             20,983,775    9.32     9,010,116   4.00     13,515,174    6.00
Tier 1 (Core) Capital to
   to average assets
   of the Bank                    20,983,775    8.73     9,618,321   4.00     12,022,901    5.00

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company, through September 30, 2007 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2007 to that at December 31, 2006. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2007 as compared to the same periods of 2006. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-QSB.

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

FINANCIAL CONDITION

Total assets increased by $20.3 million to $267.3 million at September 30, 2007 from $247.0 million at December 31, 2006. This is a 8.2% increase in assets during the first nine months of 2007. Asset growth was funded by deposit and borrowings growth and consisted primarily of increases in the loan portfolio and premises and equipment.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash and cash equivalents decreased by $5.1 million to $4.0 million at September 30, 2007 from $9.1 million at December 31, 2006. This decrease was the net effect of increased balances held at other financial institutions being offset by a decrease in federal funds sold. Changes in these balances are related to fluctuations in the liquidity of the Bank and its customers on those particular days.

Total loans climbed to $230.0 million at September 30, 2007 from $207.4 million at December 31, 2006. The $22.6 million net increase is comprised of $12.8 million growth in the commercial and commercial real estate portfolios, $7.7 million growth in residential mortgage and construction loans and $2.1 million in consumer loans. The Bank still maintains a focus on commercial lending. However one of the Bank's recent initiatives was to increase its mortgage lending presence in the local marketplace. To execute this strategy, the Bank recruited five well-known, experienced mortgage originators. As in the past, it is the Bank's intention to sell in the secondary market a majority of the residential real estate loans originated, however there will be situations that will require the Bank to retain a loan for its own portfolio. The 41% increase in residential real estate loans since year-end 2006 is not necessarily indicative of future growth in this portfolio. A portion of the residential loan increase was related to an event that occurred late in the second quarter. One of the Bank's main purchasers of its residential loans decided to quickly exit the loan business forcing the Bank to retain several loans that were in the pipeline and slated for sale. Even with the current focus on the mortgage initiative, the Bank intends on maintaining its commercial focus which is evidenced by the fact that the commercial and commercial real estate categories of loans still comprise 79% of the Bank's total loan portfolio.

Other lending activity during the first nine months of 2007 included the origination of $16.4 million in loans that were sold in the secondary market, 89% were mortgage loans. Mortgage loans are sold servicing released. The correlated gain on the mortgage activity was $103,000. Other origination activity was related to Small Business Association ("SBA") loans. Since January there have been $1.9 million originated and $1.8 million sold. The associated gains from 2007's sales were $136,000.The Bank's SBA lending program was developed in the second half of 2006 and consists mainly of selling the guaranteed portion of floating rate SBA loans that the Bank originates. The Bank retains the unguaranteed portion which is generally 20% to 25% of the outstanding principal. The originations from these business lines totaled $2.9 million for the first nine months of 2006 with 78% being SBA loans. The total gains recorded for both the sales of SBA and mortgage loans in the first nine months of 2006 were $141,000.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. The main approach is to balance the rate sensitivity of the portfolio and manage extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at September 30, 2007 are included below:

                                     Within       Three to       One to         After
                                     Three         Twelve         Five           Five
                                     Months        Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $18,944,466   $34,826,653   $ 33,355,828   $ 2,124,643   $ 89,251,590
Real estate:
   commercial                      14,665,054    19,916,621     55,024,587     2,617,710     92,223,972
   construction                       288,727     3,555,673            399       946,576      4,791,375
   mortgages                           97,530       322,137      2,005,355    11,870,982     14,296,004
Consumer                            1,991,165     4,020,874     19,847,548     3,547,837     29,407,424
                                  -----------   -----------   ------------   -----------   ------------
                                  $35,986,942   $62,641,958   $110,233,717   $21,107,748   $229,970,365
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates                8,036,194    13,415,686     94,476,229    18,052,760    133,980,869
Loans at variable rates            27,950,748    49,226,272     15,757,488     3,054,988     95,989,496
                                  -----------   -----------   ------------   -----------   ------------
                                  $35,986,942   $62,641,958   $110,233,717   $21,107,748   $229,970,365
                                  ===========   ===========   ============   ===========   ============

At September 30, 2007, 58% of the loan balances carried a fixed rate and 42% a floating rate. As the mortgage loan activity increases there could be a change in the contractual maturity composition of the Bank's loan portfolio. Generally mortgage loans have a contractual maturity of up to thirty years. Although the contractual maturities may be as long as thirty years, it is common practice for mortgage loans to have an average life that is closer to seven to ten years. Management is watching the entire loan portfolio carefully and is endeavoring to avoid exposing the Bank to excessive extension risk. Since June 30, 2007, the Bank's contractual maturities longer than five years have remained at 9% of the entire portfolio.

The recent economic climate in Michigan has been very weak particularly in the real estate sector. The most vulnerable credits appear to be loans secured by real estate for the purposes of land development. Although the Bank has a significant level of commercial real estate loans, a large portion of the real estate collateral is owner-occupied. Less than 5% of the Bank's entire loan portfolio is in land development loans.

Credit risk is another type of risk inherent in banking. Management is actively involved in credit risk oversight. Monthly the loan portfolio is reviewed and analyzed for the purpose of estimating probable incurred credit losses. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on that analysis given the risk characteristics of the loan portfolio. At September 30, 2007, the allowance totaled $3.1 million. Management has determined that this is an appropriate level based on its detailed review of the loan portfolio using a consistent methodology involving loan ratings, delinquency trends, historical loss experience as well as current economic conditions.

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return their borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The allocation of the allowance at September 30, 2007 was as follows:

                                              September 30, 2007            December 31, 2006
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
                                            Amount     Loan Category     Amount     Loan Category
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,464,147        47.1%      $1,239,909        48.7%
Real estate:
   Commercial                              1,224,499        39.4          943,907        37.0
   Residential                                71,480         2.3           50,862         2.0
   Construction                               55,101         1.7           15,344         0.6
Consumer                                     295,869         9.5          298,994        11.7
                                          ----------       -----       ----------       -----
Total                                     $3,111,096       100.0%      $2,549,016       100.0%
                                          ==========       =====       ==========       =====

The ratio of allowance for loan losses to total loans increased to 1.35% from a level of 1.23% at December 31, 2006. The increase is related to the $2.1 million increase in non-accrual loans since year-end 2006 as well as the declining real estate market in Michigan. Management continues to monitor the allocations on a monthly basis and makes adjustments to the provision and the allowance based on portfolio concentration levels, actual loss experience and the financial condition of the borrowers. An additional $802,000 was added to the allowance through provision for loan losses during the first nine months of 2007 with $407,000 being added in the third quarter. During the third quarter there was a specific allocation of over $100,000 for a commercial customer that unexpectedly filed bankruptcy.

Another significant factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at September 30, 2007 compared to those at year-end 2006 and the corresponding change, related to those two periods.

                                                                Increase
Loans Past Due:       September 30, 2007   December 31, 2006   (Decrease)
---------------       ------------------   -----------------   ----------
30-59 days                $1,042,462           $1,407,140      $ (364,678)
60-89 days                 1,232,884              885,689         347,195
90 days and greater          632,005              729,965         (97,960)
Non accrual loans         $2,466,527           $  400,597      $2,065,930

Since year-end 2006, overall past due and non accrual balances balances have decreased by $1.9 million. Non accruals have increased by $2.1 million and were slightly offset by a $115,000 decrease in loans past due. A portion of the non accrual activity is related to loans moving out of various past due categories and being reclassed into the non-accrual category. Five commercial relationships comprise almost the entire balance. The primary collateral supporting the borrowings in four of the five cases is real estate and as a result of the declining real estate market in the state of Michigan, there have been increased specific allocations relative to impaired loans particularly those that have real estate based collateral. The current allowance allocations for these impaired loans are considered adequate based on expected loss on

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

disposition of collateral. The increase in specific allocations has had a considerable increase on the provision expense recorded in the first nine months of 2007.

Although the collection process is believed to be sound, there was still the need to charge-off loans. Annualized net charge-offs to average loans was 0.15% for the first nine months of 2007, down from 0.40% for the first nine months of 2006. There were net charge-offs of $240,000 recorded for the first nine months of 2007, which is much lower than net charge-offs of $584,000 for the similar period in 2006. Approximately 40% of the balances charged off in the first nine months of 2006 had specific allocations in the allowance for loan losses and many were on non accrual status. More than half (56%) of the recorded charge-offs in the first nine months of 2006 were related to one impaired commercial relationship which was identified in the fourth quarter of 2005.

Bank premises and equipment increased $1.7 million during the first nine months of 2007. A small portion of the increase was the remaining costs associated with the completion of the North Muskegon branch building which became operational on January 5, 2007. The other significant expenditure was for the construction of a building for the Bank's Grand Haven banking location. The Grand Haven branch relocated from its leased space in August 2007 to its new building near the corner of US-31 and Taylor Street. The Company has completed all of its construction projects as of September 2007. The Bank owns one vacant land parcel at the corner of Apple Avenue and Quarterline in the City of Muskegon. There are no immediate plans to build on the Apple Avenue land.

Other assets rose $515,000 since December 31, 2006. The largest item contributing to the change is the addition of $421,000 in other real estate owned between the two period ends. Other real estate owned is comprised of properties relinquished by customers through the collection process. As properties are added to other real estate owned they are written down to market value (less estimated selling costs) based on a professional appraisal or other common means of valuation. Currently there are 6 properties being held. There have been three properties added and one disposition since December 31, 2006. The largest addition during the first nine months of 2007 was a residence in the Grand Haven area. If any property in this category is sold for less than it is being held, further losses could result.

Deposit balances were $225.2 million at September 30, 2007 up from $214.3 million at December 31, 2006. Total deposit growth since year-end was $10.9 million or 5.1%. Increases were recorded in all types of accounts except time deposits greater than $100,000. The growth in deposits has allowed the Bank to surpass one of its super regional, local competitors to attain third position in deposit market share in the Bank's defined market area(1).

Deposit growth is due to several of the Bank's large public fund customers increasing their holdings since year-end as well as contributions from the enhanced branch system. Since year-end 2006, non-interest bearing checking accounts increased nearly $1 million or 5.8% while interest bearing checking accounts and savings accounts grew $6.4 million. Local time deposits grew $5.5 million in the first nine months of 2007. Resulting from the growth of local

----------
(1) The defined market area referred to in this statistic consists of the northern Ottawa communities of Ferrysburg, Spring Lake and Grand Haven and all Muskegon County communities except Montague.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

deposits the Bank was able to reduce its concentration of brokered deposits. Brokered deposits are time deposits obtained from depositors located outside of the Bank's market area and are placed with the Bank by a deposit broker. Since December 31, 2006, the Bank decreased its total balance of brokered deposits by $2.0 million and the ratio of brokered deposits to total deposits decreased from 37% at December 31, 2006 to a level of 34% at September 30, 2007. The Bank intends on decreasing its dependency on brokered funds as its branching network in the local market strengthens.

The notes payable balance consists of draws on the Company's $5 million revolving line of credit which is now with Fifth Third. The balance has increased $706,043 since December 31, 2006 as a result of draws made in June and September. The proceeds were used for the general operating expenses of the Company and to contribute capital to the Bank to ensure that it maintained a well-capitalized regulatory status. Future draws are expected for similar reasons.

Shareholders' equity totaled $16.4 million and $16.1 million at September 30, 2007 and December 31, 2006 respectively. The increase consists of earnings recorded in the first nine months of the year, a decrease in accumulated other comprehensive loss (security market value adjustments) and one stock option exercise.

RESULTS OF OPERATIONS

The net income for the first nine months of 2007 was $143,000 which was $925,000 less than the similar period in 2006. The corresponding basic and diluted earnings per share for the first nine months of 2007 was $0.10 compared to $0.74 and $0.73 respectively for 2006. Year to date 2007 earnings were impacted by a lower net interest margin coupled with higher loan loss provision and higher personnel and depreciation costs associated with two new branch buildings--one in a new market and one replacement building and the undertaking of a mortgage initiative.

The Company recorded a $103,000 net loss for the third quarter of 2007 while the same period in 2006 netted earnings of $363,000. The corresponding basic and diluted earnings per share for the third quarter of 2007 were -$0.07 compared to $0.25 for the similar period in 2006. These results are indicative of the higher loan loss provision as well as the significant investments the Company has made in branch facilities over the past nine months and the second quarter recruitment of five mortgage originators and support staff. Rising loan loss provision expense is directly related to the weak Michigan economy and its effect on real estate values and businesses throughout the state. The branching strategy is working as evidenced by an increase in deposit market share however there is still progress to be made in the way of gathering lower costing funds and improving the Bank's net interest margin. The mortgage strategy has had inconsistent returns, and in addition to being beset with start up costs, there have been the added challenges of the current real estate market and the declining pool of secondary market investors.

For the first nine months and third quarter of 2007, the annualized return on the Company's average total assets was 0.07% and -0.15%, respectively, which is down from 0.62% annualized return for both of the same periods in 2006. The Company's annualized return on

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

average equity was 1.17% and -2.51% for the first nine months and third quarter of 2007 and 9.42% and 9.33% for the first nine months and third quarter of 2006. The ratio of average equity to average assets was 6.41% and 6.21% for the first nine months and third quarter of 2007 and 6.60% and 6.67% for the same periods in 2006.

As mentioned above, significant differences between the operating results of the first nine months of 2006 and 2007 are the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                              Nine months ended September 30,
                                        ---------------------------------------------------------------------------
                                                        2007                                   2006
                                        ------------------------------------   ------------------------------------
                                           Average                   Average      Average                   Average
                                           Balance       Interest      Rate       Balance       Interest      Rate
                                        ------------   -----------   -------   ------------   -----------   -------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions            $  3,101,880   $   121,238     5.21%   $  3,720,311   $   126,834     4.55%
   Securities                             19,421,139       718,767     4.93      19,430,919       621,798     4.27
   Loans (including held for sale
      and non accrual)                   216,205,928    12,844,252     7.92     196,017,819    11,468,639     7.80
                                        ------------   -----------   ------    ------------   -----------   ------
                                         238,728,947    13,684,257     7.64     219,169,049    12,217,271     7.43
     Other assets                         16,441,876                             10,198,478
                                        ------------                           ------------
                                        $255,170,823                           $229,367,527
                                        ============                           ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits            $199,874,672   $ 6,628,072     4.42    $177,886,277   $ 5,050,865     3.79
   Federal funds purchased, repur--
      chase agreements and Federal
       Reserve Bank borrowings             8,820,177       279,755     4.23       7,488,944       218,640     3.89
   Subordinated Debentures, Note
      Payable and Federal Home Loan
      Bank Advances                       11,041,557       546,643     6.60      10,704,396       515,328     6.42
                                        ------------   -----------   ------    ------------   -----------   ------
                                         219,736,406     7,454,470     4.52     196,079,617     5,784,833     3.93
                                                       -----------                            -----------
   Non-interest bearing deposits          18,193,034                             17,564,795
   Other liabilities                         875,926                                589,265
   Shareholders' Equity                   16,365,457                             15,133,850
                                        ------------                           ------------
                                        $255,170,823                           $229,367,527
                                        ============                           ============
Net interest income
   (tax equivalent basis)                                6,229,787                              6,432,438
Net interest spread on earning assets
   (tax equivalent basis)                                              3.12%                                  3.50%
                                                                     ======                                 ======
Net interest margin on earning assets
   (tax equivalent basis)                                              3.48%                                  3.91%
                                                                     ======                                 ======
Average interest-earning assets to
   average interest-bearing liabilities                              108.64%                                111.78%
                                                                     ======                                 ======
Tax equivalent adjustment                                   85,876                                 80,517
                                                       -----------                            -----------
Net interest income                                    $ 6,143,911                            $ 6,351,921
                                                       ===========                            ===========

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The tax equivalent net interest spread on average earning assets decreased 38 basis points to 3.12% since September 30, 2006. The tax equivalent net interest margin decreased by 43 basis points from 3.91% at September 30, 2006 to 3.48% at September 30, 2007. The tax equivalent net interest income for the first nine months of 2007 was $6.2 million compared to a figure of $6.4 million for the same nine months in 2006. The Company recorded $208,000 less net interest income although there were $19.6 million more average earning assets on the books. The net interest margin compression between the two periods was mostly a result of increased cost of funds between the first nine months of 2006 compared to the similar period in 2007. Relative increases to loan income from higher internal prime lending rates and more average loans outstanding were not enough to offset the 59 basis point increase in expense experienced on the deposit side from a rate and outstanding balance perspective.

The average rate earned on interest earning assets was 7.64% for the nine months ended September 30, 2007 compared to 7.43% for the same period in 2006. The main contributing factor was a 12 basis point increase in the yield on loans, the Bank's largest earning asset category. The Bank's internal prime rate was 37 basis points higher between the first nine months of 2007 and that of 2006. Internal prime rate changes, no matter what direction, affect interest earned on variable rate loans and new loan volume. Typically the Bank's loan portfolio is fairly balanced between fixed and floating rate loans however over the last year customers have preferred fixed rate terms causing the concentration of floating rate loans to be reduced to 42% as of September 30, 2007. As of September 30, 2006 the concentration was 48%. This reduction of floating rate loans is helpful to net interest income in a downward rate environment such as the one we are experiencing.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable increased by 59 basis points for the first nine months of 2007 compared to the first nine months of 2006. During 2006, there was a significant lag between the timing of loan rate increases and increases in the Bank's cost of funds. For the first nine months of 2007, deposit rates continued to rise while lending rates remained stable. Now that lending rates are decreasing there may be opportunities to reduce the Bank's cost of funds, particularly in its time deposit portfolio. In the next ninety days there will be $38 million of time deposits repricing. The average rate on these deposits is currently 5.15%. Based on the current treasury yield curve and local competition, it is likely that these deposits will reprice on average 40-60 basis points less. Although this is helpful in the short term it is management's long term goal for the Bank's branching system to attract lower costing funds adjusting the mix of the Bank's outstanding deposits towards one that has less dependence on large time deposits, particularly those that are brokered. Achieving this should positively affect the Company's net interest margin.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2007 and 2006 is in the table below.

                                                                            Three months ended September 30,
                                                       --------------------------------------------------------------------------
                                                                       2007                                  2006
                                                       ------------------------------------  ------------------------------------
                                                          Average                  Average      Average                  Average
                                                          Balance     Interest   Yield/Rate     Balance     Interest   Yield/Rate
                                                       ------------  ----------  ----------  ------------  ----------  ----------
Assets
   Federal funds sold and interest-bearing deposits
      with other financial institutions                $    253,603  $    2,898      4.57%   $    566,559  $    7,095      5.01%
   Securities                                            19,269,696     241,190      5.01      19,201,745     208,480      4.34
      Loans (including held for sale and non accrual)   227,545,720   4,518,411      7.94     202,431,823   4,098,809      8.10
                                                       ------------  ----------    ------    ------------  ----------    ------
                                                        247,069,019   4,762,499      7.71     222,200,127   4,314,384      7.77
   Other assets                                          17,043,335                            11,199,417
                                                       ------------                          ------------
                                                       $264,112,354                          $233,399,544
                                                       ============                          ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                           $204,710,229  $2,306,697      4.51    $178,115,917  $1,833,631      4.12
   Federal funds purchased, repur-chase agreements
      and Federal Reserve Bank borrowings                12,187,580     139,248      4.57       9,636,852     107,957      4.48
   Subordinated Debentures, Note Payable and
      Federal Home Loan Bank Advances                    11,311,359     189,736      6.71      10,828,261     181,588      6.71
                                                       ------------  ----------    ------    ------------  ----------    ------
                                                        228,209,168   2,635,681      4.62     198,581,030   2,123,176      4.28
                                                                     ----------                            ----------
   Non-interest bearing deposits                         18,830,177                            18,377,412
   Other liabilities                                        662,480                               872,117
   Shareholders' Equity                                  16,410,529                            15,568,985
                                                       ------------                          ------------
                                                       $264,112,354                          $233,399,544
                                                       ============                          ============
Net interest income (tax equivalent basis)                            2,126,818                             2,191,208
Net interest spread on earning assets (tax
   equivalent basis)                                                                 3.09%                                 3.49%
                                                                                   ======                                ======
Net interest margin on earning assets (tax
   equivalent basis)                                                                 3.44%                                 3.94%
                                                                                   ======                                ======
Average interest-earning assets to average
   interest-bearing liabilities                                                    108.26%                               111.89%
                                                                                   ======                                ======
Tax equivalent adjustment                                                28,103                                27,239
                                                                     ----------                            ----------
Net interest income                                                  $2,098,715                            $2,163,969
                                                                     ==========                            ==========

Similar to the comparison of the net interest income results of the first nine months of 2006 to that of the first nine months of 2007, there was a decrease in tax equivalent net interest income between the two quarters and there was net interest margin compression. Tax equivalent net interest income decreased by $64,000 in spite of the fact that there was $24.9 million more average earning assets between the third quarter of 2007 and the third quarter of 2006. The tax equivalent net interest spread and margin declined by 40 and 50 basis points respectively between the third quarter of 2006 and the similar period in 2007. The results were the effect of both a decline in the yield earned on interest earning assets between the two periods coupled with a 34 basis point increase in the Company's cost of funds between the third quarter of 2006 and that of 2007.

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

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment. Details of the repricing gap at September 30, 2007 were:

                                                           Interest Rate Sensitivity Period
                                        -----------------------------------------------------------------------
                                           Within        Three to        One to         After
                                            Three         Twelve          Five           Five
                                           Months         Months          Years         Years          Total
                                        ------------   ------------   ------------   -----------   ------------
Earning assets
   Interest-bearing deposits
      in other financial institutions   $     66,121   $          0   $          0   $         0   $     66,121
   Federal Funds Sold                              0              0              0             0              0
   Securities (including FHLB stock)       1,043,095      1,477,618     10,624,474     6,057,494     19,202,681
   Loans Held for Sale                             0              0              0       921,623        921,623
   Loans(1)                              104,858,167     18,971,712     91,370,291    14,770,195    229,970,365
                                        ------------   ------------   ------------   -----------   ------------
                                         105,967,383     20,449,330    101,994,765    21,749,312    250,160,790
Interest-bearing liabilities
   Savings and checking                   55,754,500              0              0             0     55,754,500
   Time deposits <$100,000                12,600,684     25,507,758      6,558,205             0     44,666,647
   Time deposits >$100,000                25,350,956     46,289,383     34,978,636             0    106,618,975
   Repurchase agreements and
      Federal funds purchased             13,506,499              0              0             0     13,506,499
   Subordinated Debt and Federal
      Home Loan Bank Advances             11,606,043              0              0             0     11,606,043
                                        ------------   ------------   ------------   -----------   ------------
                                         118,818,682     71,797,141     41,536,841             0    232,152,664
Net asset (liability) repricing gap     $(12,851,299)  $(51,347,811)  $ 60,457,924   $21,749,312   $ 18,008,126
                                        ============   ============   ============   ===========   ============
Cumulative net asset (liability)
      Repricing gap                     $(12,851,299)  $(64,199,110)  $ (3,741,186)  $18,008,126
                                        ============   ============   ============   ===========

----------
(1)  Includes non accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company's September 30, 2007 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. Theoretically the current declining rate environment should have a positive affect on net interest income and earnings. The unknown factor is the effect of local pricing from competitors and the exact timing of deposit repricing lags.

The provision for loan losses for the third quarter and the first nine months of 2007 were $407,000 and $802,000 compared to figures of $217,000 and $519,000 for the same periods in 2006. The increase in the provision expense is not only related to new loan growth but it is also related to the increase in non performing and troubled credits that have been identified. The ratio of non-performing loans(1) as a percentage of total loans has nearly doubled in the last twelve months. The increased provision expense has made the ratio of the allowance for loan losses to total loans increase by 12 basis points to a level of 1.35%. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first nine months of 2007 totaled $1.3 million and represented a 14% increase compared to last year's first nine months total, which was $1.1 million. The main underlying factor was an increase in gains on mortgage loan sales recorded. In the first nine months of 2007, the gains on sales of these products totaled $113,000 compared to $22,000 recorded in the first nine months of 2006. Gains on sales of SBA loans were $16,000 more for the first nine months of 2007 compared to the same period in 2006. Increases to gain on loan sales were offset by a $21,000 decline in fees earned on the Bank's overdraft protection product mostly caused by lower commercial customer usage than in the past.

Non-interest income for the third quarter of 2007 was $43,000 less than the $461,000 recorded in the same quarter of 2006. A significant portion of the decrease is derived from differences in gains on SBA loan sales. There were no gains recorded in the third quarter of 2007 compared to $121,000 recorded in the third quarter of 2006.

Non-interest expenses for the first nine months of 2007 were $6.5 million compared to a total of $5.4 million for 2006, an increase of 20%. The third quarter non-interest expense total was $2.3 million for 2007 and $1.9 million for 2006. The notable variances among the individual categories were in the areas of salaries and benefits and occupancy and equipment expenses.

On average there were an additional 19 full-time equivalent employees during the first nine months of 2007 compared to the same period of 2006. These additions as well as general staff compensation increases resulted in a 27% growth in total salaries and benefits expense.

----------
(1) Non performing loans are defined as those that are past due 90 days or more or are on non accrual.

                        COMMUNITY SHORES BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Additions to staff were made for the newly created fourth branch facility as well as to support the growth of the Bank from both a sales and operational standpoint. The recently implemented mortgage initiative added nine full-time equivalent employees in the second quarter of 2007. There were associated recruiting costs for this effort. The $780,000 increase in salaries and benefits between the first nine months of 2007 and the similar period in 2006 accounted for 14% of the increase in total non interest expenses.

For the third quarter of 2007, salaries and benefits were $296,000 higher than the similar period in 2006. For that period the difference in full-time equivalent people was 20. The salaries and benefits expenses recorded for the third quarter of 2007 included recruiting expenses associated with the mortgage initiative. At this time, the Bank is planning to move the five mortgage originators currently on staff to a more commissioned-based compensation program.

Occupancy and equipment expenses were $911,000 and $318,000 for the first nine months and third quarter of 2007 respectively compared to $587,000 and $214,000 for the first nine months and third quarter of 2006. The increases between the four periods is directly related to depreciation expense from the construction of a fourth banking location which became operational in the fourth quarter of 2006 as well as the construction of a replacement banking facility in North Muskegon which opened in January of 2007. In August, the Grand Haven location construction was completed and the branch was relocated to its new facility. Going forward equipment expenses will rise as a result. It is not anticipated that occupancy expenses will be affected as a result of the Grand Haven branch because the building depreciation costs are offset by the cessation of rental payments.

Other non interest expenses were $400,000 for the third quarter of 2007, an increase of $70,000 compared to the $329,000 recorded in the same quarter of 2006. In the third quarter of 2007, the Bank incurred increased FDIC fees of approximately $34,000 because of a surcharge that was instituted by the FDIC in the third quarter to force newly chartered banks to pay into their reserve fund. It is not known how long the surcharge will be in effect. Mortgage loan related expenses increased as a result of more originations.

Federal tax expense was lower in the first nine months of 2007 compared to the first nine months of 2006. The decrease is not only related to lower pre-tax income but also to an adjustment that occurred in the first quarter of 2007 when the Company reevaluated its federal tax accruals and concluded that tax liabilities needed to be modified reducing federal tax expense recorded in that quarter by $36,000. The federal tax benefit that was recorded in the third quarter of 2007 was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

                        COMMUNITY SHORES BANK CORPORATION

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2007 with respect to information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

                        COMMUNITY SHORES BANK CORPORATION

ITEM 6. EXHIBITS

EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------   -----------------------------------------------------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004
              Form 10-QSB (SEC file number 333-63769)
     3.2      Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166)
    10.1      Loan Agreement between Community Shores Bank Corporation and
              Fifth Third Bank dated September 7, 2007
    31.1      Rule 13a-14(a) Certification of the principal executive officer
    31.2      Rule 13a-14(a) Certification of the principal financial officer
    32.1      Section 1350 Certification of Chief Executive Officer
    32.2      Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

                                        COMMUNITY SHORES BANK CORPORATION


                                        By: /s/ Heather D Brolick
                                            ------------------------------------
                                            Heather D. Brolick
                                            President and Chief Executive
                                            Officer
                                            (principal executive officer)


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

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------   -----------------------------------------------------------------
     3.1      Articles of Incorporation of the Company are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form
              10-QSB (SEC file number 333-63769)
     3.2      Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166)
    10.1      Loan Agreement between Community Shores Bank Corporation and
              Fifth Third Bank dated September 7, 2007
    31.1      Rule 13a-14(a) Certification of the principal executive officer
    31.2      Rule 13a-14(a) Certification of the principal financial officer
    32.1      Section 1350 Certification of Chief Executive
    32.2      Section 1350 Certification of Chief Financial Officer