Form 10KSB
period 2007-12-31
COMMUNITY SHORES BANK CORP
filed 2008-03-31
CIK 1070523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2007        Commission File No. 000-51166

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

     Issuer's revenue for its most recent fiscal year was approximately $19,821,000.

     The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $9,327,000 as of February 29, 2008; based on the average of the closing bid and ask prices ($6.350) on that date.

     As of March 14, 2008, 1,468,800 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts I and II   Portions of 2007 Annual Report to the Shareholders of
                 the issuer.

Part III Portions of the Proxy Statement of the issuer for its May 8, 2008 Annual Meeting

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

On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services ("CS Financial Services"). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits, formerly Lead Financial. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services. It is unclear how long the Company will continue to be a financial holding company.

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

The Company's assets grew by 11% to $273.5 million at December 31, 2007 and there was a net loss recorded for 2007 of $772,000. For 2007, diluted losses per share of the Company were $(0.53). Although the Company's interest earning assets increased by 9%, the overall net interest margin declined, the calculated loan loss provision escalated due to an increase in impaired and non-performing loans, and operating expenses rose as a result of increased capital asset costs and recruiting costs associated with five local mortgage originators and their staff. The increased capital asset costs included a full year of depreciation on the Harvey Street branch which was completed in November 2006 and the North Muskegon branch which was relocated to its new facility in January 2007. The Grand Haven banking facility moved to its new location in August 2007. The branching initiative helped to increase local deposit balances by 7% and the total number of checking and savings accounts by over 8% in 2007. The mortgage initiative increased staff costs by nine full-time employees, however the team helped to improve mortgage related non interest income by 517% in spite of the downturn in the Michigan real estate market.

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

Real Estate Loans. The Mortgage Company originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The Mortgage Company's general policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated. Loan sales are on a servicing released basis in the secondary market, regardless of term or product. The Mortgage Company, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

Commercial and Commercial Real Estate Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. Substantially all Commercial Real Estate Loan originations have been executed by the Mortgage Company, since March of 2002. The Bank and the Mortgage Company generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, liens on real estate, security interests in inventory, accounts receivable and other personal property or personal guarantees.

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

The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by the Bank's customers, and loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

COMPETITION

The Company's primary market area is Muskegon County and Northern Ottawa County. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrifts and credit union offices located in the Company's market area. Most are branches of larger financial institutions with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. Most of the Company's competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the President, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $2,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is approximately $2,750,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors. The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's general legal lending limit, as of December 31, 2007, was approximately $3,192,000, subject to a higher legal lending limit of approximately $5,321,000 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

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

Single Family Residential Real Estate Loans. The Bank originates first mortgage residential real estate loans in its market area according to secondary market underwriting standards. These loans are likely to provide borrowers with a fixed or adjustable interest rate with terms up to 30 years. A majority of the single family residential real estate loans are expected to be sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser. The Bank and the Mortgage Company may periodically elect to underwrite certain residential real estate loans to be held in its own loan portfolio.

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

LOAN PORTFOLIO QUALITY

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank's loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. The last loan review was performed in July 2007. The Bank is scheduled to undergo its next review in May of 2008.

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

EMPLOYEES

As of December 31, 2007, the Bank had 74 full-time and 24 part-time employees. No area of the Bank is represented by collective bargaining agents.

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Selected statistical data for the Company is shown for 2007, 2006 and 2005.

CONSOLIDATED RESULTS OF OPERATIONS:

                                                         2007            2006           2005
                                                     ------------    ------------   ------------
Interest Income                                      $ 18,106,834    $ 16,489,789   $ 13,538,296
Interest Expense                                       10,132,591       8,011,846      5,377,328
                                                     ------------    ------------   ------------
Net Interest Income                                     7,974,243       8,477,943      8,160,968
Provision for loan losses                               1,931,963         720,701        853,728
Non interest income                                     1,713,748       1,517,425      1,263,139
Non interest expense                                    9,055,969       7,390,598      6,785,271
                                                     ------------    ------------   ------------
Income (loss) before income tax expense                (1,299,941)      1,884,069      1,785,108
Income tax expense (benefit)                             (527,710)        568,757        572,427
                                                     ------------    ------------   ------------
Net income (loss)                                    $   (772,231)   $  1,315,312   $  1,212,681
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                         $273,458,063    $246,980,831   $222,166,351
Cash and cash equivalents                               7,876,916       9,070,270      4,651,459
Securities                                             19,822,179      18,442,272     18,902,432
Loans held for sale                                     2,285,966         165,070              0
Gross loans                                           230,219,420     207,432,376    192,644,742
Allowance for loan losses                               3,602,948       2,549,016      2,612,581
Other assets                                           16,856,530      14,419,859      8,580,299
Deposits                                              237,950,445     214,282,412    190,451,101
Federal funds purchased  and repurchase agreements      4,400,611       4,494,614      6,065,010
Federal Home Loan Bank Advances                         6,000,000       6,000,000      6,000,000
Notes Payable                                           4,206,043         400,000              0
Subordinated Debentures                                 4,500,000       4,500,000      4,500,000
Other                                                     786,639       1,185,180        650,329
Shareholders' equity                                   15,614,325      16,118,625     14,499,911
CONSOLIDATED FINANCIAL RATIOS:
Return on average assets                                    (0.30%)          0.57%          0.57%
Return on average shareholders' equity                      (4.71%)          8.59%          8.63%
Average equity to average assets                             6.34%           6.59%          6.60%
Dividend payout ratio                                         N/A             N/A            N/A
Non performing loans to total loans and leases               2.59%           0.54%          0.59%
Tier 1 leverage capital ratio                                8.44%           8.73%          8.70%
Tier 1 leverage risk-based capital ratio                     9.04%           9.32%          9.44%
Total risk-based capital ratio                              10.29%          10.45%         10.70%

SELECTED STATISTICAL DATA AND RETURN ON EQUITY AND ASSETS

Per Share Data:                          2007        2006         2005
                                      ---------   ----------   ----------
Net Income (loss):
   Basic                                 ($0.53)  $     0.91   $     0.85
   Diluted                                (0.53)        0.89         0.82
Book value at end of period               10.63        10.99        10.09
Dividends declared                          N/A          N/A          N/A
Weighted average shares outstanding   1,468,778    1,447,485    1,434,185
Diluted average shares outstanding    1,476,778    1,478,168    1,471,939

NET INTEREST EARNINGS

                                           2007                             2006                              2005
                             -------------------------------- -------------------------------- ---------------------------------
                                                      Average                          Average                          Average
                                Average                Yield/    Average                Yield/    Average                Yield/
Years Ended December 31:        Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest   Rate
------------------------     ------------ ----------- ------- ------------ ----------- ------- ------------ ----------- -------
Assets
   Federal funds sold and
      interest bearing
      deposits with banks    $  2,673,291     135,603   5.07% $  3,115,319 $   144,855   4.65% $  2,015,919 $    62,276   3.09%
   Securities (1,2)            19,432,193     955,636   4.92    19,371,304     843,013   4.35    18,857,818     764,305   4.05
   Loans (3)                  219,965,633  17,131,662   7.79   198,625,907  15,617,761   7.86   184,690,712  12,781,600   6.92
                             ------------ ----------- ------  ------------ ----------- ------  ------------ ----------- ------
                              242,071,117  18,222,901   7.53   221,112,530  16,605,629   7.51   205,564,449  13,608,181   6.62
   Other assets                16,642,868                       11,058,121                        7,466,078
                             ------------                     ------------                     ------------
                             $258,713,985                     $232,170,651                     $213,030,527
                             ============                     ============                     ============
Liabilities and
   Shareholders' Equity
   Interest-bearing deposits $203,018,232   9,017,500   4.44% $180,734,753 $ 7,044,480   3.90% $160,282,633 $ 4,530,508   2.83%
   Federal funds purchased
      and repurchase
      agreements                8,943,301     370,463   4.14     7,072,189     271,502   3.84    10,915,239     253,864   2.33
   Subordinated debentures,
      notes Payable and FHLB
      Advances                 11,243,167     744,628   6.62    10,805,218     695,864   6.44    10,500,000     592,956   5.65
                             ------------ ----------- ------  ------------ ----------- ------  ------------ ----------- ------
                              223,204,700  10,132,591   4.54   198,612,160   8,011,846   4.03   181,697,872   5,377,328   2.96
                                          -----------                      -----------                      -----------
   Noninterest-bearing
      deposits                 18,120,516                       17,505,342                       16,457,530
   Other liabilities              986,711                          743,435                          821,761
   Shareholders' Equity        16,402,058                       15,309,714                       14,053,364
                             ------------                     ------------
                             $258,713,985                     $232,170,651                     $213,030,527
                             ============                     ============                     ============
Net interest income (tax
   equivalent basis)                        8,090,310                        8,593,783                        8,230,853
                                          ===========                      ===========                      ===========
Net interest spread on
   earning assets (tax
   equivalent basis)                                    2.99%                            3.48%                            3.66%
                                                      ======                           ======                           ======
Net interest margin on
   earning assets (tax
   equivalent basis)                                    3.34%                            3.89%                            4.00%
                                                      ======                           ======                           ======
Average interest-earning
   assets to Average
   interest-bearing
   liabilities                                        108.45%                          111.33%                          113.14%
                                                      ======                           ======                           ======
Tax equivalent adjustment                     116,067                          115,840                           69,885
                                          -----------                      -----------                      -----------
Net Interest Income                         7,974,243                      $ 8,477,943                      $ 8,160,968
                                          ===========                      ===========                      ===========

----------
(1)  Includes Federal Home Loan Bank Stock.

(2)  Adjusted to a fully tax equivalent basis.

(3)  Includes loans held for sale and non-accrual loans.

RATE VOLUME ANALYSIS

                                                Year ended December 31,                Year ended December 31,
                                                     2007 over 2006                        2006 over 2005
                                          -----------------------------------   ------------------------------------
                                             Total       Volume        Rate        Total       Volume        Rate
                                          ----------   ----------   ---------   ----------   ----------   ----------
Increase (decrease) in interest income
   Federal funds sold and interest-
      bearing deposits with banks         $   (9,252)  $  (21,692)  $  12,440   $   82,579   $   42,869   $   39,710
   Securities (1,2)                          112,623        2,658     109,965       78,708       21,226       57,482
   Loans (3)                               1,513,901    1,663,300    (149,399)   2,836,161    1,011,212    1,824,949
                                          ----------   ----------   ---------   ----------   ----------   ----------
      Net change in interest income        1,617,272    1,644,266     (26,994)   2,997,448    1,075,307    1,922,141
Increase (decrease) in interest expense
   Interest-bearing deposits               1,973,020    1,070,252     902,768    2,513,971      812,716    1,701,255
   Federal funds purchased and
      repurchase agreements                   98,961       76,203      22,758       17,638     (109,800)     127,438
   Subordinated debentures, notes
      payable and FHLB advances               48,764       28,675      20,089      102,908       17,651       85,257
                                          ----------   ----------   ---------   ----------   ----------   ----------
      Net change in interest expense       2,120,745    1,175,130     945,615    2,634,517      720,567    1,913,950
                                          ----------   ----------   ---------   ----------   ----------   ----------
      Net change in net interest income   $ (503,473)  $  469,136   $(972,609)  $  362,931   $  354,740   $    8,191
                                          ==========   ==========   =========   ==========   ==========   ==========

INVESTMENT PORTFOLIO

The composition of the investment portfolio is detailed in the table below.

                                         Balance at          Balance at          Balance at
                                     December 31, 2007   December 31, 2006   December 31, 2005
                                     -----------------   -----------------   -----------------
U.S. Government and federal agency      $ 4,565,235         $ 4,408,178         $ 5,360,898
Municipals                                6,973,483           5,965,351           5,625,140
Mortgage-backed                           8,283,461           8,068,743           7,916,394
                                        -----------         -----------         -----------
                                        $19,822,179         $18,442,272         $18,902,432
                                        ===========         ===========         ===========

The maturity schedule of the Company's investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2007                         One Yr or Less   1 - 5 Years   Over 5 Years      Total
----                         --------------   -----------   ------------   -----------
Government Agency               $      0      $3,047,208    $ 1,518,027    $ 4,565,235
Municipals                             0       1,386,374      5,587,109      6,973,483
Mortgage Backed Securities       333,363       1,506,236      6,443,862      8,283,461
                                --------      ----------    -----------    -----------
Total                           $333,363      $5,939,818    $13,548,998    $19,822,179
                                ========      ==========    ===========    ===========
Weighted Average Yield              3.11%           4.01%          4.46%          4.30%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

INVESTMENT PORTFOLIO (CONTINUED)

----------
(1)  Includes Federal Home Loan Bank Stock.

(2)  Adjusted to a fully tax equivalent basis.

(3)  Includes loans held for sale and non-accrual loans.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company's stockholders' equity.

2007   Issuer   Book Value   Market Value
----   ------   ----------   ------------
        FNMA    $6,974,915    $6,964,648

LOAN PORTFOLIO

The composition of the loan portfolio for each period is detailed in the following table.

                             December 31, 2007    December 31, 2006    December 31, 2005    December 31, 2004    December 31, 2003
                               Balance      %       Balance      %       Balance      %       Balance      %       Balance      %
                            ------------  -----  ------------  -----  ------------  -----  ------------  -----  ------------  -----
Commercial                  $ 86,543,187   37.6  $ 90,297,059   43.5  $ 85,751,222   44.6  $ 80,385,707   46.9  $ 65,465,085   43.7
Real estate - Commercial      92,048,614   40.0    78,012,565   37.6    68,445,169   35.5    56,484,601   32.9    50,440,113   33.6
Real estate - Residential     15,842,205    6.9    10,172,321    5.0     9,366,098    4.9     7,210,940    4.2     6,213,613    4.1
Real estate - Construction     6,264,591    2.7     1,334,276    0.6     1,636,526    0.8     2,205,563    1.3     3,109,574    2.1
Consumer                      29,520,823   12.8    27,616,155   13.3    27,445,727   14.7    25,164,391   14.7    24,721,700   16.5
                            ------------  -----  ------------  -----  ------------  -----  ------------  -----  ------------  -----
                            $230,219,420  100.0  $207,432,376  100.0  $192,644,742  100.0  $171,451,202  100.0  $149,950,085  100.0
                            ============  =====  ============  =====  ============  =====  ============  =====  ============  =====
Less allowance for loan
   losses                      3,602,948            2,549,016            2,612,581            2,039,198            1,927,756
                            ------------         ------------         ------------         ------------         ------------
                            $226,616,472         $204,883,360         $190,032,161         $169,412,004         $148,022,329
                            ============         ============         ============         ============         ============

The non-accrual, past due and restructured loans as of the end of each period are reported below.

                                     December 31   December 31   December 31   December 31   December 31
                                         2007          2006          2005          2004          2003
                                     -----------   -----------   -----------   -----------   -----------
Loans on nonaccrual status            $4,532,000    $  401,000    $  749,000     $598,000      $116,000
Loans 90 days or more past due and
   accruing interest                   1,485,000       730,000       379,000      115,000       844,000
Troubled debt restructuring                    0             0             0            0             0
                                      ----------    ----------    ----------     --------      --------
                                      $6,017,000    $1,131,000    $1,128,000     $753,000      $960,000
                                      ==========    ==========    ==========     ========      ========

Included below is the 2007 interest information on impaired loans.

                                                  2007
                                               ----------
Average of impaired loans during the year      $2,869,974
Interest income recognized during impairment       65,491
Cash-basis interest income recognized              31,230

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

                                               Twelve Months    Twelve Months    Twelve Months    Twelve Months    Twelve Months
                                              Ended 12/31/07   Ended 12/31/06   Ended 12/31/05   Ended 12/31/04   Ended 12/31/03
                                              --------------   --------------   --------------   --------------   --------------
Beginning Balance                               $2,549,016       $2,612,581       $2,039,198       $1,927,756       $1,898,983
Charge-offs
   Commercial                                     (647,238)        (548,601)        (130,602)        (198,941)        (177,922)
   Real Estate - Commercial                        (85,039)         (54,000)          (1,236)         (23,408)        (251,654)
   Real Estate - Residential                             0           (5,234)               0                0          (23,363)
   Real Estate - Construction                            0                0                0                0          (14,247)
   Consumer                                       (188,707)        (233,858)        (179,218)        (222,481)        (213,660)
                                                ----------       ----------       ----------       ----------       ----------
                                                  (920,984)        (841,693)        (311,056)        (444,830)        (680,846)
                                                ----------       ----------       ----------       ----------       ----------
Recoveries
   Commercial                                        8,862           11,471           (2,799)          60,855          107,749
   Real Estate - Commercial                              0                0                0            2,165           31,234
   Real Estate - Residential                             0                0                0                0           14,989
   Real Estate - Construction                            0                0                0                0                0
   Consumer                                         34,091           45,956           33,510           33,185           61,408
                                                ----------       ----------       ----------       ----------       ----------
                                                    42,953           57,427           30,711           96,205          215,380
                                                ----------       ----------       ----------       ----------       ----------
Net Charge-offs                                   (878,031)        (784,266)        (280,345)        (348,625)        (465,466)
                                                ----------       ----------       ----------       ----------       ----------
Provision charged against operating expense      1,931,963          720,701          853,728          460,067          494,239
                                                ----------       ----------       ----------
Ending Balance                                  $3,602,948       $2,549,016       $2,612,581       $2,039,198       $1,927,756
                                                ==========       ==========       ==========       ==========       ==========

Allocation of the Allowance for Loan Losses:

                              2007                  2006                  2005                  2004                  2003
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                    % of                  % of
                                    Loans                 Loans                 % of                 % of                   % of
                                     in                    in                 Loans in              Loans in              Loans in
                                    Each                  Each                   Each                 Each                  Each
                                  Category              Category              Category              Category              Category
                                  to Total              to Total              to Total              to Total              to Total
                        Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                      ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
Balance at End of
   Period Applicable
   To:
Commercial            $1,687,805     37.6   $1,239,909     43.5   $1,460,911     44.6   $1,062,232     46.9   $  996,728     43.7
Real estate -
   Commercial          1,331,132     40.0      943,907     37.6      777,331     35.5      632,459     32.9      576,778     33.6
Real estate -
   Residential           129,906      6.9       50,862      5.0       46,830      4.9       36,055      4.2       30,708      4.1
Real estate -
   Construction           89,672      2.7       15,344      0.6       18,820      0.8       25,364      1.3       35,760      2.1
Consumer                 364,433     12.8      298,994     13.3      308,689     14.2      283,088     14.7      287,782     16.5
Unallocated                    0      0.0            0      0.0            0      0.0            0      0.0            0      0.0
                      ----------    -----   ----------    -----   ----------    -----   ----------    -----   ----------    -----
Total                 $3,602,948    100.0   $2,549,016    100.0   $2,612,581    100.0   $2,039,198    100.0   $1,927,756    100.0
                      ==========    =====   ==========    =====   ==========    =====   ==========    =====   ==========    =====

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company's loan portfolio see the table and information in Management's Discussion and Analysis on pages 8 through 11 of the 2007 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report, which are incorporated here by reference.

DEPOSITS

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

                                 Average      Average       Average      Average       Average      Average
                              Balance 2007   Rate 2007   Balance 2006   Rate 2006   Balance 2005   Rate 2005
                              ------------   ---------   ------------   ---------   ------------   ---------
Non Interest Bearing Demand   $ 18,120,516      N/A      $ 17,505,342      N/A      $ 16,457,530      N/A
Interest Bearing Demand         25,673,960     4.75%       26,340,816     4.95%       33,271,743     2.77%
Savings                         14,283,455     3.04        12,927,421     3.03        15,537,817     1.75
Time Deposits                  163,060,817     4.52       141,466,516     3.78       111,473,073     2.99
                              ------------     ----      ------------     ----      ------------     ----
Total                         $221,138,748     4.44%     $198,240,095     3.90%     $176,740,163     2.83%
                              ============     ====      ============     ====      ============     ====

The Company had no foreign banking offices at December 31, 2007.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2007.

                                                         Over Six
                              Within      Over Three     Through
                              Three      Through Six      Twelve     Over Twelve
                              Months        Months        Months        Months         Total
                           -----------   -----------   -----------   -----------   ------------
Time Deposits > $100,000   $16,035,728   $17,714,886   $28,954,945   $61,013,364   $123,718,923

SHORT-TERM BORROWINGS

On December 31, 2007, 2006, and 2005 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.

Details of the Company's holdings at the specified year-ends are as follows:

                                            Repurchase   Federal Funds
                                            Agreements     Purchased
                                           -----------   -------------
Outstanding at December 31, 2007           $ 4,400,611    $         0
   Average interest rate at year end              2.94%            --
   Average balance during year               5,141,931      3,787,671
   Average interest rate during year              3.29%          5.29%
   Maximum month end balance during year     5,695,329      8,500,000

Outstanding at December 31, 2006           $ 4,494,614    $         0
   Average interest rate at year end              3.34%            --
   Average balance during year               4,993,710      2,078,479
   Average interest rate during year              3.17%          5.46%
   Maximum month end balance during year     5,758,378      6,700,000

Outstanding at December 31, 2005           $ 6,065,010    $         0
   Average interest rate at year end              2.83%            --
   Average balance during year               7,757,732      3,157,507
   Average interest rate during year              1.88%          3.42%

   Maximum month end balance during year    10,776,372     10,600,000

INTEREST RATE SENSITIVITY

The interest sensitivity of the Company's consolidated balance sheet at December 31, 2007 and discussion of interest rate sensitivity are incorporated here by reference to Management's Discussion and Analysis at pages 15 and 16 of the 2007 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's and Bank's main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up, including a night depository and ATM.

The Bank's second location is at 1120 S. Beacon Boulevard, Grand Haven, Michigan. In August of 2007, the Bank relocated its banking facility from leased space at 15190 Newington Drive, Grand Haven, Michigan to a newly constructed building. The Grand Haven branch has 4,374 square feet of office space. The facility has a three lane drive-up, including a night depository and an ATM.

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

In October 2006, the Bank finalized the purchase of vacant land located on Apple Avenue at Quarterline in the City of Muskegon. The purchase price of the property was $721,000. The land could be used for a fifth banking location.

The Company has no future lease commitments. See Note 11 on page 36 of the 2007 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which information regarding lease commitments is incorporated here by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption "Stock Information" on page 46 of the 2007 Annual Report furnished to the Securities and Exchange Commission as
Exhibit 13 to this Report are incorporated here by reference.

                      EQUITY PLAN COMPENSATION INFORMATION

     The following table summarizes information, as of December 31, 2007, relating to the Company's compensation plans under which equity securities are authorized for issuance.

                                                                       Number of securities
                        Number of securities    Weighted average      remaining available for
                          to be issued upon    exercise price of   future issuance under equity
                             exercise of          outstanding           compensation plans
                        outstanding options,   options, warrants       (excluding securities
Plan Category            warrants and rights       and rights        reflected in column (a))
-------------           --------------------   -----------------   ----------------------------
                                 (a)                  (b)                       (c)

Equity compensation            107,300               $10.62                 115,000(2)
plans approved by
security holders (1)

Equity compensation                  0                    0                       0
plans not approved by
security holders

Total                          107,300               $10.62                 115,000(2)

----------
(1) The plans referred to are the Company's Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.

(2) Includes 60,000 shares of restricted stock available for issuance pursuant to the Company's Executive Incentive Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information shown under the caption "Management's Discussion and Analysis" beginning on page 6 of the 2007 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7. FINANCIAL STATEMENTS

The information presented under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Shareholders' Equity," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company LLC, dated March 18, 2008, in the 2007 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

The management of Community Shores Bank Corporation is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of Community Shores Bank Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in the annual report.

There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 27, 2008


                                        /s/ Heather D. Brolick
                                        ----------------------------------------
                                        Heather D. Brolick
                                        President and Chief Executive Officer


                                        /s/ Tracey A. Welsh
                                        ----------------------------------------
                                        Tracey A. Welsh
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information presented under the captions "Election of Directors-Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its May 8, 2008 annual meeting of shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Steven P. Moreland, Bruce C. Rice and Roger W. Spoelman. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

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

ITEM 13. EXHIBITS

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   3.1        Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file no.
              333-63769).

   3.2        Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's 8-K filed July 5, 2006 (SEC file no.
              000-51166)

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

----------
*    Management contract or compensatory plan or arrangement.

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

----------
*    Management contract or compensatory plan or arrangement.

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

   10.26 Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company's proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

   10.27      Summary of 2008 Director Compensation Arrangement. *

   10.28      Loan Agreement between Community Shores Bank Corporation and Fifth
              Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2007 Form 10-QSB (SEC file no. 000-51166).

   13 2007 Annual Report to Shareholders of the Company. Except for the portions of the 2007 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2007 Annual
              Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

   14 Code of Ethics is incorporated by reference to exhibit 14 of the Company's December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

   21         Subsidiaries of the Issuer.

----------
*    Management contract or compensatory plan or arrangement.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

                                        COMMUNITY SHORES BANK CORPORATION


                                        /s/ Heather D. Brolick
                                        ----------------------------------------
                                        Heather D. Brolick
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 27, 2008.


/s/ Gary F. Bogner                      /s/ Bruce C. Rice
-------------------------------------   ----------------------------------------
Gary F. Bogner, Chairman of the Board   Bruce C. Rice, Director


/s/ Heather D. Brolick                  /s/ Jonathon L. Smith
-----------------------------------     ----------------------------------------
Heather D. Brolick, President,          Jonathon L. Smith, Director
Chief Executive Officer and
Director (principal executive
officer)


/s/ Robert L. Chandonnet                /s/ Roger W. Spoelman
-----------------------------------     ----------------------------------------
Robert L. Chandonnet,                   Roger W. Spoelman, Director
Vice Chairman of the Board


/s/ Bruce J. Essex                      /s/ Tracey A. Welsh
-----------------------------------     ----------------------------------------
Bruce J. Essex , Director               Tracey A. Welsh, Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (principal financial and accounting
                                        officer)


/s/ Steven P. Moreland
-------------------------------------
Steven P. Moreland, Director

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

----------
*    Management contract or compensatory plan or arrangement.

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

   10.26 Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company's proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

   10.27      Summary of 2008 Director Compensation Arrangement. *

   10.28      Loan Agreement between Community Shores Bank Corporation and Fifth
              Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company's September 30, 2007 Form 10-QSB (SEC file no. 000-51166).


   13 2007 Annual Report to Shareholders of the Company. Except for the portions of the 2007 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2007 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-KSB.

   14 Code of Ethics is incorporated by reference to exhibit 14 of the Company's December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

----------
*    Management contract or compensatory plan or arrangement.

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