Form 10-Q
period 2008-03-31
COMMUNITY SHORES BANK CORP
filed 2008-05-15
CIK 1070523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51166

                        COMMUNITY SHORES BANK CORPORATION
            (Exact name of registration as specified in its charter)

            MICHIGAN                                              38-3423227
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   1030 W. NORTON AVENUE, MUSKEGON, MI                              49441
(Address of principal executive offices)                          (Zip Code)

                                 (231) 780-1800
              (Registrant's telephone number, including area code)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]               Accelerated filer [ ]

         Non-accelerated filer   [ ]               Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                [ ] Yes   [X] No

       At May 12, 2008, 1,468,800 shares of common stock were outstanding.

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1.  Financial Statements...............................       1
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............      15
         Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk.....................................      24
         Item 4.  Controls and Procedures............................      24

PART II. Other Information
         Item 1.  Legal Proceedings..................................      25
         Item 1A. Risk Factors.......................................      25
         Item 2.  Unregistered Sales of Equity Securities and Use of
                     Proceeds........................................      25
         Item 3.  Defaults upon Senior Securities....................      25
         Item 4.  Submission of Matters to a Vote of Security
                     Holders.........................................      25
         Item 5.  Other Information..................................      25
         Item 6.  Exhibits...........................................      25
         Signatures..................................................      26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,    December 31,
                                                                      2008           2007
                                                                  ------------   ------------
ASSETS
Cash and due from financial institutions                          $  3,838,206   $  3,329,626
Interest-bearing deposits in other financial institutions               89,297        201,290
Federal funds sold                                                  15,800,000      4,346,000
                                                                  ------------   ------------
   Cash and cash equivalents                                        19,727,503      7,876,916
Securities
   Available for sale (at fair value)                               13,399,249     13,194,645
   Held to maturity (fair value of $6,695,603 at March 31, 2008
      and $6,640,297 at December 31, 2007)                           6,623,055      6,627,534
                                                                  ------------   ------------
      Total securities                                              20,022,304     19,822,179
Loans held for sale                                                  2,144,713      2,285,966
Loans                                                              222,651,068    230,219,420
Less: Allowance for loan losses                                      3,524,600      3,602,948
                                                                  ------------   ------------
   Net loans                                                       219,126,468    226,616,472

Federal Home Loan Bank stock                                           404,100        404,100
Premises and equipment, net                                         12,317,909     12,488,593
Accrued interest receivable                                          1,061,760      1,159,804
Other assets                                                         3,953,249      2,804,033
                                                                  ------------   ------------
      Total assets                                                $278,758,006   $273,458,063
                                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                           $ 17,669,347   $ 16,708,504
   Interest bearing                                                225,097,928    221,241,941
                                                                  ------------   ------------
      Total deposits                                               242,767,275    237,950,445

Federal funds purchased and repurchase agreements                    4,649,338      4,400,611
Federal Home Loan Bank advances                                      6,000,000      6,000,000
Subordinated debentures                                              4,500,000      4,500,000
Notes payable                                                        4,200,000      4,206,043
Accrued expenses and other liabilities                                 836,287        786,639
                                                                  ------------   ------------
      Total liabilities                                            262,952,900    257,843,738

Shareholders' equity
   Preferred stock, no par value 1,000,000
      Shares authorized, none issued                                         0              0
   Common stock, no par value; 9,000,000 shares authorized;
      1,468,800 March 31, 2008 and December 31, 2007                13,296,691     13,296,691
   Retained earnings                                                 2,287,476      2,255,543
   Accumulated other comprehensive income                              220,939         62,091
                                                                  ------------   ------------
   Total shareholders' equity                                       15,805,106     15,614,325
                                                                  ------------   ------------
   Total liabilities and shareholders' equity                     $278,758,006   $273,458,063
                                                                  ============   ============


          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months     Three Months
                                                                     Ended            Ended
                                                                 March 31, 2008   March 31, 2007
                                                                 --------------   --------------
Interest and dividend income
   Loans, including fees                                           $4,145,502       $4,057,022
   Securities and FHLB dividends                                      215,494          201,473
   Federal funds sold and other income                                 84,377           70,669
                                                                   ----------       ----------
      Total interest income                                         4,445,373        4,329,164
Interest expense
   Deposits                                                         2,352,255        2,111,491
   Repurchase agreements, federal funds purchased,
    and other debt                                                     22,102           50,999
   Federal Home Loan Bank advances and subordinated debentures        220,569          178,407
                                                                   ----------       ----------
      Total interest expense                                        2,594,926        2,340,897
                                                                   ----------       ----------
NET INTEREST INCOME                                                 1,850,447        1,988,267
Provision for loan losses                                             230,716          127,231
                                                                   ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,619,731        1,861,036
Noninterest income
   Service charges on deposit accounts                                231,083          208,395
   Gain on sale of loans                                              144,763          133,891
   Gain on sale of securities                                               0            1,986
   Gain on disposal of equipment                                            0               80
   Gain on sale of other real estate owned                            142,324                0
   Other                                                              124,364          110,764
                                                                   ----------       ----------
      Total noninterest income                                        642,534          455,116
Noninterest expense
   Salaries and employee benefits                                   1,222,387        1,135,722
   Occupancy                                                          175,780          143,289
   Furniture and equipment                                            171,562          146,346
   Advertising                                                         25,229           57,900
   Data processing                                                    114,473          104,680
   Professional services                                              159,654          140,951
   Other                                                              369,926          318,209
                                                                   ----------       ----------
      Total noninterest expense                                     2,239,011        2,047,097
                                                                   ----------       ----------
INCOME BEFORE FEDERAL INCOME TAXES                                     23,254          269,055
Federal income tax (benefit) expense                                   (8,679)          40,427
                                                                   ----------       ----------
NET INCOME                                                         $   31,933       $  228,628
                                                                   ==========       ==========
COMPREHENSIVE INCOME                                               $  190,781       $  262,584
Weighted average shares outstanding                                 1,468,800        1,468,733
                                                                   ==========       ==========
Diluted average shares outstanding                                  1,468,800        1,488,589
                                                                   ==========       ==========
Basic earnings per share                                           $     0.02       $     0.16
                                                                   ==========       ==========
Diluted earnings per share                                         $     0.02       $     0.15
                                                                   ==========       ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other           Total
                                                     Common      Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)       Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2007            1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625
Proceeds from the exercise of
   stock options                          2,000        20,460                                      20,460
Tax benefit from stock option
   exercises                                            1,904                                       1,904
Comprehensive income:
   Net income                                                      228,628                        228,628
   Unrealized gain on securities
      available-for-sale, net                                                     33,956           33,956
                                                                                              -----------
      Total comprehensive income                                                                  262,584
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2007             1,468,800   $13,296,462   $3,256,402     $(149,291)     $16,403,573
                                      =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2008            1,468,800   $13,296,691   $2,255,543     $  62,091      $15,614,325
Comprehensive income:
   Net income                                                       31,933                         31,933
   Unrealized gain on securities
      available-for-sale, net                                                    158,848          158,848
                                                                                              -----------
      Total comprehensive income                                                                  190,781
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT MARCH 31, 2008             1,468,800   $13,296,691   $2,287,476     $ 220,939      $15,805,106
                                      =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                Three Months     Three Months
                                                                                    Ended            Ended
                                                                               March 31, 2008   March 31, 2007
                                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                   $    31,933      $   228,628
   Adjustments to reconcile net income to net cash from operating activities
      Provision for loan losses                                                     230,716          127,231
      Depreciation and amortization                                                 175,279          133,767
      Net amortization of securities                                                  1,885            3,042
      Gain on sale of securities                                                          0           (1,986)
      Gain on sale of loans                                                        (144,763)        (133,891)
      Gain on disposal of equipment                                                       0              (80)
      Gain on sale of other real estate owned                                      (142,324)               0
      Originations of loans for sale                                             (9,075,712)      (2,022,282)
      Proceeds from loan sales                                                    9,361,728        2,185,872
      Net change in:
         Accrued interest receivable and other assets                                (7,731)        (902,955)
         Accrued interest payable and other liabilities                              49,648         (237,367)
                                                                                -----------      -----------
            Net cash from (used in) operating activities                            480,659         (620,021)
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                                               0          494,650
      Maturities, prepayments and calls                                             573,168        1,375,986
      Purchases                                                                    (534,500)      (3,404,204)
   Loan originations and payments, net                                            5,878,398        1,935,263
   Proceeds from the disposal of equipment                                                0               80
   Additions to premises and equipment                                               (4,595)        (858,781)
   Proceeds from the sale of other real estate owned                                397,943                0
                                                                                -----------      -----------
         Net cash from (used in) investing activities                             6,310,414         (457,006)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                                         4,816,830        3,320,062
   Net change in federal funds purchased and repurchase agreements                  248,727        1,200,715
   Paydowns on notes payable and line of credit                                      (6,043)               0
   Net proceeds from stock option exercise                                                0           20,460
   Tax benefit from stock option exercises                                                0            1,904
                                                                                -----------      -----------
      Net cash from financing activities                                          5,059,514        4,543,141
                                                                                -----------      -----------
Net change in cash and cash equivalents                                          11,850,587        3,466,114
Beginning cash and cash equivalents                                               7,876,916        9,070,270
                                                                                -----------      -----------
ENDING CASH AND CASH EQUIVALENTS                                                $19,727,503      $12,536,384
                                                                                ===========      ===========
Supplemental cash flow information:
   Cash paid during the period for Interest                                     $ 2,511,981      $ 2,227,163
   Cash paid for federal income tax                                                       0                0
   Transfers from loans to foreclosed assets during the period                    1,380,890          439,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months ended March 31, 2008 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2008 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2007. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement established a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Standard is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on January 1, 2008 and applicable disclosures have been added to the accompanying Notes to Consolidated Financial Statements (see Note 12 on page 11.).

     In February 2007, FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The Company did not elect the fair value option for any of its financial assets or liabilities upon adoption of SFAS 159 on January 1, 2008.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that liability be recorded during the service period when split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue is effective for fiscal years beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company's consolidated financial statements.

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at March 31, 2008 and at December 31, 2007:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized       Fair
March 31, 2008                           Cost         Gains       Losses        Value
--------------                        ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $206,518     $     0     $ 4,684,748
   Municipal securities                               11,515           0         885,308
   Mortgage-backed securities                        122,837      (6,114)      7,829,193
                                                    --------     --------    -----------
                                                     340,870       (6,114)    13,399,249
                                                    --------     --------    -----------
Held to maturity:
   Municipal securities               $6,623,055    $ 84,709     $(12,161)   $ 6,695,603
                                      ==========    ========     ========    ===========

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
December 31, 2007                        Cost         Gains       Losses        Value
-----------------                     ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $ 99,050     $(12,012)   $ 4,565,235
   Municipal securities                                6,037            0        345,949
   Mortgage-backed securities                         35,638      (34,636)     8,283,461
                                                    ---------    --------    -----------
                                                     140,725      (46,648)    13,194,645
                                                    ---------    --------    -----------
Held to maturity:
   Municipal securities               $6,627,534    $ 21,865     $ (9,102)   $ 6,640,297
                                      ==========    =========    ========    ===========

Below is the schedule of maturities for investments held at March 31, 2008:


                              Available for Sale       Held to Maturity
                                     Fair           Amortized      Fair
                                     Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $ 1,008,886      $       --   $       --
Due from one to five years          2,334,254       1,160,917    1,188,789
Due in more than five years         2,226,916       5,462,138    5,506,814
Mortgage-backed                     7,829,193              --           --
                                  -----------      ----------   ----------
                                  $13,399,249      $6,623,055   $6,695,603
                                  ===========      ==========   ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LOANS

     The components of the outstanding loan balances:

                                  March 31, 2008   December 31, 2007
                                      Balance           Balance
                                  --------------   -----------------
Commercial                         $ 88,222,697      $ 86,633,120
Real Estate:
   Commercial                        85,571,193        92,048,614
   Residential                       16,434,727        15,842,205
   Construction                       4,759,831         6,264,591
Consumer                             27,773,583        29,520,823
                                   ------------      ------------
                                    222,762,031       230,309,353
Less: allowance for loan losses      (3,524,600)       (3,602,948)
   Net deferred loan fees              (110,963)          (89,933)
                                   ------------      ------------
                                   $219,126,468      $226,616,472
                                   ============      ============

     Loans held for sale totaled $2,144,713 at March 31, 2008 and $2,285,966 at December 31, 2007.

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses for the three month periods ended March 31, 2008 and 2007:

                             Three Months   Three Months
                                Ended           Ended
                               03/31/08       03/31/07
                             ------------   ------------
Beginning Balance             $3,602,948    $2,549,016
Charge-offs
   Commercial                   (178,538)      (18,827)
   Real Estate-Commercial        (50,000)      (25,463)
   Real Estate-Residential       (10,276)            0
   Consumer                      (83,735)      (56,730)
                              ----------    ----------
Total Charge-offs               (322,549)     (101,020)
Recoveries
   Commercial                      1,576         2,065
   Consumer                       11,909        11,183
                              ----------    ----------
Total Recoveries                  13,485        13,248
Provision for loan losses        230,716       127,231
                              ----------    ----------
Ending Balance                $3,524,600    $2,588,475
                              ==========    ==========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

     Impaired loans were as follows:

                                                                   March 31,    December 31,
                                                                      2008          2007
                                                                  -----------   -----------
End of period loans with no allocated allowance for loan losses   $ 7,918,263    $  160,264
End of period loans with allocated allowance for loan losses        4,160,211     7,822,922
                                                                  -----------    ----------
   Total                                                          $12,078,474    $7,983,186
                                                                  ===========    ==========
Amount of the allowance for loan losses allocated                 $ 1,313,529    $1,136,162

                                               Three Months   Three Months
                                                  Ended           Ended
                                                 03/31/08        03/31/07
                                               ------------   ------------
Average of impaired loans during the quarter   $11,546,904     $1,917,635
Interest income recognized during impairment       193,486         13,006
Cash-basis interest income recognized               45,756          2,380

     Non-performing loans were as follows:

                                                March 31,   December 31,
                                                  2008          2007
                                               ----------   ------------
Loans past due over 90 days still on accrual   $  649,882    $1,484,451
Non-accrual loans                               2,975,359     4,532,120

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                        March 31,    December 31,
                                           2008          2007
                                       -----------   -----------
Land & land improvements               $ 5,448,129   $ 5,448,129
Buildings & building improvements        5,948,681     5,948,681
Furniture, fixtures and equipment        3,517,516     3,517,516
Construction in Process                     22,290        17,070
                                       -----------   -----------
                                        14,936,616    14,931,396
Less: accumulated depreciation           2,618,707     2,442,803
                                       -----------   -----------
                                       $12,317,909   $12,488,593
                                       ===========   ===========

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   DEPOSITS

     The components of the outstanding deposit balances at March 31, 2008 and December 31, 2007 were as follows:

                          March 31, 2008   December 31, 2007
                              Balance           Balance
                          --------------   -----------------
Non-interest bearing
   Demand                  $ 17,669,347       $ 16,708,504
Interest bearing
   Checking                  21,837,593         17,598,115
   Money Market              26,369,836         19,805,438
   Savings                   12,609,686         13,275,060
   Time, under $100,000      46,536,203         46,844,405
   Time, over $100,000      117,744,610        123,718,923
                           ------------       ------------
Total Deposits             $242,767,275       $237,950,445
                           ============       ============

7.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The March 31, 2008 and December 31, 2007 information was as follows:

                                             Repurchase   Federal Funds
                                             Agreements     Purchased
                                             ----------   -------------
Outstanding at March 31, 2008                $4,649,338    $        0
   Average interest rate at period end             1.35%         0.00%
   Average balance during period              4,363,118           879
   Average interest rate during period             2.02%         3.24%
   Maximum month end balance during period    4,870,853             0

Outstanding at December 31, 2007             $4,400,611    $        0
   Average interest rate at year end               2.94%         0.00%
   Average balance during year                5,141,931     3,787,671
   Average interest rate during year               3.29%         5.29%
   Maximum month end balance during year      5,695,329     8,500,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow an additional $1,049,320. Each borrowing requires a direct pledge of securities or loans. At March 31, 2008, the Bank had assets with a market value of $10,117,331 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank's outstanding borrowings are:

                       Current       March 31,   December 31,
  Maturity Date     Interest Rate      2008          2007
  -------------     -------------   ----------   ------------
March 24, 2010           5.99       $1,500,000    $1,500,000
November 3, 2010         5.95        2,000,000     2,000,000
December 13, 2010        5.10        2,500,000     2,500,000
                                    ----------    ----------
                                    $6,000,000    $6,000,000

9.   SUBORDINATED DEBENTURES

     Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 4.74625% at March 31, 2008. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions. The subordinated debentures are carried on the Company's consolidated balance sheet as a liability and the interest expense is recorded on the Company's consolidated statement of income.

10.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with Fifth Third Bank ("Fifth Third"). The total balance outstanding at March 31, 2008 was $4,200,000 and $4,206,043 at December 31, 2007. The principal balance was paid down $6,043 on February 1, 2008. The outstanding principal bears interest at a rate of 100 basis points below Fifth Third's prime rate, which is currently 5.00%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment fee. The note has a maturity date of September 1, 2008. The terms of the note may change at the time of renegotiation but it is management's intention to retain an active line of credit.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK

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

     A summary of the notional and contractual amounts of outstanding financing arrangements with off-balance-sheet risk as of March 31, 2008 and December 31, 2007 follows:

                                                March 31,    December 31,
                                                   2008          2007
                                               -----------   ------------
Unused lines of credit and letters of credit   $34,266,659    $37,760,820
Commitments to make loans                          627,646        545,594

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

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

     Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

     Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

     Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

     The Company used the following methods and significant assumptions to estimate fair value.

     Securities: The fair values of securities are obtained from a third party who utilizes quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities.

     Servicing rights: The fair value of SBA servicing rights is obtained from a third party. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with generating future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing the vendors market-based discount rate assumptions.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                     Fair Value Measurements at March 31, 2008 Using
                                                    -------------------------------------------------
                                                                          Significant
                                                     Quoted Prices in        Other       Significant
                                                    Active Markets for     Observable    Unobservable
                                                     Identical Assets        Inputs         Inputs
                                   March 31, 2008        (Level 1)         (Level 2)       (Level 3)
                                   --------------   ------------------   -------------   ------------
Assets:
   Available for sale securities     $13,399,249            $0            $13,399,249         $0

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                                     Fair Value Measurements at March 31, 2008 Using
                                                    -------------------------------------------------
                                                                          Significant
                                                     Quoted Prices in        Other        Significant
                                                    Active Markets for     Observable    Unobservable
                                                     Identical Assets        Inputs         Inputs
                                   March 31, 2008        (Level 1)         (Level 2)       (Level 3)
                                   --------------   ------------------   -------------   ------------
Assets:
    Servicing assets                $    47,757             $0               47,757                0
    Impaired loans                    4,160,211              0                    0        4,160,211

     The following represents impairment charges recognized during the period:

     Impaired loans, which are collateral dependent loans, had a carrying amount of $4,160,211, with valuation allowance of $1,313,529, resulting in an additional provision for loan losses of $177,367 for the period.

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  REGULATORY MATTERS (Continued)

     bank at the discretion of the federal regulator. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both March 31, 2008 and December 31, 2007.

     Actual and required capital amounts and ratios at March 31, 2008 and December 31, 2007 for the Bank were:

                                                                            Minimum Required to
                                                                            Be Well Capitalized
                                                        Minimum Required        Under Prompt
                                                           For Capital       Corrective Action
                                       Actual          Adequacy Purposes         Provisions
                                -------------------   -------------------   -------------------
                                   Amount     Ratio      Amount     Ratio      Amount     Ratio
                                -----------   -----   -----------   -----   -----------   -----
March 31. 2008

Total Capital (Tier 1 and
   Tier 2) to risk weighted
   assets of the Bank           $25,848,302   10.67%  $19,378,315    8.00%  $24,222,894   10.00
Tier 1 (Core) Capital to
   risk-weighted assets
   of the Bank                   22,814,308    9.42     9,689,158    4.00    14,533,737    6.00
Tier 1 (Core) Capital to
   average assets of the Bank    22,814,308    8.20    11,124,636    4.00    13,905,796    5.00

December 31. 2007

Total Capital (Tier 1 and
   Tier 2) to risk weighted
   assets of the Bank           $25,769,355   10.29%  $20,031,475    8.00%  $25,039,344   10.00
Tier 1 (Core) Capital to
   risk-weighted assets
   of the Bank                   22,633,618    9.04    10,015,672    4.00    15,023,508    6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank                   22,633,618    8.44    10,725,198    4.00    13,406,497    5.00

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, Community Shores Financial Services and the Bank and the Bank's subsidiary, the Mortgage Company, through March 31, 2008 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2008 to that at December 31, 2007. The part labeled Results of Operations discusses the three month period ended March 31, 2008 as compared to the same period of 2007. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-Q.

This discussion and analysis and other sections of this 10-Q contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital when desired to support future growth; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

FINANCIAL CONDITION

Total assets increased by $5.3 million to $278.8 million at March 31, 2008 from $273.5 million at December 31, 2007. This is a 1.9% increase in assets during the first three months of 2008. Asset growth was funded by deposit growth and consisted mainly of increases in federal funds sold offset by a net decrease in the Bank's loan portfolio.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Cash and cash equivalents increased by $11.9 million to $19.7 million at March 31, 2008 from $7.9 million at December 31, 2007. This change was mostly reflective of increases in federal funds sold between the above two periods.

Total loans (held for investment) decreased $7.5 million and were $222.7 million at March 31, 2008 down from $230.2 million at December 31, 2007. The decrease is evidenced by a decline of $9.8 million in the commercial real estate, construction and consumer loan portfolios partially offset by a $2.2 million growth in the commercial and industrial and residential real estate portfolios. During the quarter one home equity customer made a substantial pay down of $1.5 million. Two commercial real estate notes totaling $4.4 million were refinanced with another financial institution and resulted in $54,000 in collected loan prepayment fees. The Bank's underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loans is unfortunate, management feels that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment.

Other lending activity during the first quarter of 2008 included the origination of $9.1 million of residential mortgage and Small Business Administration ("SBA") loans and the sale of $9.4 million of residential mortgage and SBA loans. The associated gain on the loan sales was $145,000. These results compare favorably to originations of $3.0 million, sales of $3.2 million and gains of $134,000 occurring in 2007's first quarter. A majority of the lending activity in 2008 is the result of the successes of the Bank's mortgage origination team that was hired in the second quarter of 2007.

Presently, the commercial and commercial real estate categories of loans comprise 78% of the Bank's total loan portfolio, the same as year-end 2007. There are six experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The Bank's strategic plan included tactics aimed at diversifying its loan portfolio and in the spring of 2007, five mortgage originators were hired to help increase the retail presence of the Bank's defined market area utilizing the enhanced branch network. Since March 2007, portfolio retail loans have increased by over $6 million with total originations exceeding $33 million. A majority of the loans originated are residential mortgages and are sold in the secondary market. So although the first quarter resulted in a net decline in total loans, management remains optimistic about its portfolio diversification tactics and about future retail opportunities in the market place.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at March 31, 2008 are set forth below:

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                     Within       Three to       One to         After
                                     Three         Twelve         Five          Five
                                     Months        Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $16,206,122   $36,870,774   $ 32,106,266   $ 3,039,535   $ 88,222,697
Real estate:
   Commercial                       9,336,358    13,253,243     58,771,600     4,099,029     85,460,230
   Construction                     2,705,183       537,541         17,113     1,499,994      4,759,831
   Residential                        111,936       379,861      2,362,609    13,580,321     16,434,727
Consumer                            1,148,646     4,860,614     18,830,438     2,933,885     27,773,583
                                  -----------   -----------   ------------   -----------   ------------
                                  $29,508,245   $55,902,033   $112,088,026   $25,152,764   $222,651,068
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates              $ 7,456,010   $ 8,755,410   $ 96,744,497   $21,785,675   $134,741,592
Loans at variable rates            22,052,235    47,146,623     15,343,529     3,367,089     87,909,476
                                  -----------   -----------   ------------   -----------   ------------
                                  $29,508,245   $55,902,033   $112,088,026   $25,152,764   $222,651,068
                                  ===========   ===========   ============   ===========   ============

At March 31, 2008, there were 61% of the loan balances carrying a fixed rate and 39% a floating rate and only 11% of the entire portfolio had a contractual maturity longer than five years. During 2007 there was an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans added to the portfolio and some is customer preference. Having a larger concentration of fixed rate loans is helpful in this declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations. The maturity distribution of the loan portfolio has lengthened with the new focus on the mortgage business line however the focus is on sale into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms involved in mortgage products.

In spite of the Bank's risk management program there is still the need to maintain an allowance for loan losses. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a credit resulting in an allocation being made to the allowance. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the analysis. During the first quarter of 2008, $231,000 was added to the allowance through the provision expense. At March 31, 2008, the allowance totaled $3.5 million or approximately 1.58% of gross loans outstanding.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The allocation of the allowance at March 31, 2008 was as follows:

                                                March 31, 2008             December 31, 2007
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
Balance at End of Period Applicable to:      Amount    Loan category     Amount     Loan category
                                          ----------   -------------   ----------   -------------
Commercial                                $1,733,744        49.2%      $1,687,805        46.9%
Real estate:
   Commercial                              1,256,386        35.7        1,331,132        36.9
   Residential                               128,191         3.6          129,906         3.6
   Construction                               68,066         1.9           89,672         2.5
Consumer                                     338,213         9.6          364,433        10.1
                                          ----------       -----       ----------       -----
Total                                     $3,524,600       100.0%      $3,602,948       100.0%
                                          ==========       =====       ==========       =====

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2008 compared to those at year-end 2007 and the corresponding change related to those two periods.

                       March 31,   December 31,    Increase
Loans Past Due:          2008          2007       (Decrease)
---------------       ----------   ------------   ----------
30-59 days            $4,589,314    $2,155,411    $2,433,903
60-89 days               899,934       825,107        74,827
90 days and greater      649,882     1,484,451      (834,569)
Non accrual loans      2,975,359     4,532,120    (1,556,761)

Since year-end 2007, overall past due and non-accrual loans have increased by $117,000. A majority of the activity is related to an increase in loans 30-59 days past due being partially offset by reductions in loans past due 90 days and greater and non accrual loans.

Two loans past due 30-59 days make up 82% of the increase since year-end 2007. One of these loans fell off the past due list when a payment was made on April 1 bringing it current. In the other case, the customer was out of town unexpectedly and missed the closing date for the note renewal. The note was renewed the first week of April and is no longer on the past due list. Another portion of the increase was a commercial loan for $1.1 million which moved from 90 days past due at year end as a result of the borrower making a large payment during the first quarter of 2008 and reducing his number of days past due to 30-59..

Ninety days past due and greater and non-accrual loans decreased $2.4 million since December 31, 2007. Six loans charged off in the first quarter of 2008 comprise over 70% of the decrease. Most of the notes were collateralized by real estate. One loan was collateralized by a high end boat. The collateral from the remaining notes is currently being carried in other assets at market value less costs to sell.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Including the charge off activity above, net charge-offs for the first three months of 2008 were $309,000 which was an increase of $221,000 over net charge-offs of $88,000 recorded for the similar period in 2007. The corresponding ratio of net charge-offs to average loans was 0.54% for the first quarter of 2008 compared to a level of 0.17% for the first quarter of 2007. Given the rise in non performing assets over the past year, it is likely that charge off ratios may remain elevated for a period of time. Even though the allowance balance has decreased, the overall coverage remains consistent from December 31, 2007 to March 31, 2008 due to the decrease in loan balances.

Other assets rose $1.1 million since December 31, 2007. As explained above when the collateral supporting a borrowing is relinquished by customers through the collection process; the assets are written down to market value based on a professional appraisal or other common means of valuation and held until they can be sold. The most valuable items being held at March 31, 2008 were six properties and one high end boat. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result.

Deposit balances were $242.7 million at March 31, 2008 up from $237.9 million at December 31, 2007. Total deposit growth since year-end was $4.8 million or 2%. The net change in deposits is not as significant as some of the recorded changes in various individual categories. Non interest bearing deposits grew $961,000 since year-end 2007. Interest bearing checking accounts and money market accounts grew $10.8 million. Growth is due to several of the Bank's large public fund customers increasing their holdings since year-end. Savings and time deposits declined $6.9 million since December 31, 2007. Local time deposits made up $2.7 million of the total and $3.7 million (53%) was brokered deposit maturities. The concentration of brokered deposits to total deposits was reduced to 37% at March 31, 2008 from 39% at December 31, 2007. The Bank strives to continue decreasing its dependency on brokered funds and begin to rely more on local deposits gathered as a result of its enhanced branch network.

The shareholders' equity totaled $15.8 million and $15.6 million at March 31, 2008 and December 31, 2007 respectively. The earnings recorded in the quarter were complemented by positive changes in accumulated other comprehensive income (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first quarter of 2008 was $32,000, a decline of $197,000 compared to the earnings of $229,000 recorded for the same period in 2007. The corresponding diluted earnings per share were $0.02 for 2008 and $0.15 for 2007.

For the first three months of 2008, the annualized return on the Company's average total assets was 0.05%, which is down from 0.37% for the first three months of 2007. The Company's annualized return on average equity was 0.82% for the first quarter of 2008 and 5.64% for the first quarter of 2007. The ratio of average equity to average assets was 5.59% for the quarter ended March 31 2008 and 6.56% at the same period end in 2007.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

One important difference between the operating results of first quarter 2007 and 2008 is the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                    Three months ended March 31:
                                          -------------------------------------------------------------------------------
                                                           2008                                     2007
                                          --------------------------------------   --------------------------------------
                                             Average                    Average       Average                    Average
                                             Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                          ------------   ----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with banks         $ 11,172,789   $   84,377       3.02%    $  5,458,212   $   70,669       5.18%
   Securities (including FHLB
      stock)(1)                             20,318,598      252,297       4.97       19,036,351      230,751       4.85
   Loans (2)                               230,778,019    4,145,502       7.19      207,449,258    4,057,022       7.82
                                          ------------   ----------     ------     ------------   ----------     ------
                                           262,269,406    4,482,176       6.84      231,943,821    4,358,442       7.52
   Other assets                             16,807,085                               15,695,469
                                          ------------                             ------------
                                          $279,076,491                             $247,639,290
                                          ============                             ============
Liabilities and Shareholders' Equity
   Interest bearing deposits              $226,767,840   $2,352,255       4.15     $196,448,803   $2,111,491       4.30
   Federal funds purchased and
      repurchase agreements                  4,370,041       22,102       2.02        5,700,707       50,999       3.58
   Note Payable, subordinated deben-
      tures and FHLB Advances               14,702,059      220,569       6.00       10,900,000      178,407       6.55
                                          ------------   ----------     ------     ------------   ----------     ------
                                           245,839,940    2,594,926       4.22      213,049,510    2,340,897       4.40
   Non-interest bearing deposits            17,056,601   ----------                  17,358,213   ----------
   Other liabilities                           582,747                                  980,960
   Shareholders' Equity                     15,597,203                               16,250,607
                                          ------------                             ------------
                                          $279,076,491                             $247,639,290
                                          ============                             ============
Net interest income (tax equivalent
   basis)                                                 1,887,250                                2,017,545
Net interest spread on earning assets
(tax equivalent basis)                                                    2.62%                                    3.12%
                                                                        ======                                   ======
Net interest margin on earning assets
(tax equivalent basis)                                                    2.88%                                    3.48%
                                                                        ======                                   ======
Average interest-earning assets to
   average interest-bearing liabilities                                 106.68%                                  108.87%
                                                                        ======                                   ======
Tax equivalent adjustment                                    36,803                                   29,278
                                                         ----------                               ----------
Net interest income                                      $1,850,447                               $1,988,267
                                                         ==========                               ==========

The net interest spread on average earning assets decreased 51 basis points to 2.62% since March 31, 2007. The net interest margin decreased by 60 basis points from 3.48% at March 31, 2007 to 2.88% at March 31, 2008. First quarter 2008's net interest income was $1.9 million compared to a figure of $2.0 million for the same three months in 2007. Although the Company reported slightly less total net interest income there was significant net interest margin compression between the two periods. Relative decreases to rates on interest earning assets were not offset by decreases on the liability side of the balance sheet. Decreases to the prime

----------
(1)  Adjusted to fully tax equivalent basis.

(2)  Includes loans held for sale and non-accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

lending rate of 200 basis points in three months occurred too quickly to be fully absorbed by the rate decreases made on the liability side of the balance sheet.

The average rate earned on interest earning assets was 6.84% for the three months ended March 31, 2008 compared to 7.52% for the same period in 2007, a 68 basis point decrease. The main contributing factor was a 63 basis point decrease in the yield on loans, the Bank's largest earning asset category. There was a 201 basis point difference in the average internal prime lending rate between the two periods.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances, notes payable and subordinated debentures decreased by 18 basis points for the first three months of 2008 compared to the first three months of 2007. A majority of the Bank's deposits have structured maturities which makes it harder to affect the same level of deposits by the same magnitude when the prime lending rate declines rapidly. As shown in the table below, over the next twelve months $93.6 million of time deposits will mature and reprice to current market rates. The average rate on these deposits is over 100 basis points higher than current market rates.

Management's intent is to improve the Bank's mix of deposits. To assist with this strategy there are two new products being introduced in the second quarter of 2008. The first new product is a health savings account and the second is a premium money market account. By increasing interest bearing checking and savings account balances there will be less of a concentration in term deposits which may help to more easily manage the net interest spread during periods of interest rate fluctuations.

As the Bank strives to change its deposit mix and future changes in the Bank's prime lending rate remain uncertain, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, on which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate Federal Home Loan Bank advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in an ambiguous and somewhat irrational rate environment.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Details of the repricing gap at March 31, 2008 were:

                                                            Interest Rate Sensitivity Period
                                        -----------------------------------------------------------------------
                                           Within        Three to        One to         After
                                           Three          Twelve          Five          Five
                                           Months         Months         Years          Years          Total
                                        ------------   ------------   ------------   -----------   ------------
Earning assets
   Interest-bearing deposits
      In other financial institutions   $     89,297   $          0   $          0   $         0   $     89,297
   Federal funds sold                     15,800,000              0              0             0     15,800,000
   Securities (including FHLB stock)       1,563,793      2,356,899     10,005,732     6,499,980     20,426,404
   Loan held for sale                      2,144,713              0              0             0      2,144,713
   Loans                                  94,180,501     16,235,808     95,099,194    17,135,565    222,651,068
                                        ------------   ------------   ------------   -----------   ------------
                                         113,778,304     18,592,707    105,104,926    23,635,545    261,111,482
Interest-bearing liabilities
   Savings and checking                   60,817,115              0              0             0     60,817,115
   Time deposits <$100,000                 9,823,320     28,098,671      8,619,871             0     46,541,862
   Time deposits >$100,000                19,691,351     35,939,358     62,108,242             0    117,738,951
   Repurchase agreements and
      Federal funds purchased              4,649,338              0              0             0      4,649,338
   Notes payable, subordinated deben-
      tures and FHLB advances             14,700,000              0              0             0     14,700,000
                                        ------------   ------------   ------------   -----------   ------------
                                         109,681,124     64,038,029     70,728,113             0    244,447,266
Net asset (liability) repricing gap     $  4,097,180   $(45,445,322)  $ 34,376,813   $23,635,545   $ 16,664,216
                                        ============   ============   ============   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $  4,097,180   $(41,348,142)  $ (6,971,329)  $16,664,216
                                        ============   ============   ============   ===========

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company's March 31, 2008 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames. Since the third quarter of 2007 through May of 2008, the prime lending rate has decreased three hundred basis points. Given the lower inherent rate of liabilities to begin with it is unlikely that funding rates would be reduced by the same level. As a result the net interest margin is compressed in the short term.

The provision for loan losses for the first three months of 2008 was $231,000 compared to a figure of $127,000 for the same period in 2007. The expense in the first three months of 2008 was impacted by charge offs and downgrades on commercial and commercial real estate loans. Management believes that the allowance level is adequate and justifiable based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

                        COMMUNITY SHORES BANK CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Non-interest income recorded in the first quarter of 2008 totaled $643,000. Included in the total was a gain of $143,000 on the sale of foreclosed property. Excluding this one time gain, non interest income was $500,000 and represented a 10% increase over last year's first quarter. Increased service charges on deposits and additional gains on loan sales were experienced in the first quarter of 2008.

Non-interest expenses for the first three months of 2008 increased 10% over the same three-month period in 2007. Non interest expense for 2008 was $2.2 million compared to a total of $2.0 million for 2007. The most notable expense changes were in personnel and occupancy and equipment.

Increased personnel expenses represented 43% of the rise in non-interest expenses. The expenses totaled $1.2 million in the first quarter of 2008 compared to $1.1 million in the first quarter of 2007. During the latter part of the first quarter of 2008, the Bank reduced its full-time equivalent staff members by six, but for a portion of the first quarter there were more employees than there were during the first quarter of 2007.

Occupancy and equipment expenses increased $57,000 between 2007's first quarter and that of 2008. Occupancy and equipment expenses together totaled $347,000 for the first three months of 2008 compared to $290,000 for the similar period in 2007. Depreciation for the Grand Haven branch was included in 2008's first quarter total but was somewhat offset by the elimination of rental expense. The Grand Haven branch occupied a rented space until its branch was completed in August 2007. The Company's property tax expenses have increased because of the reassessment of the land values after the completion of construction on the Norton Shores and North Muskegon branch facilities. Snowplowing expenses were also higher in 2008 because of the record snowfall in February.

Other non interest expenses in the first quarter of 2008 increased by $52,000 over the similar period in 2007. The largest item contributing to the increase is a $31,000 increase in loan collection expenses. With the rise in troubled assets, it is likely that expenses in this category may increase.

There was a federal tax benefit recorded for the first three months of 2008. The benefit was derived from the Company's net loss recorded in 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2008. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
    3.1       Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number 333-63769).

    3.2       Bylaws of the Company are  incorporated  by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166).

   31.1       Rule 13a-14(a) Certification of the principal executive officer.

   31.2       Rule 13a-14(a) Certification of the principal financial officer.

   32.1       Section 1350 Chief Executive Officer Certification.

   32.2       Section 1350 Chief Financial Officer Certification.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2008.

                                        COMMUNITY SHORES BANK CORPORATION


May 15, 2008                            By: /s/ Heather D. Brolick
Date                                        ------------------------------------
                                            Heather D. Brolick
                                            President and Chief Executive
                                            Officer
                                            (principal executive officer)


May 15, 2008                            By: /s/ Tracey A. Welsh
Date                                        ------------------------------------
                                            Tracey A. Welsh
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (principal financial and accounting
                                            officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
    3.1       Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number 333-63769).

    3.2       Bylaws of the Company are  incorporated  by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166).

   31.1       Rule 13a-14(a) Certification of the principal executive officer.

   31.2       Rule 13a-14(a) Certification of the principal financial officer.

   32.1       Section 1350 Chief Executive Officer Certification.

   32.2       Section 1350 Chief Financial Officer Certification.