Form 10-Q
period 2008-06-30
COMMUNITY SHORES BANK CORP
filed 2008-08-14
CIK 1070523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to ________________

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

 _____________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]               Accelerated filer [ ]

          Non-accelerated filer [ ]                Smaller reporting company [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                   [ ]Yes [X] No

      At August 4, 2008, 1,468,800 shares of common stock were outstanding.

                     Community Shores Bank Corporation Index

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1. Financial Statements ......................................      1
   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..............................     16
   Item 3. Quantitative and Qualitative Disclosures about
              Market Risk ............................................     28
   Item 4. Controls and Procedures ...................................     28
PART II. Other Information
   Item 1. Legal Proceedings .........................................     29
   Item 1A. Risk Factors .............................................     29
   Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds ...............................................     29
   Item 3. Defaults upon Senior Securities ...........................     29
   Item 4. Submission of Matters to a Vote of Security Holders .......     29
   Item 5. Other Information .........................................     30
   Item 6. Exhibits ..................................................     30
   Signatures ........................................................     31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 30,     December 31,
                                                                          2008           2007
                                                                      ------------   ------------
                                                                       (unaudited)
ASSETS
Cash and due from financial institutions                              $  4,384,505   $  3,329,626
Interest-bearing deposits in other financial institutions                   57,900        201,290
Federal funds sold                                                       8,245,000      4,346,000
                                                                      ------------   ------------
   Total cash and cash equivalents                                      12,687,405      7,876,916
Securities
   Available for sale (at fair value)                                   12,624,510     13,194,645
   Held to maturity (fair value of $6,555,724 at June 30, 2008 and
      $6,640,297 at December 31, 2007)                                   6,618,577      6,627,534
                                                                      ------------   ------------
      Total securities                                                  19,243,087     19,822,179
Loans held for sale                                                      1,288,292      2,285,966
Loans                                                                  218,327,250    230,219,420
Less: Allowance for loan losses                                          3,397,169      3,602,948
                                                                      ------------   ------------
   Net loans                                                           214,930,081    226,616,472

Federal Home Loan Bank stock                                               404,100        404,100
Premises and equipment, net                                             12,174,452     12,488,593
Accrued interest receivable                                                943,828      1,159,804
Other assets                                                             3,676,296      2,804,033
                                                                      ------------   ------------
         Total assets                                                 $265,347,541   $273,458,063
                                                                      ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                               $ 18,080,753   $ 16,708,504
   Interest bearing                                                    212,148,621    221,241,941
                                                                      ------------   ------------
         Total deposits                                                230,229,374    237,950,445

Federal funds purchased and repurchase agreements                        4,158,428      4,400,611
Federal Home Loan Bank advances                                          6,000,000      6,000,000
Subordinated debentures                                                  4,500,000      4,500,000
Notes Payable                                                            4,200,000      4,206,043
Accrued expenses and other liabilities                                     647,103        786,639
                                                                      ------------   ------------
         Total liabilities                                             249,734,905    257,843,738
Shareholders' equity
   Preferred Stock, no par value: 1,000,000 shares
      authorized and none issued                                                 0              0
   Common Stock, no par value: 9,000,000 shares authorized;
      1,468,800 June 30, 2008 and December 31, 2007                     13,296,691     13,296,691
   Retained Earnings                                                     2,298,319      2,255,543
   Accumulated other comprehensive income                                   17,626         62,091
                                                                      ------------   ------------
   Total shareholders' equity                                           15,612,636     15,614,325
                                                                      ------------   ------------
   Total liabilities and shareholders' equity                         $265,347,541   $273,458,063
                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                             Ended           Ended           Ended           Ended
                                                         June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
                                                         -------------   -------------   -------------   -------------
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                   $3,669,248      $4,268,819      $7,814,750      $8,325,841
   Securities                                                 213,074         218,331         428,568         419,804
   Federal funds sold, FHLB dividends and other income         66,978          47,671         151,355         118,340
                                                           ----------      ----------      ----------      ----------
      Total interest income                                 3,949,300       4,534,821       8,394,673       8,863,985
INTEREST EXPENSE
   Deposits                                                 2,061,904       2,209,884       4,414,159       4,321,375
   Repurchase agreements and federal funds purchased           14,462          89,508          36,564         140,507
   Federal Home Loan Bank advances and notes payable          184,278         178,500         404,847         356,907
                                                           ----------      ----------      ----------      ----------
      Total interest expense                                2,260,644       2,477,892       4,855,570       4,818,789

NET INTEREST INCOME                                         1,688,656       2,056,929       3,539,103       4,045,196
Provision for loan losses                                     153,368         268,100         384,084         395,331
                                                           ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,535,288       1,788,829       3,155,019       3,649,865
Noninterest income
   Service charges on deposit accounts                        251,970         238,662         483,053         447,057
   Gain on sale of loans                                      110,736          70,689         255,499         204,580
   Gain on sale of securities                                       0               0               0           1,986
   Gain on disposal of equipment                                    0               0               0              80
   Gain on disposal of other real estate                            0               0         142,324               0
   Other                                                      241,589         114,809         365,953         225,573
                                                           ----------      ----------      ----------      ----------
      Total noninterest income                                604,295         424,160       1,246,829         879,276

Noninterest expense
   Salaries and employee benefits                           1,196,539       1,285,974       2,418,926       2,421,696
   Occupancy                                                  151,651         140,286         327,431         283,575
   Furniture and equipment                                    171,082         163,653         342,644         309,999
   Advertising                                                 30,198          32,928          55,427          90,828
   Data processing                                            121,690         112,716         236,163         217,396
   Professional services                                      120,491         131,631         280,145         272,582
   Other                                                      358,232         341,377         728,158         659,586
                                                           ----------      ----------      ----------      ----------
      Total noninterest expense                             2,149,883       2,208,565       4,388,894       4,255,662

INCOME (LOSS) BEFORE INCOME TAXES                             (10,300)          4,424          12,954         273,479
Federal income tax expense (benefit)                          (21,143)        (13,353)        (29,822)         27,074
                                                           ----------      ----------      ----------      ----------
NET INCOME                                                 $   10,843      $   17,777      $   42,776      $  246,405
                                                           ==========      ==========      ==========      ==========

Comprehensive income (loss)                                $ (192,470)     $ (113,257)     $   (1,689)     $  149,327
                                                           ==========      ==========      ==========      ==========

Weighted average shares outstanding                         1,468,800       1,468,800       1,468,800       1,468,767
                                                           ==========      ==========      ==========      ==========
Diluted average shares outstanding                          1,468,800       1,481,462       1,468,800       1,485,129
                                                           ==========      ==========      ==========      ==========
Basic EPS                                                  $     0.01      $     0.01      $     0.03      $     0.17
                                                           ==========      ==========      ==========      ==========
Diluted EPS                                                $     0.01      $     0.01      $     0.03      $     0.17
                                                           ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                  STATEMENT OF CHANGES OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other          Total
                                                     Common      Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)      Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2007            1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625

Proceeds from the exercise of stock
   options                                2,000        20,460                                      20,460

Tax benefit from option exercise                        1,904                                       1,904

Comprehensive income:
   Net income                                                      246,405                        246,405
   Unrealized loss on securities
      available-for-sale                                                         (97,078)         (97,078)
                                                                                              -----------
      Total comprehensive income                                                                  149,327
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT JUNE 30, 2007              1,468,800   $13,296,462   $3,274,179     $(280,325)     $16,290,316
                                      =========   ===========   ==========     =========      ===========

BALANCE AT JANUARY 1, 2008            1,468,800   $13,296,691   $2,255,543     $  62,091      $15,614,325

Comprehensive loss:
   Net income                                                       42,776                         42,776
   Unrealized loss on securities
      available-for-sale                                                         (44,465)         (44,465)
                                                                                              -----------
      Total comprehensive loss                                                                     (1,689)
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT JUNE 30, 2008              1,468,800   $13,296,691   $2,298,319     $  17,626      $15,612,636
                                      =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                            Six Months       Six Months
                                                               Ended           Ended
                                                           June 30, 2008   June 30, 2007
                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                               $     42,776    $    246,405
   Adjustments to reconcile net income to net cash
      from operating activities
      Provision for loan losses                                  384,084         395,331
      Depreciation and amortization                              349,393         289,376
      Net amortization of securities                               4,803           3,775
      Gain on sale of securities                                       0          (1,986)
      Gain on sale of loans                                     (255,499)       (204,580)
      Gain on disposal of equipment                                    0             (80)
      Gain on disposal of other real estate owned               (142,324)              0
      Loans originated for sale                              (15,787,941)    (11,221,902)
      Proceeds from loan sales                                17,041,114      11,057,950
      Net change in:
         Accrued interest receivable and other assets            611,223        (123,557)
         Accrued interest payable and other liabilities         (139,536)       (604,310)
                                                            ------------    ------------
            Net cash from (used in) operating activities       2,108,093        (163,578)
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available for sale securities:
      Sales                                                            0         494,650
      Maturities, prepayments and calls                        1,041,419       2,209,330
      Purchases                                                 (534,500)     (3,404,204)
   Loan originations and payments, net                         9,802,083     (14,451,690)
   Additions to premises and equipment                           (35,252)     (1,537,583)
   Proceeds from the disposal of equipment                             0              80
   Proceeds from the sale of other real estate owned             397,943               0
                                                            ------------    ------------
         Net cash used in investing activities                10,671,693     (16,689,417)

CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                     (7,721,071)     13,832,563
   Net change in federal funds purchased and
      repurchase agreements                                     (242,183)        524,067
   Other borrowing activity:
      Draws on note payable and line of credit                         0         400,000
      Paydown on note payable                                     (6,043)              0
   Tax benefit from exercise of stock options                          0           1,904
   Net proceeds from exercise of stock options                         0          20,460
                                                            ------------    ------------
         Net cash from financing activities                   (7,969,297)     14,778,994
Net change in cash and cash equivalents                        4,810,489      (2,074,001)
Beginning cash and cash equivalents                            7,876,916       9,070,270
                                                            ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                            $ 12,687,405    $  6,996,269
                                                            ============    ============
Supplemental cash flow information:
   Cash paid during the period for interest                 $  4,793,824    $  2,330,440
   Cash paid during the period for federal income tax                  0         250,000
   Transfers from loans to foreclosed assets                   1,500,224         349,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2008 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2008 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2007. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement established a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Standard is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on January 1, 2008 and applicable disclosures have been added to the accompanying Notes to Consolidated Financial Statements (see Note 12 on page 12).

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

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at June 30, 2008 and at December 31, 2007:

                                                     Gross        Gross
                                      Amortized    Unrealized   Unrealized     Fair
June 30, 2008                           Cost          Gains       Losses       Value
----------------------------------   -----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $ 83,833     $      0    $ 4,562,096
   Municipal securities                                5,795       (9,914)       868,297
   Mortgage-backed securities                         25,666      (78,673)     7,194,117
                                                    ---------   ----------   -----------
                                                    $115,294     $(88,587)   $12,624,510
Held to maturity:
   Municipal securities               $6,618,577    $ 15,243     $(78,096)   $ 6,555,724

                                                      Gross         Gross
                                       Amortized    Unrealized   Unrealized     Fair
December 31, 2007                         Cost        Gains        Losses       Value
-----------------------------------   -----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                  $ 99,050     $(12,012)   $ 4,565,235
   Municipal securities                                 6,037            0        345,949
   Mortgage-backed securities                          35,638      (34,636)     8,283,461
                                                     --------     --------    -----------
                                                      140,725      (46,648)    13,194,645
Held to maturity:
   Municipal securities                $6,627,534    $ 21,865     $ (9,102)   $ 6,640,297

     As a result of the lack of liquidity in the capital markets, the fair value of securities has declined since December 31, 2007. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. No unrealized losses have been recognized into income as a result. In performing the evaluation, consideration is given to the length of time and the extent to which the fair value has been less than cost, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and whether the securities are issued by the federal government or its agencies.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   SECURITIES (Continued)

     At June 30, 2008, twenty debt securities had unrealized losses with aggregate depreciation of 1.52% from the Company's amortized cost basis. Eight of the twenty securities are issued by government agencies. As the Company has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

     Below is the schedule of maturities for securities held at June 30, 2008:

                                                      Held to Maturity
                              Available for Sale   -----------------------
                                     Fair          Amortized       Fair
                                    Value            Cost         Value
                              ------------------   ----------   ----------
Due in one year or less           $ 1,228,071      $        0   $        0
Due from one to five years          3,051,560       1,780,452    1,791,243
Due in more than five years         1,150,762       4,838,125    4,764,481
Mortgage-backed                     7,194,117               0            0
                                  -----------      ----------   ----------
                                  $12,624,510      $6,618,577   $6,555,724
                                  -----------      ----------   ----------

3.   LOANS

     The components of the outstanding loan balances:

                                   June 30, 2008   December 31, 2007
                                  --------------   -----------------
Commercial                         $ 83,171,642      $ 86,633,120
Real Estate:
   Commercial                        87,081,406        92,048,614
   Residential                       16,379,487        15,842,205
   Construction                       2,545,883         6,264,591
Consumer                             29,248,964        29,520,823
                                   ------------      ------------
      Subtotal:                     218,427,382       230,309,353
      Allowance for loan losses      (3,397,169)       (3,602,948)
   Net deferred loan fees              (100,132)          (89,933)
                                   ------------      ------------
Loans, Net                         $214,930,081      $226,616,472
                                   ============      ============

     Loans held for sale totaled $1,288,292 at June 30, 2008 and $2,285,966 at December 31, 2007.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2008 and 2007:

                             Three Months   Three Months   Six Months   Six Months
                                Ended          Ended         Ended        Ended
                               6/30/08        6/30/07       6/30/08      06/30/07
                             ------------   ------------   ----------   -----------
Beginning Balance              3,524,600     $2,588,475     3,602,948   $2,549,016

Charge-offs
   Commercial                    (19,436)        (7,823)     (197,974)     (26,650)
   Real Estate-Commercial       (193,825)             0      (243,825)     (25,463)
   Real Estate-Residential       (28,325)             0       (38,601)           0
   Consumer                      (72,152)       (60,840)     (155,887)    (117,569)
                              ----------     ----------    ----------   ----------
Total Charge-offs               (313,738)       (68,663)     (636,287)    (169,682)
                              ----------     ----------    ----------   ----------
Recoveries
   Commercial                     20,244          2,558        21,820        4,624
   Consumer                       12,695          5,633        24,604       16,814
                              ----------     ----------    ----------   ----------
Total Recoveries                  32,939          8,191        46,424       21,438
                              ----------     ----------    ----------   ----------
Net Charge-Offs                 (280,799)       (60,472)     (589,863)    (148,244)
                              ----------     ----------    ----------   ----------
Provision for loan losses        153,368        268,100       384,084      395,331
                              ----------     ----------    ----------   ----------
Ending Balance                $3,397,169     $2,796,103    $3,397,169   $2,796,103
                              ==========     ==========    ==========   ==========

Impaired loans were as follows:

                                                                    06/30/08     12/31/07
                                                                  -----------   -----------
End of period loans with no allocated allowance for loan losses   $10,060,908    $  160,264
End of period loans with allocated allowance for loan losses      $ 6,369,934     7,822,922
                                                                  -----------   -----------
   Total                                                          $16,430,842    $7,983,186
                                                                  ===========   ===========
Amount of the allowance for loan losses allocated                 $ 1,377,077    $1,136,162

Since December 31, 2007, outstanding loans with no allocated allowance for loans losses have increased by $10.1 million. As customers remit their 2007 financial statements and they are analyzed by the lending staff, many relationships have been deemed impaired. Approximately, 90 percent of the increase in impaired loans with no allocated allowance is a result of poor financial performance last year. The identified loans are well secured and the corresponding collateral analysis supports a loan loss reserve allocation of zero.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

                                                Three Months   Three Months   Six Months   Six Months
                                                   Ended          Ended          Ended        Ended
                                                  6/30/08        6/30/07        6/30/08      6/30/07
                                                ------------   ------------   -----------  ----------
Average of impaired loans during the period:     $14,279,597    $2,305,410    $12,913,251  $2,111,522
Interest income recognized during impairment:        255,442        19,557        448,928      32,555
Cash-basis interest income recognized:                56,776         5,344         94,745       5,344


     Non-performing loans were as follows:

                                                  06/30/08       12/31/07
                                                ------------   ------------
Loans past due over 90 days still on accrual:    $  108,349     $1,484,451
Non-accrual loans:                               $4,155,965     $4,532,120

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                         June 30,    December 31,
                                           2008          2007
                                       -----------   ------------
Land & land improvements               $ 5,448,129    $ 5,448,129
Buildings & building improvements        5,959,371      5,948,681
Furniture, fixtures and equipment        3,536,613      3,517,516
Construction in Process                     23,576         17,070
                                       -----------    -----------
                                        14,967,689     14,931,396
 Less: accumulated depreciation          2,793,237      2,442,803
                                       -----------    -----------
                                       $12,174,452    $12,488,593
                                       ===========    ===========

6.   DEPOSITS

     The components of the outstanding deposit balances at June 30, 2008 and December 31, 2007 were as follows:

                           June 30, 2008   December 31, 2007
                              Balance          Balance
                          --------------   -----------------
Non-interest bearing
   Demand                  $ 18,080,753      $ 16,708,504
Interest bearing
   Checking                  26,075,650        17,598,115
   Money Market              26,551,437        19,805,438
   Savings                   13,827,438        13,275,060
   Time, under $100,000      41,461,053        46,844,405
   Time, over $100,000      104,233,043       123,718,923
                           ------------      ------------
Total Deposits             $230,229,374      $237,950,445
                           ============      ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The June 30, 2008 and December 31, 2007 information was as follows:

                                            Repurchase   Federal Funds
                                            Agreements     Purchased
                                            ----------   -------------
Outstanding at June 30, 2008                $4,158,428    $        0
   Average interest rate at period end            1.25%         0.00%
   Average balance during year               4,379,805           440
   Average interest rate during year              1.67%         3.24%
   Maximum month end balance during year     4,870,853             0

Outstanding at December 31, 2007            $4,400,611    $        0
   Average interest rate at year end              2.94%         0.00%
   Average balance during year               5,141,931     3,787,671
   Average interest rate during year              3.29%         5.29%
   Maximum month end balance during year     5,695,329     8,500,000

8.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow an additional $1,981,003. Each borrowing requires a direct pledge of securities or loans. At June 30, 2008, the Bank had assets with a market value of $10,065,151 pledged to the Federal Home Loan Bank to support current borrowings. All three advances are at fixed interest rates with the FHLB having the option to convert to a floating rate index. Details of the Bank's outstanding borrowings are:

                       Current       June 30,    December 31,
  Maturity Date     Interest Rate      2008          2007
-----------------   -------------   ----------   ------------
March 24, 2010          5.99         1,500,000     1,500,000
November 3, 2010        5.95         2,000,000     2,000,000
December 13, 2010       5.10         2,500,000     2,500,000
                                    ----------   -----------
                                    $6,000,000    $6,000,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   SUBORDINATED DEBENTURES

     Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 4.85063% at June 30, 2008. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions. The subordinated debentures are carried on the Company's consolidated balance sheet as a liability and the interest expense is recorded on the Company's consolidated statement of income.

10.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with Fifth Third Bank ("Fifth Third"). The total balance outstanding at June 30, 2008 was $4,200,000 and $4,206,043 at December 31, 2007. The principal balance was paid down $6,043 on February 1, 2008. The outstanding principal bears interest at a rate of 100 basis points below Fifth Third's prime rate. The current interest rate on the outstanding principal balance is 4.00%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment fee. The note has a maturity date of September 1, 2008. The terms of the note may change at the time of renegotiation but it is management's intention to retain an active line of credit.

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK

     Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to another party. Exposure to credit loss, if the customer does not perform, is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2008 and December 31, 2007 follows:

                                                 June 30,    December 31,
                                                   2008          2007
                                               -----------   ------------
Unused lines of credit and letters of credit   $34,278,375    $37,760,820
Commitments to make loans                          643,328        545,594

     Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments.

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

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

     Servicing rights: The fair value of SBA servicing rights is obtained from a third party. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with generating future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing the vendor's market-based discount rate assumptions.

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                     Fair Value Measurements at June 30, 2008 Using
                                                   --------------------------------------------------
                                                        Quoted          Significant
                                                       Prices in           Other          Significant
                                                   Active Markets for    Observable     Unobservable
                                                    Identical Assets       Inputs          Inputs
                                   June 30, 2008       (Level 1)         (Level 2)        (Level 3)
                                   -------------   ------------------   -------------   -------------
Assets:
   Available for sale securities     $12,624,510          $0             $12,624,510         $0

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                                     Fair Value Measurements at June 30, 2008 Using
                                                   --------------------------------------------------
                                                        Quoted          Significant
                                                       Prices in           Other          Significant
                                                   Active Markets for    Observable     Unobservable
                                                    Identical Assets       Inputs          Inputs
                                   June 30, 2008       (Level 1)         (Level 2)        (Level 3)
                                   -------------   ------------------   -------------   -------------
Assets:
   Servicing assets                  $   48,594           $0                $48,594      $        0
   Impaired loans                     6,369,934            0                      0       6,369,934

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

     The following represents impairment charges recognized during the period:

     Impaired loans, which are collateral dependent loans, are measured for impairment using the fair value of the collateral and had a carrying amount of $6,369,934, with valuation allowance of $1,377,077, resulting in an additional provision for loan losses of $63,548 for the period. The fair values of the collateral on those loans were determined primarily using independent appraisals and are adjusted for anticipated disposition costs.

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was designated as well capitalized under the regulatory framework for prompt corrective action at both June 30, 2008 and December 31, 2007.

     Actual and required capital amounts and ratios at June 30, 2008 and December 31, 2007 for the Bank were:

                                                                           Minimum Required to
                                                                           Be Well Capitalized
                                                      Minimum Required        Under Prompt
                                                         For Capital        Corrective Action
                                   Actual            Adequacy Purposes          Provisions
                          ----------------------   --------------------   --------------------
                            Amount       Ratio        Amount      Ratio      Amount      Ratio
                          -----------   --------   ------------   -----   -----------   ------
June 30, 2008
Total Capital (Tier 1
   and Tier 2) to
   risk weighted assets
   of the Bank            $25,389,039    10.84%    $ 18,743,814   8.00%   $23,429,767   10.00%
Tier 1 (Core) Capital
   to risk-weighted
   assets of the Bank      22,454,535     9.58        9,371,907   4.00     14,057,860    6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank             22,454,535     8.33       10,781,683   4.00     13,477,103    5.00

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  REGULATORY MATTERS (Continued)

December 31, 2007
Total Capital (Tier 1
   and Tier 2) to
   risk weighted assets
   of the Bank            $25,769,355     10.29%    $20,031,475    8.00%  $25,039,344   10.00%
Tier 1 (Core) Capital
   to risk-weighted
   assets of the Bank      22,633,618      9.04      10,015,672    4.00    15,023,508   6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank             22,633,618      8.44      10,725,198    4.00    13,406,497   5.00

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company, through June 30, 2008 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2008 to that at December 31, 2007. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2008 as compared to the same periods of 2007. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of
Part I of this Form 10-Q.

This discussion and analysis and other sections of this Form 10-Q contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital when desired to support future growth and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

FINANCIAL CONDITION

Total assets decreased by $8.1 million to $265.3 million at June 30, 2008 from $273.5 million at December 31, 2007. This is a 3.0% decrease in assets during the first six months of 2008. Balance sheet changes consisted of loan paydowns and decreases in deposits. Since year-

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

end 2007 loan decreases have been greater than that of deposits resulting in a $3.9 million increase in federal funds sold.

Cash and cash equivalents increased by $4.8 million to $12.7 million at June 30, 2008 from $7.9 million at December 31, 2007. This change was mostly reflective of increases in federal funds sold between the above two periods.

The Bank's investment portfolio was $19.2 million at June 30, 2008 compared to $19.8 million at December 31, 2007. There have been very few security transactions in the first six months of the year. In general, the Bank has a simplistic portfolio consisting of municipals, government agencies and some mortgage backed securities. As a result of the lack of liquidity in the capital markets, the fair value of securities has declined since year-end. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. No unrealized losses have been recognized into income as a result. At June 30, 2008, twenty debt securities had unrealized losses with aggregate depreciation of 1.52% from the Company's amortized cost basis. Eight of the twenty securities are issued by government agencies. As the Company has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Total loans (held for investment) decreased $11.9 million and were $218.3 million at June 30, 2008 down from $230.2 million at December 31, 2007. The decrease is evidenced by a decline of $12.3 million in the commercial, commercial real estate, construction and consumer loan portfolios partially offset by a $.4 million growth in the residential real estate portfolio. During the first six months of 2008, two customers made large pay downs on lines of credit; a home equity customer paid $1.5 million and a commercial customer paid $2.4 million. One commercial participation note for $2.8 million was bought back by the lead financial institution. Four commercial real estate notes totaling $6.0 million were refinanced with other financial institutions. There were collected prepayment fees totaling $65,000 on three of the notes. The Bank's underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loan volume is unfortunate, management feels that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment.

Other lending activity during the first half of 2008 included the origination of $15.8 million of residential mortgage and Small Business Administration ("SBA") loans and the sale of $17.0 million of residential mortgage and SBA loans. The associated gain on the loan sales was $255,000. These results compare favorably to originations of $11.2 million, sales of $11.1 million and gains of $205,000 occurring in the first half of 2007. A majority of the lending activity in 2008 is the result of the successes of the Bank's mortgage origination team that was hired in the second quarter of 2007.

Presently, the commercial and commercial real estate categories of loans comprise 78% of the Bank's total loan portfolio, the same as year-end 2007. There are six experienced commercial lenders on staff devoted to pursuing and originating these types of loans. The Bank's strategic plan includes tactics aimed at diversifying its loan portfolio. In the spring of 2007, five mortgage originators were hired to help increase the Bank's retail presence in it's defined market area

                       COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

utilizing the enhanced branch network. Since March 2007, portfolio retail loans have increased by over $6.3 million with total originations exceeding $48 million. A majority of the loans originated are residential mortgages and are sold in the secondary market. So although the second quarter resulted in a net decline in total loans, management remains optimistic about its portfolio diversification tactics and about future retail opportunities in the market place.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at June 30, 2008 are set forth below:

                                     Within       Three to       One to         After
                                     Three         Twelve         Five          Five
                                     Months        Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $24,021,683   $24,969,581   $ 29,405,013   $ 4,775,365   $ 83,171,642
Real estate:
   commercial                      13,531,534    13,355,916     58,269,157     1,824,667     86,981,274
   construction                       586,137     1,105,042         42,789       811,915      2,545,883
   mortgages                          209,624       401,418      2,491,921    13,276,524     16,379,487
Consumer                            2,371,683     4,111,972     17,798,389     4,966,920     29,248,964
                                  -----------   -----------   ------------   -----------   ------------
                                  $40,720,661   $43,943,929   $108,007,269   $25,655,391   $218,327,250
                                  ===========   ===========   ============   ===========   ============

Loans at fixed rates                3,540,713    15,007,990     95,104,064    22,360,943    136,013,710
Loans at variable rates            37,179,948    28,935,939     12,903,205     3,294,448     82,313,540
                                  -----------   -----------   ------------   -----------   ------------
                                  $40,720,661   $43,943,929   $108,007,269   $25,655,391   $218,327,250
                                  ===========   ===========   ============   ===========   ============

At June 30, 2008, there were 62% of the loan balances carrying a fixed rate and 38% a floating rate, and only 12% of the entire portfolio had a contractual maturity longer than five years. During 2007 there was an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans added to the portfolio and some is customer preference. The maturity distribution of the loan portfolio has lengthened with the current focus on the mortgage business line, however the focus is on sale into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms generally involved in mortgage products. Having a larger concentration of fixed rate loans is helpful in a declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations.

In addition to the Bank's risk management program, there is a need to maintain an allowance for loan losses. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                       COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

allocation includes a detailed review of a credit resulting in an allocation being made to the allowance. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the analysis. There are occasions when an impaired loan requires no allocated allowance for loan losses. At June 30, 2008 there were $10.1 million in outstanding loans with no allocated allowance for loans losses. As customers remit their 2007 financial statements and they are analyzed by the lending staff, many relationships have been deemed impaired. Approximately, 90 percent of the increase in impaired loans with no allocated allowance is a result of poor financial performance last year. The identified loans are well secured and the corresponding collateral analysis supports a loan loss reserve allocation of zero.

During the first half of 2008, $384,000 was added to the allowance through the provision expense. At June 30, 2008, the allowance totaled $3.4 million or approximately 1.56% of gross loans outstanding, compared to 1.57% at December 31, 2007.

The allocation of the allowance at June 30, 2008 was as follows:

                                                 June 30, 2008              December 31, 2007
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
Balance at End of Period Applicable to:     Amount     Loan Category     Amount     Loan Category
                                          ----------   -------------   ----------   -------------
Commercial                                $1,807,053        53.3%      $1,687,805       46.9%
Real estate:
   Commercial                              1,081,672        31.8        1,331,132       36.9
   Residential                               118,928         3.5          129,906        3.6
   Construction                               35,133         1.0           89,672        2.5
Consumer                                     354,383        10.4          364,433       10.1
                                          ----------       -----       ----------      -----
Total                                     $3,397,169       100.0%      $3,602,948      100.0%
                                          ==========       =====       ==========      =====

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2008 compared to those at year-end 2007 and the corresponding change related to those two periods.

                                                            Increase
Loans Past Due:       June 30, 2008   December 31, 2007    (Decrease)
-------------------   -------------   -----------------   -----------
30-59 days              $2,326,674        $2,155,411      $   171,263
60-89 days                 287,956           825,107         (537,151)
90 days and greater        108,349         1,484,451       (1,376,102)
Non accrual loans        4,155,965         4,532,120         (376,155)

From year-end 2007 to June 30, 2008, overall past due and non-accrual loans have decreased by $2.1 million. A majority of the activity is related to reductions in 60 days or more past due and non-accrual loans being partially offset by an increase in loans past due 30-59 days.

                       COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Loans past due sixty to eighty-nine days and ninety days past due and greater and non-accrual loans decreased $2.3 million from December 31, 2007 to June 30, 2008. Six loans charged off in the first half of 2008 comprise over 70% of the decrease. Most of the notes were collateralized by real estate. One loan was collateralized by a high end boat. The collateral from the former notes is currently being carried in other assets at market value less costs to sell. At the time of charge off there was $221,000 in previously allocated reserves on the commercial real estate notes.

Including the charge off activity above, net charge-offs for the second quarter and first half of 2008 were $281,000 and $590,000 which was an increase of $221,000 over net charge-offs of $60,000 recorded for the second quarter of 2007 and $442,000 more than the $148,000 charged off in the first six months of 2007. The corresponding ratio of net charge-offs to average loans was 0.51% and 0.52% for the second quarter and first half of 2008 compared to levels of 0.11% and 0.14% for the similar periods in 2007. Given the rise in non performing assets over the past year, it is likely that charge off ratios may remain elevated for a period of time. Even though the allowance balance has decreased, the overall coverage remains consistent from December 31, 2007 to June 30, 2008 due to the decrease in loan balances.

Other assets rose $872,000 since December 31, 2007. When the collateral supporting a borrowing is relinquished by customers through the collection process; the assets are written down to market value based on a professional appraisal or other common means of valuation and held until they can be sold. At June 30, 2008 there were nine properties and one high end boat being held for sale. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result.

Deposit balances were $230.2 million at June 30, 2008 down from $237.9 million at December 31, 2007. Total deposit erosion since year-end was $7.7 million or 3%. Non interest bearing deposits grew $1.4 million since year-end 2007. Interest bearing checking accounts, money market and savings balances rose $15.8 million. Growth is due to several of the Bank's large public fund customers increasing their holdings since year-end. The growth in the above products was more than offset by a $24.9 million decline in time deposits since December 31, 2007. Local time deposits made up $14.1 million of the total decline and $10.8 million was brokered deposit maturities. The concentration of brokered deposits to total deposits was reduced to 35% at June 30, 2008 from 39% at December 31, 2007. The Bank strives to continue decreasing its dependency on brokered funds and begin to rely more on local deposits gathered as a result of its expanded branch network.

The shareholders' equity totaled $15.6 million at both June 30, 2008 and December 31, 2007. The earnings recorded in the first half of the year were offset by a negative change in accumulated other comprehensive income (security market value adjustments).

RESULTS OF OPERATIONS

The net income for the first six months of 2008 was $43,000 which was $204,000 less than the similar period in 2007. The corresponding basic and diluted earnings per share for the first six months of 2008 were $0.03 compared to $0.17 for 2007. Year to date 2008 earnings were

                       COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

impacted by a lower net interest income coupled with higher depreciation costs associated with the new branch building in the Grand Haven market.

The Company recorded net income of $11,000 for the second quarter of 2008 while the same period in 2007 netted earnings of $18,000. The corresponding basic and diluted earnings per share were $.01 for both 2007 and 2008.

For the first six months and second quarter of 2008, the annualized return on the Company's average total assets was 0.03% and 0.02%, respectively, which is down from 0.20% and 0.03% annualized return for the same periods in 2007. The Company's annualized return on average equity was 0.55% and 0.28% for the first six months and second quarter of 2008 and 3.01% and 0.44% for the first six months and second quarter of 2007. The ratio of average equity to average assets was 5.69% and 5.77% for the first six months and second quarter of 2008 and 6.52% and 6.48% for the same periods in 2007.

As mentioned above, significant differences between the operating results of the first six months of 2007 and 2008 are the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                                                   Six months ended June 30,
                                            --------------------------------------------------------------------
                                                           2008                               2007
                                            ---------------------------------  ---------------------------------
                                               Average                Average     Average                Average
                                               Balance      Interest    Rate      Balance     Interest     Rate
                                            ------------  ----------  -------  ------------  ----------  -------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions                $ 12,229,117  $  151,355    2.48%  $  4,549,622  $  118,340    5.20%
   Securities                                 20,206,816     503,665    4.99     19,498,116     477,577    4.90
   Loans (including held for sale and
      non accrual)                           225,799,177   7,814,750    6.92    210,442,056   8,325,841    7.91
                                            ------------  ----------  ------   ------------  ----------  ------
                                             258,235,110   8,469,770    6.56    234,489,794   8,921,758    7.61
   Other assets                               16,840,158                         16,136,163
                                            ------------                       ------------
                                            $275,075,268                       $250,625,957
                                            ============                       ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                $221,553,070  $4,414,159    3.98   $197,416,818  $4,321,375    4.38
   Federal funds purchased,
      repurchase agreements and Federal
      Reserve Bank borrowings                  4,383,266      36,564    1.67      7,108,569     140,507    3.95
   Subordinated Debentures, Note
   Payable and Federal Home Loan
   Bank Advances                              14,701,029     404,847    5.51     10,904,396     356,907    6.55
                                            ------------  ----------  ------   ------------  ----------  ------
                                             240,637,365   4,855,570    4.04    215,429,783   4,818,789    4.47
                                                          ----------                         ----------
   Non-interest bearing deposits              18,109,919                         17,869,184
   Other liabilities                             679,573                            984,419
   Shareholders' Equity                       15,648,411                         16,342,571
                                            ------------                       ------------
                                            $275,075,268                       $250,625,957
                                            ============                       ============
Net interest income (tax equivalent
   basis)                                                  3,614,200                          4,102,969
Net interest spread on earning assets
   (tax equivalent basis)                                               2.52%                              3.14%
                                                                      ======                             ======
Net interest margin on earning assets
   (tax equivalent basis)                                               2.80%                              3.50%
                                                                      ======                             ======
Average interest-earning assets to average
   interest-bearing liabilities                                       107.31%                            108.85%
                                                                      ======                             ======
Tax equivalent adjustment                                     75,097                             57,773
                                                          ----------                         ----------
Net interest income                                       $3,539,103                         $4,045,196
                                                          ==========                         ==========

The tax equivalent net interest spread on average earning assets decreased 62 basis points to 2.52% since June 30, 2007. The tax equivalent net interest margin decreased by 70 basis points from 3.50% at June 30, 2007 to 2.80% at June 30, 2008. The tax equivalent net interest income for the first six months of 2008 was $3.6 million compared to a figure of $4.1 million for the same six months in 2007. The Company recorded $489,000 less net interest income although there were $23.7 million more average earning assets on the books. The net interest margin compression between the two periods was mostly a result of significant decreases in the Bank's average prime lending rate between the first six months of 2007 compared to the similar period in 2008.

The average rate earned on interest earning assets was 6.56% for the six months ended June 30, 2008 compared to 7.61% for the same period in 2007. The main contributing factor was the 99 basis point decrease in the yield on loans, the Bank's largest earning asset category. The Bank's average internal prime rate was 259 basis points lower between the first six months of

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

2008 and that of 2007. The drastic decrease in the prime lending rate was somewhat offset by the fact that the Bank's concentration of variable rate loans has decreased over the last twelve months from 43% at June 30, 2007 to 38% at June 30, 2008 but the speed at which the lending rates fell over the last twelve months was not fully offset by rate reductions on the funding side.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased by 43 basis points for the first six months of 2008 compared to the first six months of 2007. A majority of the Bank's deposits have structured maturities which makes it harder to affect the same level of deposits by the same magnitude during periods of rapid rate decline. As shown in the interest sensitivity table on page 24, from July 1, 2008 through June 30, 2009, $87.1 million of time deposits will mature and potentially reprice to current market rates. The weighted average rate on these deposits is over 70 basis points higher than current market rates. Based on the current financial environment and local competition, it is likely that these deposits will only reprice on average 30-50 basis points less. Although this is helpful for net interest margin improvement in the short term it is management's long term goal to adjust the mix of deposits to be less heavily dependent on time deposits. Demand type accounts generally cost less. Slowly the Bank's branching system is making progress towards increasing demand account relationships. In the past twelve months the number of demand and savings accounts has increased by nearly 5%.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2008 and 2007 is in the table below.

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                                                       Three months ended June 30,
                                            --------------------------------------------------------------------------
                                                             2008                                  2007
                                            ------------------------------------  ------------------------------------
                                              Average                   Average      Average                  Average
                                              Balance      Interest   Yield/Rate     Balance     Interest   Yield/Rate
                                            ------------  ----------  ----------  ------------  ----------  ----------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions                $ 13,285,444  $   66,978      2.02%   $  3,651,018  $   47,671     5.22%
   Securities                                 20,095,034     251,367      5.00      19,954,807     246,826     4.95
   Loans (including  held for sale
      and non accrual)                       220,820,334   3,669,248      6.65     213,401,967   4,268,819     8.00
                                            ------------  ----------    ------    ------------  ----------     ----
                                             254,200,812   3,987,593      6.27     237,007,792   4,563,316     7.70
   Other assets                               16,802,463                            16,568,921
                                            ------------                          ------------
                                            $271,003,275                          $253,576,713
                                            ============                          ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits                $216,338,298  $2,061,904      3.81    $198,374,197  $2,209,884     4.46
   Federal funds purchased,
      repurchase agreements and Federal
      Reserve Bank borrowings                  4,396,492      14,462      1.32       8,500,961      89,508     4.21
   Subordinated Debentures, Note
   Payable and Federal Home
   Loan Bank Advances                         14,700,000     184,278      5.01      10,908,791     178,500     6.55
                                            ------------  ----------    ------    ------------  ----------     ----
                                             235,434,790   2,260,644      3.84     217,783,949   2,477,892     4.55
                                                          ----------                            ----------
   Non-interest bearing deposits              19,163,239                            18,374,538
   Other liabilities                             776,398                               987,842
   Shareholders' Equity                       15,628,848                            16,430,384
                                            ------------                          ------------
                                            $271,003,275                          $253,576,713
                                            ============                          ============
Net interest income (tax equivalent
   basis)                                                  1,726,949                             2,085,424
Net interest spread on earning assets
   (tax equivalent basis)                                                 2.43%                                3.15%
                                                                        ======                               ======
Net interest  margin on earning  assets
   (tax equivalent basis)                                                 2.72%                                3.52%
                                                                        ======                               ======
Average interest-earning assets to average
   interest-bearing liabilities                                         107.97%                              108.83%
                                                                        ======                               ======
Tax equivalent adjustment                                     38,293                                28,495
                                                          ----------                            ----------
Net interest income                                       $1,688,656                            $2,056,929
                                                          ==========                            ==========

Similar to the comparison of the year to date net interest income results above; there was a decrease in tax equivalent net interest income between the second quarter results of 2008 and that of 2007. Tax equivalent net interest income decreased by $358,000 in spite of the fact that there was $17.2 million more average earning assets between the second quarter of 2008 and the second quarter of 2007. The tax equivalent net interest spread and margin declined by 72 and 80 basis points respectively between the second quarter of 2007 and the similar period in 2008. The results were the effect of a 143 basis point decline in the yield earned on interest earning assets between the two periods partially offset by a 71 basis point decrease in the Company's cost of funds between the second quarter of 2007 and that of 2008. The Bank's internal prime lending rate has been stable since May, and considering repricing opportunities in the next 90 days and barring any further prime rate reductions, these factors should have a favorable effect on next quarter's net interest spread and margin.

As the Bank strives to change its deposit mix and future changes in the Bank's internal prime lending rate are uncertain, asset liability management remains an important tool for assessing

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment. Details of the repricing gap at June 30, 2008 were:

                                                            Interest Rate Sensitivity Period
                                        -----------------------------------------------------------------------
                                           Within        Three to        One to         After
                                           Three          Twelve          Five           Five
                                           Months         Months         Years          Years         Total
                                        ------------   ------------   ------------   -----------   ------------
Earning assets
   Interest-bearing deposits
      in other financial institutions   $     57,900   $          0   $          0   $         0   $     57,900
   Federal Funds Sold                      8,245,000              0              0             0      8,245,000
   Securities (including FHLB stock)         772,326      2,276,848     11,530,269     5,067,744     19,647,187
   Loans Held for Sale                         6,909         26,634        164,063     1,090,686      1,288,292
   Loans(1)                               88,924,601     19,035,989     93,282,724    17,083,936    218,327,250
                                        ------------   ------------   ------------   -----------   ------------
                                          98,006,736     21,339,471    104,977,056    23,242,366    247,565,629
Interest-bearing liabilities
   Savings and checking                   66,454,525              0              0             0     66,454,525
   Time deposits <$100,000                11,442,761     20,041,975     10,144,083             0     41,628,819
   Time deposits >$100,000                26,939,067     28,722,368     48,403,841             0    104,065,276
   Repurchase agreements and
      Federal funds purchased              4,158,428              0              0             0      4,158,428
   Subordinated Debt and Federal
      Home Loan Bank Advances             14,700,000              0              0             0     14,700,000
                                        ------------   ------------   ------------   -----------   ------------
                                         123,694,781     48,764,343     58,547,924             0    231,007,048
Net asset (liability) repricing gap     $(25,688,045)  $(27,424,872)  $ 46,429,132   $23,242,366   $ 16,558,581
                                        ============   ============   ============   ===========   ============
Cumulative net asset (liability)
   Repricing gap                        $(25,688,045)  $(53,112,917)  $ (6,683,785)  $16,558,581
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

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company's June 30, 2008 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames. Since the beginning of the third quarter of 2007 through July of 2008, the prime lending rate has decreased 325 basis points. Given the lower inherent rate of liabilities to begin with it is unlikely that funding rates would be reduced by the same 325 basis points. As a result the net interest margin is compressed until there is an equal effect on both earning assets and earning liabilities.

The provision for loan losses for the second quarter and the first six months of 2008 were $153,000 and $384,000 compared to figures of $268,000 and $395,000 for the same periods in 2007. In 2007 the loan portfolio was growing so the expenses covered loan growth as well as increased allocations for declining asset quality. Conversely, the expenses for the second quarter and first six months of 2008 were mostly the result of charge offs and downgrades on existing commercial and commercial real estate loans. Loan charge-offs made during the second quarter and first six months of 2008 exceeded the provision expense because there was already allocated loan loss reserves for these impaired credits prior to the charge off occurring. During the last twelve months there has been an increase in non performing and identified troubled credits. The ratio of non-performing loans(1) as a percentage of total loans has nearly doubled. Increased provision expense made to address this decline in credit quality has increased the ratio of the allowance for loan losses to total loans from 1.26% at June 30, 2007 to 1.56% at June 30, 2008. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio and actual loan loss experience.

Non-interest income recorded in the first six months of 2008 totaled $1.2 million and represented a 42% increase compared to last year's first six months total, which was $879,000. Included in the total was a gain of $143,000 on the sale of foreclosed property as well as $118,000 received from a court settlement on foreclosed property written off in 2006. Excluding these items, non interest income was $986,000 and represented a 12% increase over last year's second quarter. Gain on loan sales was $51,000 more in the first half of 2008 compared to the same period in 2007. There was an increase in gains on mortgage loan sales of $135,000 offset by an $ 84,000 decrease in gain on sales of SBA loans. Additionally there was an increase in fees earned on the Bank's overdraft protection product mostly attributable to a larger deposit customer base and the weakening economy.

Non-interest income for the second quarter of 2008 was $180,000 more than the $424,000 recorded in the same quarter of 2007. A significant portion of the increase is derived from the $118,000 miscellaneous income from the court settlement referenced above, however there

----------
(1) Non performing loans are defined as those that are past due 90 days or more or are on non accrual.

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

were also higher gains on mortgage loan sales of $51,000 between the second quarter of 2008 and that of 2007.

Non-interest expenses for the first six months of 2008 were $4.4 million compared to a total of $4.3 million for 2007, an increase of 3%. The second quarter non-interest expense total was $2.1 million for 2008 and $2.2 million for 2007, a decrease of 3%. The notable variances among the individual categories were in the areas of salaries and benefits, occupancy and equipment expenses and FDIC insurance premiums which fall into the other expense category.

Salaries and benefit expenses totaled $2.4 million for the first six months of 2008, roughly the same as the similar period in 2007. During the first quarter of 2008 the Bank implemented a reduction in work force decreasing its average full time equivalent staff by seven. As a result of this action salaries and benefit expenses were $89,000 less in the second quarter of 2008 compared to the second quarter of 2007.

Occupancy and equipment expenses for the first six months of 2008 totaled $670,000 and were $76,000 more than the $594,000 recorded for the first six months of 2007. These expenses totaled $323,000 for the second quarter of 2008 which was $19,000 more than the second quarter of 2007. Depreciation for the Grand Haven branch was included in 2008's first half totals but not in 2007's recorded expenses. A newly constructed branch facility in Grand Haven was completed in August 2007. Prior to construction the branch rented space.

Other non interest expenses in the first half of 2008 increased by $69,000 over the similar period in 2007. FDIC insurance premiums were $104,000 more between the two periods. When the FDIC decided to raise its premiums, the calculated assessments were larger for newer financial institutions (deNovo) that had never contributed to the FDIC's insurance reserves. Community Shores Bank is considered one of those banks. It is anticipated that the higher premiums will continue throughout 2008. Another factor was the $52,000 increase in loan collection expenses. With the rise in troubled assets, it is likely that expenses in this category may increase.

There was a federal tax benefit recorded for the first half and second quarter of 2008. The federal tax benefit for both periods was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

                        COMMUNITY SHORES BANK CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2008. There have been no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its annual meeting held on May 8, 2008, the Company's shareholders voted to elect three Class I Directors, Gary F. Bogner, Robert L. Chandonnet, and Jonathan L. Smith, each for a three year term expiring at the annual meeting of the shareholders of the Company in 2011. The results of the election were as follows:

                         Votes       Votes      Votes     Broker Non-
Nominee                   For      Withheld   Abstained      Votes
--------------------   ---------   --------   ---------   -----------
Gary F. Bogner         1,033,946    204,470       0           0
Robert L. Chandonnet   1,100,536    137,880       0           0
Jonathan L. Smith      1,102,216    136,200       0           0

In addition to the reelection of Messrs. Bogner, Chandonnet and Smith as directors, the terms for the following directors (who were not up for election) continued after the annual meeting: Heather D. Brolick, Bruce J. Essex, Steven
P. Moreland, Bruce C. Rice and Roger W. Spoelman.

Finally, shareholders voted to ratify the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accountants for 2008. The result of the vote was as follows:

  Votes      Votes      Votes     Broker Non-
   For      Against   Abstained      votes
---------   -------   ---------   -----------
1,196,083    41,886      450           0

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

    32.1      Section 1350 Chief Executive Officer Certification.

    32.2      Section 1350 Chief Financial Officer Certification.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY SHORES BANK CORPORATION


August 14, 2008                         By: /s/ Heather D. Brolick
---------------                             ------------------------------------
   Date                                 Heather D. Brolick
                                        President and Chief Executive Officer
                                        (principal executive officer)


August 14, 2008                         By: /s/ Tracey A. Welsh
---------------                             ------------------------------------
   Date                                 Tracey A. Welsh
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (principal
                                        financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   ------------------------------------------------------------------
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