Form 10-Q
period 2008-09-30
COMMUNITY SHORES BANK CORP
filed 2008-11-14
CIK 1070523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                       Commission File Number: 000-51166

                        COMMUNITY SHORES BANK CORPORATION
            (Exact name of registration as specified in its charter)

                            MICHIGAN                                            38-3423227
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

    1030 W. NORTON AVENUE, MUSKEGON, MI                                         49441
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

[ ] Yes [X] No

     At November 4, 2008, 1,468,800 shares of common stock were outstanding.

                     Community Shores Bank Corporation Index

                                                                                     Page No.
                                                                                     --------
PART I.  Financial Information
         Item 1.  Financial Statements ...........................................       1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...................................      16
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....      29
         Item 4.  Controls and Procedures ........................................      29
PART II. Other Information
         Item 1.  Legal Proceedings ..............................................      30
         Item 1A. Risk Factors ...................................................      30
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....      30
         Item 3.  Defaults upon Senior Securities ................................      30
         Item 4.  Submission of Matters to a Vote of Security Holders ............      30
         Item 5.  Other Information ..............................................      30
         Item 6.  Exhibits .......................................................      30
         Signatures ..............................................................      31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        COMMUNITY SHORES BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          September 30,   December 31,
                                                                              2008            2007
                                                                          -------------   ------------
                                                                           (unaudited)
ASSETS
Cash and due from financial institutions                                   $  3,992,982   $  3,329,626
Interest-bearing deposits in other financial institutions                       147,716        201,290
Federal funds sold                                                                    0      4,346,000
                                                                           ------------   ------------
   Total cash and cash equivalents                                            4,140,698      7,876,916
Securities
   Available for sale (at fair value)                                        12,345,937     13,194,645
   Held to maturity (fair value of $6,598,485 at September 30, 2008 and
      $6,640,297 at December 31, 2007)                                        6,614,098      6,627,534
                                                                           ------------   ------------
      Total securities                                                       18,960,035     19,822,179
Loans held for sale                                                           1,493,390      2,285,966
Loans                                                                       217,688,699    230,219,420
Less: Allowance for loan losses                                               3,284,668      3,602,948
                                                                           ------------   ------------
   Net loans                                                                214,404,031    226,616,472
Federal Home Loan Bank stock                                                    404,100        404,100
Premises and equipment, net                                                  12,035,597     12,488,593
Accrued interest receivable                                                   1,003,941      1,159,804
Other assets                                                                  4,448,868      2,804,033
                                                                           ------------   ------------
         Total assets                                                      $256,890,660   $273,458,063
                                                                           ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                    $ 18,564,500   $ 16,708,504
   Interest bearing                                                         202,721,549    221,241,941
                                                                           ------------   ------------
         Total deposits                                                     221,286,049    237,950,445
Federal funds purchased and repurchase agreements                             4,414,944      4,400,611
Federal Home Loan Bank advances                                               6,000,000      6,000,000
Subordinated debentures                                                       4,500,000      4,500,000
Notes Payable                                                                 4,200,000      4,206,043
Accrued expenses and other liabilities                                          821,013        786,639
                                                                           ------------   ------------
         Total liabilities                                                  241,222,006    257,843,738
Shareholders' equity
   Preferred Stock, no par value: 1,000,000 shares
      authorized and none issued                                                      0              0
   Common Stock, no par value: 9,000,000 shares authorized;
      1,468,800 issued and outstanding                                       13,296,691     13,296,691
   Retained Earnings                                                          2,310,795      2,255,543
   Accumulated other comprehensive income                                        61,168         62,091
                                                                           ------------   ------------
   Total shareholders' equity                                                15,668,654     15,614,325
                                                                           ------------   ------------
   Total liabilities and shareholders' equity                              $256,890,660   $273,458,063
                                                                           ============   ============

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                             Ended           Ended           Ended           Ended
                                                         September 30,   September 30,   September 30,   September 30,
                                                              2008            2007           2008            2007
                                                         -------------   -------------   -------------   -------------
INTEREST AND DIVIDEND INCOME
   Loans, including fees                                   $3,632,211      $4,518,411     $11,446,961     $12,844,252
   Securities                                                 207,745         213,087         636,313         632,891
   Federal funds sold, FHLB dividends and other income         37,986           2,898         189,341         121,238
                                                           ----------      ----------     -----------     -----------
      Total interest income                                 3,877,942       4,734,396      12,272,615      13,598,381
INTEREST EXPENSE
   Deposits                                                 1,917,529       2,306,697       6,331,688       6,628,072
   Repurchase agreements and federal funds purchased           17,154         139,248          53,718         279,755
   Federal Home Loan Bank advances and notes payable          193,532         189,736         598,379         546,643
                                                           ----------      ----------     -----------     -----------
      Total interest expense                                2,128,215       2,635,681       6,983,785       7,454,470
NET INTEREST INCOME                                         1,749,727       2,098,715       5,288,830       6,143,911
Provision for loan losses                                      94,515         406,675         478,599         802,006
                                                           ----------      ----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,655,212       1,692,040       4,810,231       5,341,905
Noninterest income
   Service charges on deposit accounts                        259,411         253,075         742,464         700,132
   Mortgage loan referral fees                                      0           9,995               0           9,995
   Gain on sale of loans                                       64,235          34,427         319,734         239,007
   Gain on sale of securities                                       0               0               0           1,986
   Gain on disposal of equipment                                    0             378               0             458
   Gain on disposal of other real estate                            0               0         142,324               0
   Other                                                      114,923         119,547         480,876         345,120
                                                           ----------      ----------     -----------     -----------
      Total noninterest income                                438,569         417,422       1,685,398       1,296,698
Noninterest expense
   Salaries and employee benefits                           1,094,695       1,288,097       3,513,621       3,709,793
   Occupancy                                                  162,155         146,642         489,586         430,217
   Furniture and equipment                                    174,885         170,928         517,529         480,927
   Advertising                                                 33,968          38,037          89,395         128,865
   Data processing                                            120,755         109,820         356,918         327,216
   Professional services                                      115,082         131,020         395,227         403,602
   Other                                                      397,115         399,612       1,125,273       1,059,198
                                                           ----------      ----------     -----------     -----------
      Total noninterest expense                             2,098,655       2,284,156       6,487,549       6,539,818
INCOME (LOSS) BEFORE INCOME TAXES                              (4,874)       (174,694)          8,080          98,785
Federal income tax benefit                                    (17,350)        (71,690)        (47,172)        (44,616)
                                                           ----------      ----------     -----------     -----------
NET INCOME (LOSS)                                          $   12,476      $ (103,004)    $    55,252     $   143,401
                                                           ==========      ==========     ===========     ===========
Comprehensive income                                       $   56,018      $   72,812     $    54,329     $   222,139
                                                           ==========      ==========     ===========     ===========
Weighted average shares outstanding                         1,468,800       1,468,800       1,468,800       1,468,771
                                                           ==========      ==========     ===========     ===========
Diluted average shares outstanding                          1,468,800       1,468,800       1,468,800       1,485,129
                                                           ==========      ==========     ===========     ===========
Basic EPS                                                  $     0.01      $    (0.07)    $      0.04     $      0.10
                                                           ==========      ==========     ===========     ===========
Diluted EPS                                                $     0.01      $    (0.07)    $      0.04     $      0.10
                                                           ==========      ==========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                  STATEMENT OF CHANGES OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other           Total
                                                    Common       Retained    Comprehensive   Shareholders'
                                        Shares       Stock       Earnings    Income (Loss)       Equity
                                      ---------   -----------   ----------   -------------   -------------
BALANCE AT JANUARY 1, 2007            1,466,800   $13,274,098   $3,027,774     $(183,247)     $16,118,625
Proceeds from the exercise of stock
   options                                2,000        20,460                                      20,460
Tax benefit from option exercise                        1,904                                       1,904
Comprehensive income:
   Net income                                                      143,401                        143,401
   Unrealized gain on securities
      available for sale                                                          78,738           78,738
                                                                                              -----------
      Total comprehensive income                                                                  222,139
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2007         1,468,800   $13,296,462   $3,171,175     $(104,509)     $16,363,128
                                      =========   ===========   ==========     =========      ===========
BALANCE AT JANUARY 1, 2008            1,468,800   $13,296,691   $2,255,543     $  62,091      $15,614,325
Comprehensive income:
   Net income                                                       55,252                         55,252
   Unrealized loss on securities
      available for sale                                                            (923)            (923)
                                                                                              -----------
      Total comprehensive income                                                                   54,329
                                      ---------   -----------   ----------     ---------      -----------
BALANCE AT SEPTEMBER 30, 2008         1,468,800   $13,296,691   $2,310,795     $  61,168      $15,668,654
                                      =========   ===========   ==========     =========      ===========

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (UNAUDITED)

                                                               Nine Months     Nine Months
                                                                  Ended          Ended
                                                              September 30,   September 30,
                                                                   2008           2007
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                  $     55,252    $    143,401
   Adjustments to reconcile net income to net cash
      from operating activities
         Provision for loan losses                                  478,599         802,006
         Depreciation and amortization                              527,665         457,703
         Net amortization of securities                               7,433           3,935
         Gain on sale of securities                                       0          (1,986)
         Gain on sale of loans                                     (319,734)       (239,007)
         Gain on disposal of equipment                                    0            (458)
         Gain on disposal of other real estate owned               (142,324)              0
         Loans originated for sale                              (22,571,614)    (16,439,600)
         Proceeds from loan sales                                23,683,924      15,922,054
         Net change in:
            Accrued interest receivable and other assets            523,623        (254,375)
            Accrued interest payable and other liabilities           34,374        (592,880)
                                                               ------------    ------------
               Net cash from (used in) operating activities       2,277,198        (199,207)
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available for sale securities:
         Sales                                                            0         494,650
         Maturities, prepayments and calls                        1,387,811       2,670,596
         Purchases                                                 (534,500)     (3,404,204)
   Loan originations and payments, net                            9,466,105     (23,198,915)
   Additions to premises and equipment, net                         (74,669)     (2,139,968)
   Proceeds from the sale of other real estate owned                397,943               0
                                                               ------------    ------------
               Net cash from (used in) investing activities      10,642,690     (25,577,841)
CASH FLOW FROM FINANCING ACTIVITIES
   Net change in deposits                                       (16,664,396)     10,933,659
   Net change in federal funds purchased and
      repurchase agreements                                          14,333       9,011,885
   Other borrowing activity:
      Draws on note payable and line of credit                            0       1,506,043
      Paydown on note payable                                        (6,043)       (800,000)
   Tax benefit from exercise of stock options                             0           1,904
   Net proceeds from exercise of stock options                            0          20,460
                                                               ------------    ------------
         Net cash (used in) from financing activities           (16,656,106)     20,673,951
Net change in cash and cash equivalents                          (3,736,218)     (5,103,097)
Beginning cash and cash equivalents                               7,876,916       9,070,270
                                                               ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                               $  4,140,698    $  3,967,173
                                                               ============    ============
Supplemental cash flow information:
   Cash paid during the period for interest                    $  7,010,832    $  7,286,924
   Cash paid during the period for federal income tax                     0         250,000
   Transfers from loans to foreclosed assets                      2,267,737         421,000

          See accompanying notes to consolidated financial statements.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

     The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2008 include the consolidated results of operations of Community Shores Bank Corporation ("Company") and its wholly-owned subsidiaries, Community Shores Bank ("Bank") and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company ("Mortgage Company"). Community Shores Capital Trust I ("the Trust") is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2008 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the period ended December 31, 2007. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Standard was effective for fiscal years beginning after November 15, 2007. The Company adopted this standard on January 1, 2008 and applicable disclosures have been added to the accompanying Notes to Consolidated Financial Statements (see Note 12 on page 12).

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that liability be recorded during the service period when split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The issue was effective for fiscal years beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company's consolidated financial statements.

2.   SECURITIES

     The following tables represent the securities held in the Company's portfolio at September 30, 2008 and at December 31, 2007:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
September 30, 2008                       Cost         Gains       Losses        Value
------------------                    ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $ 88,585     $      0    $ 4,566,881
   Municipal securities                                6,387       (4,977)       872,449
   Mortgage-backed securities                         33,978      (31,294)     6,906,607
                                                    --------     --------    -----------
                                                    $128,950     $(36,271)   $12,345,937
Held to maturity:
   Municipal securities               $6,614,098    $ 24,937     $(40,550)   $ 6,598,485

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized      Fair
December 31, 2007                        Cost         Gains       Losses        Value
------------------                    ----------   ----------   ----------   -----------
Available for sale:
   US Government and federal agency                 $ 99,050     $(12,012)   $ 4,565,235
   Municipal securities                                6,037            0        345,949
   Mortgage-backed securities                         35,638      (34,636)     8,283,461
                                                    --------     --------    -----------
                                                     140,725      (46,648)    13,194,645
Held to maturity:
   Municipal securities               $6,627,534    $ 21,865     $ (9,102)   $ 6,640,297

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SECURITIES (Continued)

     At September 30, 2008, fourteen debt securities had unrealized losses with aggregate depreciation of 1.03% from the Company's amortized cost basis. Five of the fourteen securities are issued by government agencies. As the Company has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

     Below is the schedule of maturities for securities held at September 30, 2008:

                               Available       Held to Maturity
                                for Sale    -----------------------
                                  Fair       Amortized      Fair
                                 Value         Cost        Value
                              -----------   ----------   ----------
Due in one year or less       $ 1,223,816   $        0   $        0
Due from one to five years      3,060,157    1,778,301    1,799,836
Due in more than five years     1,155,357    4,835,797    4,798,649
Mortgage-backed                 6,906,607            0            0
                              -----------   ----------   ----------
                              $12,345,937   $6,614,098   $6,598,485
                              ===========   ==========   ==========

3.   LOANS

     The components of the outstanding loan balances:

                                  September 30, 2008   December 31, 2007
                                  ------------------   -----------------
Commercial                           $  82,664,801       $  86,633,120
Real Estate:
   Commercial                           86,566,850          92,048,614
   Residential                          16,755,733          15,842,205
   Construction                          3,605,637           6,264,591
Consumer                                28,191,755          29,520,823
                                     -------------       -------------
      Subtotal:                        217,784,776         230,309,353
      Allowance for loan losses         (3,284,668)         (3,602,948)
   Net deferred loan fees                  (96,077)            (89,933)
                                     -------------       -------------
Loans, Net                           $ 214,404,031       $ 226,616,472
                                     =============       =============

     Loans held for sale totaled $1,493,390 at September 30, 2008 and $2,285,966 at December 31, 2007.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2008 and 2007:

                             Three Months   Three Months   Nine Months   Nine Months
                                 Ended         Ended          Ended         Ended
                                9/30/08       9/30/07        9/30/08       9/30/07
                             ------------   ------------   -----------   -----------
Beginning Balance              3,397,169     $2,796,103      3,602,948    $2,549,016
Charge-offs
   Commercial                   (201,708)       (48,856)      (399,682)      (75,506)
   Real Estate-Commercial        (13,896)             0       (257,721)      (25,463)
   Real Estate-Residential             0              0        (38,601)            0
   Consumer                       (3,906)       (52,068)      (159,793)     (169,637)
                              ----------     ----------     ----------    ----------
Total Charge-offs               (219,510)      (100,924)      (855,797)     (270,606)
                              ----------     ----------     ----------    ----------
Recoveries
   Commercial                      6,122          2,301         27,942         6,925
   Consumer                        6,372          6,941         30,976        23,755
                              ----------     ----------     ----------    ----------
Total Recoveries                  12,494          9,242         58,918        30,680
                              ----------     ----------     ----------    ----------
Net Charge-Offs                 (207,016)       (91,682)      (796,879)     (239,926)
                              ----------     ----------     ----------    ----------
Provision for loan losses         94,515        406,675        478,599       802,006
                              ----------     ----------     ----------    ----------
Ending Balance                $3,284,668     $3,111,096     $3,284,668    $3,111,096
                              ==========     ==========     ==========    ==========

Impaired loans were as follows:


                                         09/30/08      12/31/07
                                        -----------   ----------
End of period loans with no allocated
   allowance for loan losses            $ 9,759,209   $  160,264
End of period loans with allocated
   allowance for loan losses            $ 7,386,769    7,822,922
                                        -----------   ----------
   Total                                $17,145,978   $7,983,186
                                        ===========   ==========
Amount of the allowance for loan
   losses allocated                     $ 1,462,529   $1,136,162

Since December 31, 2007, outstanding loans with no allocated allowance for loans losses have increased by $9.6 million. As customers remit their 2007 financial statements and they are analyzed by the lending staff, many relationships have been deemed impaired. Approximately, 90 percent of the increase in impaired loans with no allocated allowance is a result of poor financial performance last year. The identified loans are well secured and the corresponding collateral analysis supports a loan loss reserve allocation of zero.

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

                                                Three Months   Three Months   Nine Months   Nine Months
                                                   Ended          Ended          Ended         Ended
                                                  9/30/08        9/30/07        9/30/08       9/30/07
                                                ------------   ------------   -----------   -----------
Average of impaired loans during the period:     $17,744,049    $2,513,882    $14,841,584    $2,244,128
Interest income recognized during impairment:        235,817         3,782        578,567        36,317
Cash-basis interest income recognized:               194,110         3,305        547,478         8,649

     Non-performing loans were as follows:

                                                 9/30/08      12/31/07
                                                ----------   ----------
Loans past due over 90 days still on accrual:   $1,638,110   $1,484,451
Non-accrual loans:                              $3,618,951   $4,532,120

     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.   PREMISES AND EQUIPMENT

     Period end premises and equipment were as follows:

                                    September 30,   December 31,
                                        2008            2007
                                    -------------   ------------
Land & land improvements             $ 5,448,129     $ 5,448,129
Buildings & building improvements      5,959,371       5,948,681
Furniture, fixtures and equipment      3,575,082       3,517,516
Construction in Process                   24,525          17,070
                                     -----------     -----------
                                      15,007,107      14,931,396
Less: accumulated depreciation         2,971,510       2,442,803
                                     -----------     -----------
                                     $12,035,597     $12,488,593
                                     ===========     ===========

6.   DEPOSITS

     The components of the outstanding deposit balances at September 30, 2008 and December 31, 2007 were as follows:

                          September 30,   December 31,
                              2008            2007
                             Balance         Balance
                          -------------   ------------
Non-interest bearing
   Demand                  $ 18,564,500   $ 16,708,504
Interest bearing
   Checking                  19,129,588     17,598,115
   Money Market              21,210,055     19,805,438
   Savings                   14,162,224     13,275,060
   Time, under $100,000      40,532,566     46,844,405
   Time, over $100,000      107,687,116    123,718,923
                           ------------   ------------
Total Deposits             $221,286,049   $237,950,445
                           ============   ============

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SHORT-TERM BORROWINGS

     The Company's short-term borrowings typically consist of repurchase agreements and federal funds purchased. The September 30, 2008 and December 31, 2007 information was as follows:

                                           Repurchase   Federal Funds
                                           Agreements     Purchased
                                           ----------   -------------
Outstanding at September 30, 2008          $4,414,944    $        0
   Average interest rate at period end           1.31%         0.00%
   Average balance during year              4,301,526        74,131
   Average interest rate during year             1.55%         2.14%
   Maximum month end balance during year    4,870,853             0
Outstanding at December 31, 2007           $4,400,611    $        0
   Average interest rate at year end             2.94%         0.00%
   Average balance during year              5,141,931     3,787,671
   Average interest rate during year             3.29%         5.29%
   Maximum month end balance during year    5,695,329     8,500,000

8.   FEDERAL HOME LOAN BANK BORROWINGS

     The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow an additional $1,258,712. Each borrowing requires a direct pledge of securities or loans. At September 30, 2008, the Bank had assets with a market value of $9,823,809 pledged to the Federal Home Loan Bank to support current borrowings. All three advances are at fixed interest rates with the FHLB having the option to convert to a floating rate index. Details of the Bank's outstanding borrowings are:

                       Current      September 30,   December 31,
Maturity Date       Interest Rate       2008            2007
-------------       -------------   -------------   ------------
March 24, 2010           5.99          1,500,000      1,500,000
November 3, 2010         5.95          2,000,000      2,000,000
December 13, 2010        5.10          2,500,000      2,500,000
                                      ----------     ----------
                                      $6,000,000     $6,000,000

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.   SUBORDINATED DEBENTURES

     Community Shores Capital Trust I ("the Trust"), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities ("trust preferred securities") at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 5.81188% at September 30, 2008. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions. The subordinated debentures are carried on the Company's consolidated balance sheet as a liability and the interest expense is recorded on the Company's consolidated statement of income.

10.  NOTES PAYABLE

     The Company has a $5 million revolving line of credit with Fifth Third Bank ("Fifth Third") secured by the common stock of Community Shores Bank. The total balance outstanding at September 30, 2008 was $4,200,000 and $4,206,043 at December 31, 2007. The principal balance was paid down $6,043 on February 1, 2008. The outstanding principal bears interest at a rate of 100 basis points above Fifth Third's prime rate. The current interest rate on the outstanding principal balance is 5.00%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment fee. The note was renewed on September 16, 2008 and has a maturity date of September 1, 2009.

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

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11.  COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

     A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2008 and December 31, 2007 follows:

                                               September 30,   December 31,
                                                   2008            2007
                                               -------------   ------------
Unused lines of credit and letters of credit     $31,607,907    $37,760,820
Commitments to make loans                            447,134        545,594

     Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments.

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

     Servicing rights: The fair value of SBA servicing rights is obtained from a third party using assumptions provided by the Company. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with generating future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing the vendor's market-based discount rate assumptions.

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

                                                              Fair Value Measurements at
                                                               September 30, 2008 Using
                                                   -----------------------------------------------
                                                                        Significant
                                                    Quoted Prices in       Other      Significant
                                                   Active Markets for    Observable   Unobservable
                                   September 30,    Identical Assets       Inputs        Inputs
                                       2008            (Level 1)         (Level 2)      (Level 3)
                                   -------------   ------------------   -----------   ------------
Assets:
   Available for sale securities    $12,345,937            $0           $12,345,937        $0

     Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                                              Fair Value Measurements at
                                                               September 30, 2008 Using
                                                   -----------------------------------------------
                                                                        Significant
                                                    Quoted Prices in       Other      Significant
                                                   Active Markets for    Observable   Unobservable
                                   September 30,    Identical Assets       Inputs        Inputs
                                       2008            (Level 1)         (Level 2)      (Level 3)
                                   -------------   ------------------   -----------   ------------
 Assets:
    Servicing assets                 $   44,578            $0             $44,578      $        0
    Impaired loans                    5,924,240             0                   0       5,924,240

                        COMMUNITY SHORES BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

12.  FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

     The following represents impairment charges recognized during the period:

     Impaired loans, which are collateral dependent loans, are measured for impairment using the fair value of the collateral and had a carrying amount of $7,386,769, with valuation allowance of $1,462,529, resulting in an additional provision for loan losses of $94,515 for the third quarter of 2008 and $478,599 for the first nine months of 2008. The fair values of the collateral on those loans were determined primarily using independent appraisals and are adjusted for anticipated disposition costs.

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

     Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both September 30, 2008 and December 31, 2007.

     Actual and required capital amounts and ratios at September 30, 2008 and December 31, 2007 for the Bank were:

                                                                     Minimum Required to
                                                                     Be Well Capitalized
                                                 Minimum Required        Under Prompt
                                                   For Capital        Corrective Action
                                Actual          Adequacy Purposes         Provisions
                         -------------------   -------------------   -------------------
                            Amount     Ratio      Amount     Ratio      Amount     Ratio
                         -----------   -----   -----------   -----   -----------   -----
September 30, 2008
Total Capital (Tier 1
   and Tier 2) to
   risk weighted
   assets of the Bank    $25,502,522   11.01%  $18,537,488    8.00%  $23,171,859   10.00%
Tier 1 (Core) Capital
   to risk-weighted
   assets of the Bank     22,601,247    9.75     9,268,744    4.00    13,903,116    6.00
Tier 1 (Core) Capital
   to average assets
   of the Bank            22,601,247    8.61    10,494,967    4.00    13,118,709    5.00

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

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank's subsidiary, the Mortgage Company, through September 30, 2008 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2008 to that at December 31, 2007. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2008 as compared to the same periods of 2007. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The overall economic environment is more challenging than we have ever seen. Much of the difficulty in the financial market centers on the lack of activity and declining valuations in real estate. The negative effect of this downturn in real estate has adversely affected credit markets and consumer confidence. The government has attempted to address these issues by developing and enhancing various programs.

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

In an attempt to loosen the credit market, the U.S. Treasury Department has made funds available to certain banks under the Troubled Asset Relief Capital Purchase Program. Management has had preliminary discussions with bank regulators concerning the program and is considering participating.

To build consumer confidence in the safety of deposit accounts, the Federal Deposit Insurance Corporation ("FDIC") broadened deposit protection in two ways. On October 3, 2008, basic insurance coverage was increased from $100,000 to $250,000 per depositor and on October 14, 2008, the FDIC began providing full coverage for non-interest bearing transaction accounts held at participating FDIC insured institutions. Community Shores Bank has chosen to participate in this program. The additional FDIC coverage is scheduled to end on December 31, 2009.

Participation in any of the government programs described above will have an impact on the future earnings of the Company.

FINANCIAL CONDITION

Total assets decreased by $16.6 million to $256.9 million at September 30, 2008 from $273.5 million at December 31, 2007. This is a 6.1% decrease in assets during the first nine months of 2008. Balance sheet changes consisted of loan paydowns, an increase in other real estate owned and decreases in deposits. Since year-end 2007 deposit decreases have been greater than that of loans resulting in a $4.3 million decrease in federal funds sold.

Cash and cash equivalents decreased by $3.7 million to $4.2 million at September 30, 2008 from $7.9 million at December 31, 2007. This change was mostly reflective of decreases in federal funds sold between the above two periods.

The Bank's investment portfolio was $19.0 million at September 30, 2008 compared to $19.8 million at December 31, 2007. There have been very few security transactions in the first nine months of the year. In general, the Bank has a portfolio consisting of municipals, government agencies and some mortgage backed securities. The Company evaluates securities for other-than-temporary impairment on a quarterly basis. No unrealized losses have been recognized into income as a result. At September 30, 2008, fourteen debt securities had unrealized losses with aggregate depreciation of 1.03% from the Company's amortized cost basis. Five of the fourteen securities are issued by government agencies. As the Company has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Total loans (held for investment) decreased $12.5 million and were $217.7 million at September 30, 2008 down from $230.2 million at December 31, 2007. The decrease is evidenced by a decline of $13.4 million in the commercial, commercial real estate, construction and consumer loan portfolios partially offset by a $.9 million net growth in the residential real estate portfolio. During the first nine months of 2008, two customers made large pay downs on lines of credit; a home equity customer paid $1.5 million and a commercial customer paid $2.4 million. One commercial participation note for $2.8 million was bought back by the lead

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

financial institution. Four commercial real estate notes totaling $6.0 million were refinanced with other financial institutions. There were collected prepayment fees totaling $65,000 on three of the notes. The Bank's underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loan volume is unfortunate, management believes that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment.

Other lending activity during the first three quarters of 2008 included the origination of $22.5 million of residential mortgage and Small Business Administration ("SBA") loans and the sale of $23.7 million of residential mortgage and SBA loans. The total of loans sold included $1.1 million of residential loans originated in previous years. The associated gain on all loan sales was $320,000. These results compare favorably to originations of $16.4 million, sales of $15.9 million and gains of $239,000 occurring in the first three quarters of 2007.

Presently, the commercial and commercial real estate categories of loans comprise 78% of the Bank's total loan portfolio, the same as year-end 2007. As a result of declining real property valuations and the struggling economy the Bank has chosen to selectively participate in deals that involve these types of loans. Since year-end 2007, the five experienced lenders on staff have focused mainly on the needs of their current customer base. The current tactics in the commercial and commercial real estate areas directly supports the Bank's ongoing strategic objective to diversify its loan portfolio. The diversification plan was initially implemented in the spring of 2007 when several mortgage originators were hired to help increase the Bank's retail presence in it's defined market area utilizing the newly constructed branch facilities. Since March 2007, portfolio retail loans have increased by over $7.9 million with total originations exceeding $51 million. A majority of the loans originated are residential mortgages and are sold in the secondary market. Considering the state of the financial industry, management feels that the Bank's current lending directives are the most prudent to preserve capital in the short term.

Interest rate risk may also impact the Company's capital position. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk(1). The loan maturities and rate sensitivity of the loan portfolio at September 30, 2008 are set forth below:

                                    Within        Three to       One to         After
                                     Three         Twelve         Five           Five
                                    Months         Months         Years         Years          Total
                                  -----------   -----------   ------------   -----------   ------------
Commercial, financial and other   $20,870,213   $30,766,612    $27,995,748   $ 3,032,228    $82,664,801
Real estate:
   commercial                      12,672,250    13,577,159     58,463,401     1,757,963     86,470,773
   construction                     1,184,764     2,276,443         26,135       118,295      3,605,637
   mortgages                          338,531       413,668      2,567,295    13,436,239     16,755,733

----------
(1) Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Consumer                            2,622,793     3,635,676     17,303,231     4,630,055     28,191,755
                                  -----------   -----------   ------------   -----------   ------------
                                  $37,688,551   $50,669,558   $106,355,810   $22,974,780   $217,688,699
                                  ===========   ===========   ============   ===========   ============
Loans at fixed rates                4,145,678    16,087,161     93,908,933    21,226,045    135,367,817
Loans at variable rates            33,542,873    34,582,397     12,446,877     1,748,735     82,320,882
                                  -----------   -----------   ------------   -----------   ------------
                                  $37,688,551   $50,669,558   $106,355,810   $22,974,780   $217,688,699
                                  ===========   ===========   ============   ===========   ============

At September 30, 2008, there were 62% of the loan balances carrying a fixed rate and 38% a floating rate, and only 11% of the entire portfolio had a contractual maturity longer than five years. During 2007 there was an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans added to the portfolio and some is customer preference. The maturity distribution of the loan portfolio has lengthened with the recent concentration on the mortgage business line, however the emphasis remains on loans salable into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms generally involved in mortgage products. Having a larger concentration of fixed rate loans is helpful in a declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations.

Another risk included as part of the Bank's risk management program, is credit risk estimation. The balance in the allowance for loan losses is based on management's estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank's credit policy. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a credit resulting in an allocation being made to the allowance. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the analysis. There are occasions when an impaired loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss a specifically identified loan must be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero.

At September 30, 2008 there were $9.8 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loans losses. Poor financial performance in 2007 (evidenced by professionally compiled Federal tax returns) is the biggest reason many credits are deemed impaired. Approximately 90 percent of the increase in impaired loans with no allocated allowance is a result of poor financial performance in the last fiscal year.

During the first nine months of 2008, $479,000 was added to the allowance through the provision expense. At September 30, 2008, the allowance totaled $3.3 million or approximately 1.51% of gross loans outstanding, compared to 1.57% at December 31, 2007.

The allocation of the allowance at September 30, 2008 was as follows:

                        COMMUNITY SHORES BANK CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                              September 30, 2008           December 31, 2007
                                          --------------------------   --------------------------
                                                         Percent of                   Percent of
                                                         Allowance                    Allowance
                                                         Related to                   Related to
                                            Amount     Loan Category     Amount     Loan Category
                                          ----------   -------------   ----------   -------------
Balance at End of Period Applicable to:
Commercial                                $1,670,991        50.9%      $1,687,805       46.9%
Real estate:
   Commercial                              1,136,981        34.6        1,331,132       36.9
   Residential                               109,177         3.3          129,906        3.6
   Construction                               47,257         1.4           89,672        2.5
Consumer                                     320,262         9.8          364,433       10.1
                                          ----------       -----       ----------      -----
Total                                     $3,284,668       100.0%      $3,602,948      100.0%
                                          ==========       =====       ==========      =====

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at September 30, 2008 compared to those at year-end 2007 and the corresponding change related to those two periods.

                                                                Increase
Loans Past Due:       September 30, 2008   December 31, 2007   (Decrease)
---------------       ------------------   -----------------   ----------
30-59 days                $1,643,367          $2,155,411        $(512,044)
60-89 days                   163,400             825,107         (661,707)
90 days and greater        1,638,109           1,484,451          153,658
Non accrual loans          3,618,951           4,532,120         (913,169)

From year-end 2007 to September 30, 2008, overall past due and non-accrual loans have decreased by $1.9 million. A majority of the activity is related to reductions in 30 to 89 days past due and non-accrual loans being partially offset by an increase in loans past due 90 days or more.

Loans past due thirty to fifty-nine days, sixty to eighty-nine days and non-accrual loans decreased $2.1 million from December 31, 2007 to September 30, 2008. Seven loans charged off in the first half of 2008 comprise nearly all of the decrease. Most of the notes were collateralized by real estate. One loan was collateralized by a high end boat. The collateral from the former notes is currently being carried in other assets at market value less costs to sell. At the time of charge off there was $221,000 in previously allocated reserves on the commercial real estate notes.

Including the charge off activity above, net charge-offs for the third quarter and first nine months of 2008 were $207,000 and $797,000 which was an increase of $115,000 over net charge-offs of $92,000 recorded for the third quarter of 2007 and $557,000 more than the

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

$240,000 charged off in the first nine months of 2007. The corresponding ratio of net charge-offs to average loans was 0.38% and 0.48% for the third quarter and first nine months of 2008 compared to levels of 0.16% and 0.15% for the similar periods in 2007. Given the rise in non performing assets over the past two years, it is likely that charge off ratios may remain elevated for a period of time.

Other assets rose $1.6 million since December 31, 2007. The most significant categories in other assets are other real estate owned and repossessed assets. At September 30, 2008, the balances of other real estate owned and repossessed assets were $2.4 million and $130,000 respectively. When the collateral supporting a borrowing is relinquished by customers through the collection process; the assets are written to fair value based on a professional appraisal or other common means of valuation and held in one of the above accounts until they can be sold. At September 30, 2008 there were fourteen properties and one high end boat being held for sale. If any relinquished asset is sold for less than it is being held or experiences a decline in market value during the holding period, further losses could result. Currently, the fair values of real estate appear to be stable however the selling period has increased dramatically.

Deposit balances were $221.3 million at September 30, 2008 down from $237.9 million at December 31, 2007. Total deposit erosion since year-end was $16.7 million or 7%. Non interest bearing deposits grew $1.9 million since year-end 2007. Interest bearing checking accounts, money market and savings balances rose $3.8 million. Growth is due to several of the Bank's large public fund customers increasing their holdings since year-end. The growth in the above products was more than offset by a $22.3 million decline in time deposits since December 31, 2007. Local time deposits made up $13.1 million of the total decline and $9.2 million was brokered deposit maturities. The concentration of brokered deposits to total deposits was reduced to 38% at September 30, 2008 from 39% at December 31, 2007. The Bank strives to continue decreasing its dependency on brokered funds and begin to rely more on local deposits gathered as a result of its expanded branch network.

Shareholders' equity totaled $15.7 million at September 30, 2008 and $15.6 million at December 31, 2007. The increase is a result of the earnings recorded in the first nine months of the year. There was relatively little change in accumulated other comprehensive income (security market value adjustments) since year end 2007.

RESULTS OF OPERATIONS

Net income for the first nine months of 2008 was $55,000 which was $88,000 less than the similar period in 2007. The corresponding basic and diluted earnings per share for the first nine months of 2008 were $0.04 compared to $0.10 for 2007. Year to date 2008 earnings were impacted by a lower net interest income coupled with higher depreciation costs associated with the new branch building in the Grand Haven market, higher credit administration expenses and higher FDIC insurance premiums.

The Company recorded net income of $12,000 for the third quarter of 2008 while the same period in 2007 netted losses of $103,000. The corresponding basic and diluted earnings per

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

share were $0.01 for the third quarter of 2008 and $(0.07) for the similar period in 2007. The recorded net loss in 2007's third quarter stemmed mostly from high loan loss provision.

For the first nine months of 2008, the annualized return on the Company's average total assets was 0.03% which is down from 0.07% annualized return for the same period in 2007. The Company's annualized return on average equity was 0.47% for the first nine months of 2008 and 1.17% for the first nine months of 2007. Conversely, the third quarter results of 2008 exceeded that of 2007 because of the differences in net income. The annualized return on the Company's average total assets and average equity were 0.02% and 0.31% respectively for the third quarter of 2008. The same ratios for the third quarter of 2007 were (0.16)% and (2.51)%. The ratio of average equity to average assets was 5.77% and 5.94% for the first nine months and third quarter of 2008 and 6.41% and 6.21% for the same periods in 2007.

As mentioned above, significant differences between the operating results of the first nine months of 2007 and 2008 are the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company's consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                Nine months ended September 30,
                                          ---------------------------------------------------------------------------
                                                          2008                                   2007
                                          ------------------------------------   ------------------------------------
                                             Average                   Average      Average                   Average
                                             Balance       Interest      Rate       Balance       Interest      Rate
                                          ------------   -----------   -------   ------------   -----------   -------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions              $ 10,785,241   $   189,341     2.34%   $  3,101,880   $   121,238     5.21%
   Securities                               19,960,690       749,702     5.01      19,421,139       718,767     4.93
   Loans (including held for sale and
      non accrual)                         223,616,549    11,446,961     6.83     216,205,928    12,844,252     7.92
                                          ------------   -----------   ------    ------------   -----------   ------
                                           254,362,480    12,386,004     6.49     238,728,947    13,684,257     7.64
   Other assets                             16,851,670                             16,441,876
                                          ------------                           ------------
                                          $271,214,150                           $255,170,823
                                          ============                           ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits              $217,399,485   $ 6,331,688     3.88    $199,874,672   $ 6,628,072     4.42
   Federal funds purchased, repurchase
      agreements and Federal
      Reserve Bank borrowings                4,523,032        53,718     1.58       8,820,177       279,755     4.23
   Subordinated Debentures, Note
      Payable and Federal Home Loan
      Bank Advances                         14,700,684       598,379     5.43      11,041,557       546,643     6.60
                                          ------------   -----------   ------    ------------   -----------   ------
                                           236,623,201     6,983,785     3.94     219,736,406     7,454,470     4.52
                                                         -----------                            -----------
   Non-interest bearing deposits            18,200,482                             18,193,034
   Other liabilities                           736,816                                875,926
   Shareholders' Equity                     15,653,651                             16,365,457

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                          ------------                           ------------
                                          $271,214,150                           $255,170,823
                                          ============                           ============
Net interest income (tax equivalent
   basis)                                                  5,402,219                              6,229,787
Net interest spread on earning assets
   (tax equivalent basis)                                                2.56%                                  3.12%
                                                                       ======                                 ======
Net interest margin on earning assets
(tax equivalent basis)                                                   2.83%                                  3.48%
                                                                       ======                                 ======
Average interest-earning assets to
   average interest-bearing liabilities                                107.50%                                108.64%
                                                                       ======                                 ======
Tax equivalent adjustment                                    113,389                                 85,876
                                                         -----------                            -----------
Net interest income                                      $ 5,288,830                            $ 6,143,911
                                                         ===========                            ===========

The tax equivalent net interest spread on average earning assets decreased 56 basis points to 2.56% since September 30, 2007. The tax equivalent net interest margin decreased by 65 basis points from 3.48% for the first nine months in 2007 to 2.83% for the first nine months of 2008. The tax equivalent net interest income for the first nine months of 2008 was $5.3 million compared to a figure of $6.1 million for the same nine months in 2007. The Company recorded $828,000 less net interest income although there were $15.6 million more average earning assets on the books. The net interest margin compression between the two periods was mostly a result of the 275 basis point decrease in the prime lending rate since September 2007 and the inflated cost of funds incurred in an effort to retain deposits.

The average rate earned on interest earning assets was 6.49% for the nine months ended September 30, 2008 compared to 7.64% for the same period in 2007. The main contributing factor was the 19 basis point decrease in the yield on loans, the Bank's largest earning asset category. The Bank's average internal prime rate was 279 basis points lower between the first nine months of 2008 and that of 2007. The drastic decrease in the prime lending rate was somewhat offset by the fact that the Bank's concentration of variable rate loans has decreased over the last twelve months from 42% at September 30, 2007 to 38% at September 30, 2008, but the speed at which the lending rates fell over the last twelve months was not fully offset by rate reductions on the funding side.

Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and notes payable decreased by 58 basis points for the first nine months of 2008 compared to the first nine months of 2007. A majority of the Bank's deposits have structured maturities which makes it harder to affect the same level of deposits by the same magnitude during periods of rapid rate decline. As shown in the interest sensitivity table on page 26, from October 1, 2008 through September 30, 2009, $72.8 million of time deposits will mature and potentially reprice to current market rates. The weighted average rate on these deposits is only 30 basis points higher than current market rates for twelve month money. Based on the current financial environment and local competition, it is likely that these deposits could reprice on average 15-30 basis points less. Any reduction in the overall cost of funding is helpful for net interest margin improvement but it is management's long term goal to adjust the mix of deposits to be less heavily dependent on time deposits. Demand type accounts generally cost less. Slowly the Bank's branching system is making progress towards increasing demand account relationships. In the past twelve months the number of demand and savings accounts has increased by over 4%.

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2008 and 2007 is in the table below.

                                                                  Three months ended September 30,
                                          --------------------------------------------------------------------------------
                                                            2008                                     2007
                                          ---------------------------------------   --------------------------------------
                                             Average                     Average       Average                    Average
                                             Balance       Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                          ------------   -----------   ----------   ------------   ----------   ----------
Assets
   Federal funds sold and interest-
      bearing deposits with other
      financial institutions              $  7,928,877   $    37,986       1.92%    $    253,603   $    2,898       4.57%
   Securities                               19,473,787       246,039       5.05       19,269,696      241,190       5.01
   Loans (including held for sale and
      non accrual)                         219,298,741     3,632,211       6.63      227,545,720    4,518,411       7.94
                                          ------------   -----------     ------     ------------   ----------     ------
                                           246,701,405     3,916,236       6.35      247,069,019    4,762,499       7.71
   Other assets                             16,874,447                                17,043,335
                                          ------------                              ------------
                                          $263,575,852                              $264,112,354
                                          ============                              ============
Liabilities and Shareholders' Equity
   Interest-bearing deposits              $209,182,609   $ 1,917,529       3.67     $204,710,229   $2,306,697       4.51
   Federal funds purchased, repur-
      chase agreements and Federal
      Reserve Bank borrowings                4,799,518        17,154       1.43       12,187,580      139,248       4.57
   Subordinated Debentures, Note
      Payable and Federal Home Loan
      Bank Advances                         14,700,000       193,532       5.27       11,311,359      189,736       6.71
                                          ------------   -----------     ------     ------------   ----------     ------
                                           228,682,127     2,128,215       3.72      228,209,168    2,635,681       4.62
                                                         -----------                               ----------
   Non-interest bearing deposits            18,379,643                                18,830,177
   Other liabilities                           850,064                                   662,480

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

   Shareholders' Equity                     15,664,018                                16,410,529
                                          ------------                              ------------
                                          $263,575,852                              $264,112,354
                                          ============                              ============
Net interest income (tax equivalent
   basis)                                                  1,788,021                                2,126,818
Net interest  spread on earning assets
   (tax equivalent basis)                                                  2.63%                                    3.09%
                                                                         ======                                   ======
Net interest margin on earning assets
   (tax equivalent basis)                                                  2.90%                                    3.44%
                                                                         ======                                   ======
Average interest-earning assets to
   average interest-bearing liabilities                                  107.88%                                  108.26%
                                                                         ======                                   ======
Tax equivalent adjustment                                     38,294                                   28,103
                                                         -----------                               ----------
Net interest income                                      $ 1,749,727                               $2,098,715
                                                         ===========                               ==========

Similar to the comparison of the year to date net interest income results above; there was a decrease in tax equivalent net interest income between the third quarter results of 2008 and that of 2007. Tax equivalent net interest income decreased by $339,000 between the third quarter of 2008 and the third quarter of 2007 due to the lower average levels of loans outstanding between the two periods and the lower average prime lending rate. In the third quarter of 2007 the average prime lending rate was 318 basis points higher than the average rate for the similar period in 2008. The tax equivalent net interest spread and margin declined by 46 and 54 basis points respectively between the third quarter of 2007 and the similar period in 2008. The results were the effect of a 136 basis point decline in the yield earned on interest earning assets between the two periods partially offset by a 90 basis point decrease in the Company's cost of funds between the third quarter of 2007 and that of 2008. The Bank's internal prime lending rate has been stable since May. The Bank has chosen not to move its prime lending rate down for either of the recent (October 2008) Federal Open Market Committee ("FOMC") rate decreases. Most of the Bank's floating rate loans are based on Community Shores Bank's internal prime rate which is defined by management and until recently followed the movement of FOMC federal funds rate. Management chose not to move the Bank's rate down in October because of the inflated cost of funds in the immediate market area combined with unprecedented variances in the two most common loan pricing indices used in the market: Wall Street Prime and the London Interbank Borrowing Rate (LIBOR). It is not certain whether future changes made by the FOMC will be adopted by management. This action should help to sustain the margin and potentially improve it if the cost of funds decreases.

As the Bank strives to change its deposit mix and future changes in the Bank's internal prime lending rate are uncertain, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company's customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management is intended to assist the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment. Details of the repricing gap at September 30, 2008 were:

                                                           Interest Rate Sensitivity Period
                                       ------------------------------------------------------------------------
                                          Within        Three to        One to          After
                                           Three         Twelve          Five           Five
                                          Months         Months          Years          Years         Total
                                       ------------   ------------   ------------   ------------   ------------
Earning assets
  Interest-bearing deposits
     in other financial institutions   $    147,716   $         --   $         --   $         --   $    147,716
  Federal Funds Sold                              0              0              0              0              0
  Securities (including FHLB stock)         671,076      2,039,407     11,238,068      5,415,584     19,364,135
  Loans Held for Sale                        16,050         56,595        353,371      1,067,374      1,493,390
  Loans(1)                               90,548,081     20,039,222     91,343,864     15,757,532    217,688,699
                                       ------------   ------------   ------------   ------------   ------------
                                         91,382,923     22,135,224    102,935,303     22,240,490    238,693,940
Interest-bearing liabilities
  Savings and checking                   73,099,370              0              0              0     73,099,370
  Time deposits <$100,000                11,621,667     15,753,036     13,199,779              0     40,574,482
  Time deposits >$100,000                17,532,532     27,939,164     62,173,506              0    107,645,202
  Repurchase agreements and
     Federal funds purchased              4,414,944              0              0              0      4,414,944
  Subordinated Debt and Federal

----------
(1)  Includes non accrual loans.

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

   Home Loan Bank Advances               14,700,000              0              0              0     14,700,000
                                       ------------   ------------   ------------   ------------   ------------
                                        121,368,513     43,692,200     75,373,285              0    240,433,998
Net asset (liability) repricing gap    $(29,985,590)  $(21,556,976)  $ 27,562,018   $ 22,240,490   $ (1,740,058)
                                       ============   ============   ============   ============   ============
Cumulative net asset (liability)
   Repricing gap                       $(29,985,590)  $(51,542,566)  $(23,980,548)  $ (1,740,058)
                                       ============   ============   ============   ============

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company's internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company's September 30, 2008 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames. Since the beginning of the third quarter of 2007 through September of 2008, the prime lending rate has decreased 325 basis points. Given the lower inherent rate of liabilities to begin with it is unlikely that funding rates would be reduced by the same 325 basis points. As a result the net interest margin is compressed because of the unequal effect on earning assets and earning liabilities.

The provision for loan losses for the third quarter and the first nine months of 2008 were $95,000 and $479,000 compared to figures of $407,000 and $802,000 for the same periods in 2007. In 2007 the loan portfolio was growing so the expenses covered loan growth as well as increased allocations for declining asset quality. Conversely, the expenses for the third quarter and first nine months of 2008 were mostly the result of charge offs and downgrades on existing commercial and commercial real estate loans. Loan charge-offs made during the third quarter and first nine months of 2008 exceeded the provision expense because there was already allocated loan loss reserves for these impaired credits prior to the charge off occurring.

During the last twelve months there has been an increase in non-performing and identified troubled credits. The ratio of non-performing loans(1) as a percentage of total loans has nearly doubled. Increased provision expense made to address this decline in credit quality has increased the ratio of the allowance for loan losses to total loans from 1.35% at September 30, 2007 to 1.51% at September 30, 2008. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending.

Non-interest income recorded in the first nine months of 2008 totaled $1.7 million and represented a 30% increase compared to last year's first nine months total, which was $1.2 million. Included in the total was a net gain of $142,000 on the sale of foreclosed property as well as other non interest income of $118,000 received from a court settlement on foreclosed property written off in 2006. These transactions occurred in the first half of the year.

----------
(1) Non performing loans are defined as those that are past due 90 days or more or are on non accrual.

                        COMMUNITY SHORES BANK CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Gain on loan sales was $81,000 more in the first nine months of 2008 compared to the same period in 2007. There was an increase in gains on mortgage loan sales of $165,000 offset by an $ 84,000 decrease in gain on sales of SBA loans. Additionally there was a $51,000 increase in fees earned on the Bank's overdraft protection product mostly attributable to a larger deposit customer base and the weakening economy.

Non-interest income for the third quarter of 2008 was 5.0% more than the $417,000 recorded in the same quarter of 2007. A significant portion of the increase is derived from higher gains on mortgage loan sales of $30,000 between the third quarter of 2008 and that of 2007.

Non-interest expenses for the first nine months of both 2007 and 2008 were roughly $6.5 million although there were notable variances among categories such as salaries and benefits, and items in the other expense category such as credit administration expenses and FDIC insurance premiums. Non-interest expenses were $2.1 million for 2008's third quarter compared to $2.3 million for the similar quarter in 2007. A reduction in salary and benefits expenses was the main factor.

Salaries and benefit expenses totaled $3.5 million for the first nine months of 2008 and $3.7 million for the first nine months of 2007; a reduction of $196,000. A majority of the reduction occurred in the third quarter of 2008. Earlier in the year the Bank implemented a reduction in work force decreasing its full time equivalent staff. In the third quarter of 2008 there was on average nine fewer full time equivalent employees. In addition to the expense reduction from fewer employees, there were gains received from moving the mortgage lenders to a fully commission based salary and renegotiating the Bank's health insurance plans.

Offsetting salary and benefits reductions was the increase in other non interest expenses. In the first three quarters of 2008 total other non interest expense increased by $66,000 over the similar period in 2007. FDIC insurance premiums were $127,000 more between the two periods. When the FDIC decided to raise its premiums, the calculated assessments were larger for newer financial institutions (deNovo) that had never contributed to the FDIC's insurance reserves. Community Shores Bank is considered one of those banks. It is anticipated that the higher premiums will continue through 2009 as a result of FDIC coverage increasing from $100,000 to $250,000 and expected need to recapitalize the insurance fund as a result of failed banks. Another factor was the $97,000 increase in loan collection expenses. With the rise in troubled assets, it is likely that expenses in this category may increase. To mitigate these increases there has been significant reductions in promotional, stationery and office supplies.

There was a federal tax benefit recorded for the first nine months and third quarter of 2008. The federal tax benefit for both periods was due to the proportion of tax free municipal bond income to consolidated pre-tax income.

                       COMMUNITY SHORES BANK CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2008. There have been no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1          Amendment to Loan Agreement, Revolving Credit Note and Pledge
              Agreement between Community Shores Bank Corporation and Fifth
              Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company's 8-K filed September 23, 2008 (SEC file number 000-51166).

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

                                       COMMUNITY SHORES BANK CORPORATION


November 14, 2008                      By: /s/ Heather D. Brolick
       Date                                -------------------------------------
                                           Heather D. Brolick
                                           President and Chief Executive Officer
                                           (principal executive officer)


November 14, 2008                      By: /s/ Tracey A. Welsh
       Date                                -------------------------------------
                                           Tracey A. Welsh
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
3.1           Articles of Incorporation are incorporated by reference to exhibit
              3.1 of the Company's June 30, 2004 Form 10-QSB (SEC file number
              333-63769).

3.2           Bylaws of the Company are incorporated by reference to exhibit
              3(ii) of the Company's Form 8-K filed July 5, 2006 (SEC file number 000-51166).

10.1          Amendment to Loan Agreement, Revolving Credit Note and Pledge
              Agreement between Community Shores Bank Corporation and Fifth
              Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company's 8-K filed September 23, 2008 (SEC file number 000-51166).

31.1          Rule 13a-14(a) Certification of the principal executive officer.

31.2          Rule 13a-14(a) Certification of the principal financial officer.

32.1          Section 1350 Chief Executive Officer Certification.

32.2          Section 1350 Chief Financial Officer Certification.