Form 10-K
period 2008-12-31
COMMUNITY SHORES BANK CORP
filed 2009-03-31
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51166
Community Shores Bank Corporation
(Exact name of registration as specified in its charter)

Michigan	38-3423227

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Norton Avenue, Muskegon, MI	49441

(Address of principal executive offices)	(Zip Code)
(231) 780-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,820,000 million.
     As of March 20, 2009, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2008 annual report to shareholders.

Part III	Portions of the proxy statement for the 2009 annual meeting of shareholders

PART I
ITEM 1. BUSINESS
General
Community Shores Bank Corporation (“the Company”), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the “Bank”). The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law. The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County. The Bank’s services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial and consumer purposes.
Community Shores Mortgage Company (the “Mortgage Company”) was incorporated on December 13, 2001. The Mortgage Company, a wholly owned subsidiary of the Bank, originates both commercial and residential real estate loans. Most fixed rate residential real estate loans originated are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company’s portfolio are serviced by the Bank pursuant to a servicing agreement.
On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services, Inc. (“CS Financial Services”). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits, formerly Lead Financial. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services. It is unclear how long the Company will continue to be a financial holding company.
In December of 2004, the Company formed Community Shores Capital Trust I, a Delaware business trust (“the Trust”). The Trust is administered by a Delaware trust company, and two individual administrative trustees who are employees and officers of the Company. The Trust was established for the purpose of issuing and selling its preferred securities and common securities and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the Company. A majority of the net proceeds received by the Company was used to pay down the outstanding balance on the Company’s line of credit. The remaining proceeds were used to contribute capital to the Bank as well as support the general operating expenses of the Company including the debt service on the Company’s subordinated debentures.
The Company’s total assets declined by 6.5% to $255.6 million at December 31, 2008 and there was a net loss recorded of $1,027,000. For 2008, diluted losses per share of the Company were $0.70. Although the Company’s average interest earning assets increased by 5%, the overall net interest margin declined because of the less profitable mix of interest earning assets and interest reversals on non-accrual loans. Calculated loan loss provision escalated due to an increase in impaired and non-performing loans. Conversely, mortgage related non-interest income rose in spite of the slumping real estate market. Operating expenses declined mainly because of a staff reduction early in 2008 however a portion of the benefit was eroded due to increased burdens associated with troubled credit relationships and increased foreclosed asset holdings.
The Company’s main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Products and Services
The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. Electronic banking services such as ACH and online bill pay are offered to both personal and business customers. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Additionally, the Bank is participating in the FDIC’s Transaction Account Guarantee Program. The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank and obtaining deposits through a deposit broker. Additionally, the Bank makes available mutual funds and annuities, which are non-insured, through an alliance with Sorrento Pacific. Discount brokerage services are made available to our customers through Sorrento as well. The Bank receives referral fees for customers that open a brokerage account and conduct trades.
Real Estate Loans. Both the Bank and the Mortgage Company originate residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The general operating policy for both entities, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated. Loan sales are on a servicing released basis in the secondary market, regardless of term or product. Each entity, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. Only the Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.
The retention of variable rate loans in the Bank’s loan portfolio helps to reduce the Bank’s exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments from the borrowers rise, thereby increasing the potential for default.
Personal Loans and Lines of Credit. The Bank makes personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, home improvements and personal investments. The Bank’s current policy is to retain substantially all of these loans in its portfolio.
Commercial and Commercial Real Estate Loans. Commercial loans are made primarily to small and mid-sized businesses. These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. From March 2002 through December 2007, substantially all Commercial Real Estate Loan originations were executed by the Mortgage Company; however both the Bank and the Mortgage Company have a portfolio of Commercial Real Estate loans. Both entities generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, liens on real estate, security interests in inventory, accounts receivable and other personal property or personal guarantees.
The Bank hires an independent company to perform loan review, to help monitor asset quality of the Bank. Any past due loans and identified problem loans are reviewed with the Board of Directors on a regular basis.
Regulatory and supervisory loan-to-value limits are established pursuant to Section 304 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) for loans secured by, or used to build on or improve, real estate.

The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by the Bank’s customers, and loan participations where the requested loan amounts exceed the Bank’s policies or legal lending limits.
Competition
The Company’s primary market area is Muskegon County and Northern Ottawa County. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrifts and credit union offices located in the Company’s market area. Most are branches of larger financial institutions with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. Most of the Company’s competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.
Effect of Government Monetary Policies
The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation, maintain employment, and mitigate economic recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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
In September, 2002, the Company’s election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, the Company and the Bank must satisfy statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, the Company is permitted to engage in a broader range of activities than are permitted to bank holding companies which have not qualified as financial holding companies. Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than the insurance agency activities of CS Financial Services, neither the Company nor its subsidiaries currently engages in any of the expanded activities.
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
Loan Policy
The Bank makes loans primarily to individuals and businesses located within the Bank’s market area. The loan policy of the Bank states that the function of the lending operation is to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of qualified businesses and individuals who become customers of the Bank. The Board of Directors of the Bank recognizes that, in the normal business of lending, some losses on loans will be inevitable. These losses will be carefully monitored and evaluated and are recognized as a normal cost of conducting business. The Bank’s loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy is designed to assist the Bank in managing the business risk involved in extending credit. It sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes criteria for evaluating a borrower’s ability to support debt, including character of the borrower, evidence of financial responsibility, knowledge of collateral type, value and loan to value ratio, terms of repayment, source of repayment, payment history, and economic conditions.
The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the “Loan Committee”). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the Credit Administrator, the President, and other designated lending personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $2,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a committee of the Board of Directors (the “Executive Loan Committee”) whose lending authority is approximately $2,750,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors.
The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an “in house” limit slightly lower than the actual legal lending limit. The Bank’s general legal lending limit, as of December 31, 2008, was approximately $3,192,000, subject to a higher legal lending limit of approximately $5,321,000 in specific cases with approval by two-thirds of the Bank’s Board of Directors. Under Michigan banking law, these amounts would change if the Bank’s capital and surplus changed.

In addition to the lending authority described above, the Bank’s Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The President of the Bank, the Chief Lending Officer of the Bank and the President of the Mortgage Company each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000. The Commercial loan Department Head, where appropriate, has been delegated authority to approve loans up to $750,000. Together, their delegated authority, where they deem it appropriate, is $2,000,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.
The loan policy outlines the amount of funds that may be loaned against specific types of collateral. The loan to value ratios for first mortgages on residences are expected to comply with the guidelines of secondary market investors. First mortgages held within the Bank’s portfolio are expected to mirror secondary market requirements. In those instances where loan to value ratio exceeds 80%, it is intended that private mortgage insurance will be obtained to minimize the Bank’s risk. For certain loans secured by real estate, an appraisal of the property offered as collateral, by a state licensed or certified independent appraiser, will be required.
The loan policy also provides general guidelines as to collateral, provides for environmental policy review, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank’s lending practices.
Lending Activity
Commercial Loans. The Bank’s commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders under the leadership of the Chief Lending Officer. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.
Working capital loans that are structured as a line of credit are reviewed periodically in connection with the borrower’s year end financial reporting. These loans generally are secured by assets of the borrower and have an interest rate tied to the prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a spread to the prime rate or a U.S. Treasury Index.
The Bank evaluates many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting commercial loans requires an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. On certain transactions, where real estate is the primary collateral, and in some cases where equipment is the primary collateral, appraisals are obtained from licensed or certified appraisers. In certain situations, for creditworthy customers, the Bank may accept title reports instead of requiring lenders’ policies of title insurance.
Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower’s operations. The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to owner operated properties of well known customers or new customers with an established profitable history. In certain cases, risk may be further reduced by (i) limiting the amount of credit to any one borrower to an amount less than the Bank’s legal lending limit, and (ii) avoiding certain types of commercial real estate financing.

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
Consumer Loans. The Bank originates consumer loans for a variety of personal financial needs. Consumer loans are likely to include fixed home equity and equity lines of credit, new and used automobile loans, boat loans, personal unsecured lines of credit, credit cards (through third-party providers to minimize risk) and overdraft protection for checking account customers. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually will involve greater credit risk due to the type and nature of the collateral securing the debt. Strong emphasis is placed on the amount of the down payment, credit quality, employment stability, monthly income and appropriate insurance coverage.
Consumer loans are generally repaid on a monthly basis with the source of repayment tied to the borrower’s periodic income. It is recognized that consumer loan delinquency and losses are dependent on the borrower’s continuing financial stability. Job loss, illness and personal bankruptcy may adversely affect repayment. In many cases, repossessed collateral (on a secured consumer loan) may not be sufficient to satisfy the outstanding loan balance. This is a common occurrence due to depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Consumer loans are expected to be an important component in the Bank’s efforts to meet the credit needs of the communities and customers that it serves.
Loan Portfolio Quality
The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. Loan reviews are performed twice a year. In 2008, they occurred in May and October. The Bank is scheduled to undergo its next review in April of 2009.
The Bank has a comprehensive loan grading system for commercial loans. Administered as part of the loan review program, all commercial loans are graded on a nine grade rating system utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage. All commercial loans are graded at inception and at various intervals thereafter. All commercial loan relationships exceeding $500,000 are formally reviewed at least annually. Watch list credits exceeding $50,000 are formally reviewed quarterly.
Investments
Bank Holding Company Investments. The principal investments of the Company are the investments in the common stock of the Bank and the common securities of the Trust. Other funds of the Company may be invested from time to time in various debt instruments.
As a bank holding company, the Company is also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use. In addition, the Company’s qualification as a financial holding company enables it to make equity investments in companies engaged in a broader range of financial activities than the Company could do without that qualification. Such expanded activities include insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than its investment in CS Financial Services, the Company has no plans at this time to make directly any of these equity investments at the bank holding company level. The Company’s Board of Directors may, however, alter the investment policy at any time without shareholder approval.
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
The Bank’s Investments. The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Among the equity investments permitted for the Bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency (such as CS Financial Services), mortgage company (such as the Mortgage Company), real estate company, or Michigan business and industrial development company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank for specified periods. The Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. The Bank’s Board of Directors may alter the Bank’s investment policy without shareholder approval at any time.
Environmental Matters
The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.
Employees
As of December 31, 2008, the Bank had 64 full-time and 22 part-time employees. No area of the Bank is represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets
Selected statistical data for the Company is shown for 2008, 2007 and 2006.
Consolidated Results of Operations:

	2008	2007	2006

Interest Income	$15,970,162	$18,106,834	$16,489,789
Interest Expense	9,079,925	10,132,591	8,011,846

Net Interest Income	6,890,237	7,974,243	8,477,943
Provision for loan losses	1,943,976	1,931,963	720,701
Non interest income	2,121,969	1,691,052	1,517,425
Non interest expense	8,727,292	9,033,273	7,390,598

Income (loss) before income tax expense	(1,659,062)	(1,299,941)	1,884,069
Income tax expense (benefit)	(631,603)	(527,710)	568,757

Net income (loss)	$(1,027,459)	$(772,231)	$1,315,312

Consolidated Balance Sheet Data:

Total assets	$255,611,964	$273,458,063	$246,980,831
Cash and cash equivalents	5,671,801	7,876,916	9,070,270
Securities	25,379,590	19,822,179	18,442,272
Loans held for sale	2,354,956	2,285,966	165,070
Gross loans	205,153,203	230,219,420	207,432,376
Allowance for loan losses	4,350,903	3,602,948	2,549,016
Other assets	21,403,317	16,856,530	14,419,859

Deposits	219,565,540	237,950,445	214,282,412
Federal funds purchased and repurchase agreements	5,813,605	4,400,611	4,494,614
Federal Home Loan Bank Advances	6,000,000	6,000,000	6,000,000
Notes Payable	4,200,000	4,206,043	400,000
Subordinated Debentures	4,500,000	4,500,000	4,500,000
Other	586,365	786,639	1,185,180

Shareholders’ equity	14,946,454	15,614,325	16,118,625

Consolidated Financial Ratios:

Return on average assets	(0.38%)	(0.30%)	0.57%
Return on average shareholders’ equity	(6.55%)	(4.71%)	8.59%
Average equity to average assets	5.83%	6.34%	6.59%

Dividend payout ratio	N/A	N/A	N/A

Non performing loans to total loans and leases	2.82%	2.59%	0.54%

Tier 1 leverage capital ratio	8.30%	8.44%	8.73%
Tier 1 leverage risk-based capital ratio	9.70%	9.04%	9.32%
Total risk-based capital ratio	10.96%	10.29%	10.45%

	2008	2007	2006

Per Share Data:

Net Income (loss):
Basic	$(0.70)	$(0.53)	$0.91
Diluted	(0.70)	(0.53)	0.89

Book value at end of period	10.18	10.63	10.99
Dividends declared	N/A	N/A	N/A
Weighted average shares outstanding	1,468,800	1,468,778	1,447,485
Diluted average shares outstanding	1,468,800	1,476,778	1,478,168
Net Interest Earnings

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
Years Ended December 31:	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Federal funds sold and interest bearing deposits with banks	$13,646,704	$211,377	1.55%	$2,673,291	$135,603	5.07%	$3,115,319	$144,855	4.65%
Securities [1,2]	20,537,446	1,026,260	5.00	19,432,193	955,636	4.92	19,371,304	843,013	4.35
Loans [3]	220,856,974	14,884,209	6.74	219,965,633	17,131,662	7.79	198,625,907	15,617,761	7.86

	255,041,124	16,121,846	6.32	242,071,117	18,222,901	7.53	221,112,530	16,605,629	7.51
Other assets	13,791,580			16,642,868			11,058,121

	$268,832,704			$258,713,985			$232,170,651

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$214,546,984	$8,208,550	3.83%	$203,018,232	$9,017,500	4.44%	$180,734,753	$7,044,480	3.90%
Federal funds purchased and repurchase agreements	4,788,721	67,762	1.42	8,943,301	370,463	4.14	7,072,189	271,502	3.84
Subordinated debentures, notes Payable and FHLB Advances	14,700,512	803,613	5.47	11,243,167	744,628	6.62	10,805,218	695,864	6.44

	234,036,217	9,079,925	3.88	223,204,700	10,132,591	4.54	198,612,160	8,011,846	4.03

Noninterest-bearing deposits	18,365,460			18,120,516			17,505,342
Other liabilities	747,765			986,711			743,435
Shareholders’ Equity	15,683,262			16,402,058			15,309,714

	$268,832,704			$258,713,985			$232,170,651

Net interest income (tax equivalent basis)		$7,041,921			$8,090,310			$8,593,783

Net interest spread on earning assets (tax equivalent basis)			2.44%			2.99%			3.48%

Net interest margin on earning assets (tax equivalent basis)			2.76%			3.34%			3.89%

Average interest-earning assets to Average interest-bearing liabilities			108.98%			108.45%			111.33%

Tax equivalent adjustment		151,684			116,067			115,840

Net Interest Income		$6,890,237			$7,974,243			$8,477,943

[1]	Includes Federal Home Loan Bank Stock.

[2]	Adjusted to a fully tax equivalent basis.

[3]	Includes loans held for sale and non-accrual loans.

Rate Volume Analysis

	Year ended December 31,			Year ended December 31,
	2008 over 2007			2007 over 2006
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	$75,774	$225,932	$(150,158)	$(9,252)	$(21,692)	$12,440
Securities [1,2]	70,624	55,036	15,588	112,623	2,658	109,965
Loans [3]	(2,247,453)	69,148	(2,316,601)	1,513,901	1,663,300	(149,399)

Net change in interest income	(2,101,055)	350,116	(2,451,171)	1,617,272	1,644,266	(26,994)

Increase (decrease) in interest expense
Interest-bearing deposits	(808,950)	579,764	(1,388,714)	1,973,020	1,070,252	902,768
Federal funds purchased and repurchase agreements	(302,701)	(125,223)	(177,478)	98,961	76,203	22,758
Subordinated debentures, notes payable and FHLB advances	58,985	203,477	(144,492)	48,764	28,675	20,089

Net change in interest expense	(1,052,666)	658,018	(1,710,684)	2,120,745	1,175,130	945,615

Net change in net interest income	(1,048,389)	(307,902)	(740,487)	$(503,473)	$469,136	$(972,609)

Investment Portfolio
The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at	Balance at
	December 31, 2008	December 31, 2007	December 31, 2006
U.S. Government and federal agency	$6,906,470	$4,565,235	$4,408,178
Municipals	7,500,162	6,973,483	5,965,351
Mortgage-backed	10,972,958	8,283,461	8,068,743

	$25,379,590	$19,822,179	$18,442,272

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2008	One Yr or Less	1 - 5 Years	Over 5 Years	Total

Government Agency	$1,005,996	$4,783,379	$1,117,095	$6,906,470
Municipals	222,741	1,776,150	5,501,271	7,500,162
Mortgage Backed Securities	—	1,255,170	9,717,788	10,972,958

Total	$1,228,737	$7,814,699	$16,336,154	$25,379,590

Weighted Average Yield	3.34%	3.68	4.46	4.18
Yields on tax exempt obligations have not been computed on a tax equivalent basis.

[1]	Includes Federal Home Loan Bank Stock.

[2]	Adjusted to a fully tax equivalent basis.

[3]	Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)
The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company’s stockholders’ equity as of December 31, 2008.

Issuer	Book Value	Market Value

FNMA	$10,053,494	$10,330,228
FHLMC	3,620,381	3,683,481
Loan Portfolio
The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%

Commercial	$76,623,763	37.4	$86,543,187	37.6	$90,297,059	43.5	$85,751,222	44.6	$80,385,707	46.9
Real estate - Commercial	81,257,794	39.6	92,048,614	40.0	78,012,565	37.6	68,445,169	35.5	56,484,601	32.9
Real estate - Residential	16,275,219	7.9	15,842,205	6.9	10,172,321	5.0	9,366,098	4.9	7,210,940	4.2
Real estate - Construction	3,850,176	1.9	6,264,591	2.7	1,334,276	0.6	1,636,526	0.8	2,205,563	1.3
Consumer	27,146,251	13.2	29,520,823	12.8	27,616,155	13.3	27,445,727	14.2	25,164,391	14.7

	$205,153,203	100.0	$230,219,420	100.0	$207,432,376	100.0	$192,644,742	100.0	$171,451,202	100.0

Less allowance for loan losses	4,350,903		3,602,948		2,549,016		2,612,581		2,039,198

	$200,802,300		$226,616,472		$204,883,360		$190,032,161		$169,412,004

The non-accrual, past due and restructured loans as of the end of each period are reported below.

	December 31	December 31	December 31	December 31	December 31
	2008	2007	2006	2005	2004

Loans on nonaccrual status	$5,780,000	$4,532,000	$401,000	$749,000	$598,000
Loans 90 days or more past due and accruing interest	80,000	1,485,000	730,000	379,000	155,000
Troubled debt restructuring	—	—	—	0	0

	$5,860,000	$6,017,000	$1,131,000	$1,128,000	$753,000

Included below is the 2008 interest information on impaired loans.

2008
Average of impaired loans during the year	$14,725,828
Interest income recognized during impairment	640,102
Cash-basis interest income recognized	576,091

Loan Portfolio (continued)
Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.
Activity in the Allowance for Loan Losses:

	Twelve Months	Twelve Months	Twelve Months	Twelve Months	Twelve Months
	Ended 12/31/08	Ended 12/31/07	Ended 12/31/06	Ended 12/31/05	Ended 12/31/04
Beginning Balance	$3,602,948	$2,549,016	$2,612,581	$2,039,198	$1,927,756
Charge-offs
Commercial	(530,211)	(647,238)	(548,601)	(130,602)	(198,941)
Real Estate - Commercial	(277,663)	(85,039)	(54,000)	(1,236)	(23,408)
Real Estate - Residential	(52,453)	0	(5,234)	0	0
Real Estate - Construction	0	0	0	0	0
Consumer	(400,524)	(188,707)	(233,858)	(179,218)	(222,481)

	(1,260,851)	(920,984)	(841,693)	(311,056)	(444,830)

Recoveries
Commercial	30,293	8,862	11,471	(2,799)	60,855
Real Estate - Commercial	0	0	0	0	2,165
Real Estate - Residential	0	0	0	0	0
Real Estate - Construction	0	0	0	0	0
Consumer	34,537	34,091	45,956	33,510	33,185

	64,830	42,953	57,427	30,711	96,205

Net Charge-offs	(1,196,021)	(878,031)	(784,266)	(280,345)	(348,625)

Provision charged against operating expense	1,943,976	1,931,963	720,701	853,728	460,067

Ending Balance	$4.350.903	$3,602,948	$2,549,016	$2,612,581	$2,039,198

Allocation of the Allowance for Loan Losses:

	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Balance at End of Period Applicable To:
Commercial	$2,640,269	37.4	$1,687,805	37.6	$1,239,909	43.5	$1,460,911	44.6	$1,062,232	46.9
Real estate - Commercial	1,237,913	39.6	1,331,132	40.0	943,907	37.6	777,331	35.5	632,459	32.9
Real estate - Residential	104,033	7.9	129,906	6.9	50,862	5.0	46,830	4.9	36,055	4.2
Real estate - Construction	49,667	1.9	89,672	2.7	15,344	0.6	18,820	0.8	25,364	1.3
Consumer	319,021	13.2	364,433	12.8	298,994	13.3	308,689	14.2	283,088	14.7
Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$4,350,903	100.0	$3,602,948	100.0	$2,549,016	100.0	$2,612,581	100.0	$2,039,198	100.0

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 9 through 12 of the 2008 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

Deposits
The table below represents the average balance of deposits by category as well as the average rate.
Deposits in Domestic Bank Offices:

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	2008	2008	2007	2007	2006	2006

Non Interest Bearing Demand	$18,365,460	N/A	$18,120,516	N/A	$17,505,342	N/A
Interest Bearing Demand	43,582,433	1.49%	25,673,960	4.75%	26,340,816	4.95%
Savings	11,646,877	1.51	14,283,455	3.04	12,927,421	3.03
Time Deposits	159,317,674	4.63	163,060,817	4.52	141,466,516	3.78

Total	$232,912,444	3.83%	$221,138,748	4.44%	$198,240,095	3.90%

The Company had no foreign banking offices at December 31, 2008.
The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2008.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total

Time Deposits > $100,000	$11,229,307	$18,746,616	$24,482,448	$59,583,381	$114,041,752

Short-term Borrowings
On December 31, 2008, 2007, and 2006 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.
Details of the Company’s holdings at the specified year-ends are as follows:

	Repurchase	Federal Funds	Discount
	Agreements	Purchased	Window

Outstanding at December 31, 2008	$5,813,605	$—	$—
Average interest rate at year end	0.50%	—	—%
Average balance during year	4,604,290	55,497	128,934
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	—	—

Outstanding at December 31, 2007	$4,400,611	$—	$—
Average interest rate at year end	2.94%	—	—%
Average balance during year	5,141,931	3,787,671	13,699
Average interest rate during year	3.29%	5.29%	5.25%
Maximum month end balance during year	5,695,329	8,500,000	—

Outstanding at December 31, 2006	$4,494,614	$—	$—
Average interest rate at year end	3.34%	—	—%
Average balance during year	4,993,710	2,078,479	—
Average interest rate during year	3.17%	5.46%	—%

Maximum month end balance during year	5,758,378	6,700,000	—
Interest Rate Sensitivity
The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2008 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 20 through 22 of the 2008 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.
ITEM 1A. RISK FACTORS
Not required for smaller reporting companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not required for smaller reporting companies.
ITEM 2. PROPERTIES
The Company’s and Bank’s main office is located at 1030 W. Norton Avenue, Roosevelt Park, Michigan, a suburb of Muskegon. The building is approximately 11,500 square feet with a three lane drive-up, including a night depository and ATM.

The Bank’s second location is at 1120 S. Beacon Boulevard, Grand Haven, Michigan. In August of 2007, the Bank relocated its banking facility from leased space at 15190 Newington Drive, Grand Haven, Michigan to a newly constructed building. The Grand Haven branch has 4,374 square feet of office space. The facility has a three lane drive-up, including a night depository and an ATM.
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
The Company owns each of its offices.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company and the Bank may be involved in various legal proceedings that are incidental to their business, such as loan workouts and foreclosures. In the opinion of management, neither the Company nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Company or the Bank, either individually or in aggregate.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2008 to a vote of the Company’s shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information listed under the caption “Stock Information” on page 51 of the 2008 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
There were no sales of unregistered securities or repurchases of Company stock.
ITEM 6. SELECTED FINANCIAL DATA
Not required for smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information shown under the caption “Management’s Discussion and Analysis” beginning on page 6 of the 2008 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP, dated March 23, 2009, in the 2008 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2008, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
The management of Community Shores Bank Corporation is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.
There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Dated: March 27, 2009

/s/ Heather D. Brolick Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh Tracey A. Welsh
Senior Vice President, Treasurer and
Chief Financial Officer
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its May 14, 2009 annual meeting of shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information presented under the caption “Executive Compensation” in the Proxy Statement is incorporated here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information presented under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated here by reference.

Equity Plan Compensation Information
The following table summarizes information, as of December 31, 2008, relating to the Company’s compensation plans under which equity securities are authorized for issuance.

Number of securities
	Number of securities	Weighted average	remaining available for
	to be issued upon	exercise price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	53,300	$11.25	115,000 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	53,300	$11.25	115,000 (2)

(1)	The plans referred to are the Company’s Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.

(2)	Includes 60,000 shares of restricted stock available for issuance pursuant to the Company’s Executive Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE
The information presented under the captions “Corporate Governance-Director Independence” and “Transactions with Related Persons” in the Proxy Statement is incorporated here by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information presented under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm-Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-51166)

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769), which became effective on December 17, 1998. *

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769), which became effective on December 17, 1998. *

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769). *

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005.*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC File no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

10.15	Summary of Director Compensation Arrangement. *

10.16	Loan Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2007 Form 10-QSB (SEC file no. 000-51166).

10.17	Amendment to Loan Agreement, Revolving Credit Note and Pledge Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 23, 2008 (SEC file number 000-51166).

13	2008 Annual Report to Shareholders of the Company. Except for the portions of the 2008 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick Heather D. Brolick
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

/s/ Gary F. Bogner	/s/ Bruce C. Rice

Gary F. Bogner, Chairman of the Board	Bruce C. Rice, Director
(non-officer)

/s/ Heather D. Brolick	/s/ Jonathon L. Smith

Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	Jonathon L. Smith, Director

/s/ Robert L. Chandonnet	/s/ Roger W. Spoelman

Robert L. Chandonnet, Vice Chairman of the Board (non-officer)	Roger W. Spoelman, Director

/s/ Bruce J. Essex	/s/ Tracey A. Welsh

Bruce J. Essex , Director	Tracey A. Welsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
/s/ Steven P. Moreland

Steven P. Moreland, Director

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166)

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769), which became effective on December 17, 1998. *

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769), which became effective on December 17, 1998. *

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769). *

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC File no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005.*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC File no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

10.15	Summary of Director Compensation Arrangement. *

10.16	Loan Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2007 Form 10-QSB (SEC file no. 000-51166).

10.17	Amendment to Loan Agreement, Revolving Credit Note and Pledge Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 23, 2008 (SEC file number 000-51166).

13	2008 Annual Report to Shareholders of the Company. Except for the portions of the 2008 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.