Form 10-Q
period 2009-03-31
COMMUNITY SHORES BANK CORP
filed 2009-05-15
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
At May 14, 2009, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from financial institutions	$2,569,591	$3,192,789
Interest-bearing deposits in other financial institutions	19,988,716	2,479,012

Cash and cash equivalents	22,558,307	5,671,801

Securities
Available for sale (at fair value)	20,753,522	18,769,970
Held to maturity (fair value of $6,660,524 at March 31, 2009 and $6,706,991 at December 31, 2008)	6,605,141	6,609,620

Total securities	27,358,663	25,379,590

Loans held for sale	1,173,289	2,354,956

Loans	196,997,658	205,153,203
Less: Allowance for loan losses	2,739,408	4,350,903

Net loans	194,258,250	200,802,300

Federal Home Loan Bank stock	404,100	404,100
Premises and equipment, net	11,715,025	11,869,741
Accrued interest receivable	948,609	1,004,552
Foreclosed assets	6,259,616	5,884,093
Other assets	2,432,673	2,240,831

	$267,108,532	$255,611,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$20,860,888	$19,135,831
Interest bearing	210,686,901	200,429,709

Total deposits	231,547,789	219,565,540

Federal funds purchased and repurchase agreements	5,653,402	5,813,605
Federal Home Loan Bank advances	6,000,000	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes payable	4,200,000	4,200,000
Accrued expenses and other liabilities	603,893	586,365

Total liabilities	252,505,084	240,665,510

Shareholders’ equity
Preferred stock, no par value 1,000,000 Shares authorized, none issued	0	0
Common stock, no par value; 9,000,000 shares authorized; 1,468,800 issued and outstanding March 31, 2009 and December 31, 2008	13,296,691	13,296,691
Retained earnings	957,170	1,228,084
Accumulated other comprehensive income	349,587	421,679

Total shareholders’ equity	14,603,448	14,946,454

Total liabilities and shareholders’ equity	$267,108,532	$255,611,964

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Interest and dividend income
Loans, including fees	$3,171,300	$4,145,502
Securities and FHLB dividends	261,069	215,494
Federal funds sold and other income	5,695	84,377

Total interest income	3,438,064	4,445,373

Interest expense
Deposits	1,679,238	2,352,255
Repurchase agreements, federal funds purchased, and other debt	7,125	22,102
Federal Home Loan Bank advances and subordinated debentures	169,455	220,569

Total interest expense	1,855,818	2,594,926

Net interest income	1,582,246	1,850,447
Provision for loan losses	348,243	230,716

Net interest income after provision for loan losses	1,234,003	1,619,731

Noninterest income
Service charges on deposit accounts	224,376	231,083
Gain on sale of loans	101,290	144,763
Gain on sale of securities	129,107	0
Gain on sale of other real estate owned	0	142,324
Other	121,932	124,364

Total noninterest income	576,705	642,534

Noninterest expense
Salaries and employee benefits	1,121,402	1,222,387
Occupancy	174,285	175,780
Furniture and equipment	168,572	171,562
Advertising	18,731	25,229
Data processing	122,182	114,473
Professional services	110,280	159,654
Foreclosed asset impairment	83,412	0
Other	450,113	369,926

Total noninterest expense	2,248,977	2,239,011

Income (loss) before federal income taxes	(438,269)	23,254
Federal income benefit	(167,355)	(8,679)

Net Income (loss)	$(270,914)	$31,933

Comprehensive Income (loss)	$(343,006)	$190,781

Weighted average shares outstanding	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800

Basic earnings per share	$(0.18)	$0.02

Diluted earnings per share	$(0.18)	$0.02

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2008	1,468,800	$13,296,691	$2,255,543	$62,091	$15,614,325

Comprehensive income:
Net income			31,933		31,933
Unrealized gain on securities available-for-sale, net				158,848	158,848

Total comprehensive income					190,781

Balance at March 31, 2008	1,468,800	$13,296,691	$2,287,476	$220,939	$15,805,106

Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive income:
Net loss			(270,914)		(270,914)
Unrealized loss on securities available-for-sale, net				(72,092)	(72,092)

Total comprehensive loss					(343,006)

Balance at March 31, 2009	1,468,800	$13,296,691	$957,170	$349,587	$14,603,448

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net Income (loss)	$(270,914)	$31,933
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	348,243	230,716
Depreciation and amortization	174,441	175,279
Net amortization of securities	14,989	1,885
Gain on sale of securities	(129,107)	0
Gain on sale of loans	(101,290)	(144,763)
Gain on sale of other real estate owned	0	(142,324)
Foreclosed asset impairment	83,412	0
Originations of loans for sale	(7,476,793)	(9,075,712)
Proceeds from loan sales	8,759,750	9,361,728
Net change in:
Accrued interest receivable and other assets	(98,758)	(7,731)
Accrued interest payable and other liabilities	17,528	49,648

Net cash from (used in) operating activities	1,321,501	480,659

Cash flows from investing activities
Activity in available-for-sale securities:
Sales	1,596,050	0
Maturities, prepayments and calls	1,590,925	573,168
Purchases	(5,161,163)	(534,500)
Loan originations and payments, net	5,736,872	5,878,398
Additions to premises and equipment, net	(19,725)	(4,595)
Proceeds from the sale of other real estate owned	0	397,943

Net cash from (used in) investing activities	3,742,959	6,310,414

Cash flow from financing activities
Net change in deposits	11,982,249	4,816,830
Net change in federal funds purchased and repurchase agreements	(160,203)	248,727
Paydowns on notes payable and line of credit	0	(6,043)
Net cash from (used in) financing activities	11,822,046	5,059,514

Net change in cash and cash equivalents	16,886,506	11,850,587
Beginning cash and cash equivalents	5,671,801	7,876,916

Ending cash and cash equivalents	$22,558,307	$19,727,503

Supplemental cash flow information:
Cash paid during the period for interest	$1,926,780	$2,511,981
Cash paid for federal income tax	0	0
Transfers from loans to foreclosed assets during the period	458,935	1,380,890
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months ended March 31, 2009 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2008. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51“ (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 had no impact on the Company’s results of operations or financial position.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in FASB Statement No. 128, “Earnings Per Share”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had no effect on the Company’s results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards: In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the above criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

2.	SECURITIES

The following tables represent the securities held in the Company’s portfolio at March 31, 2009 and at December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency		$142,930	$(245)	$9,432,344
Municipal securities		11,413	0	879,699
Mortgage-backed securities		378,527	(2,948)	10,441,479

		532,870	(3,193)	20,753,522

Held to maturity:
Municipal securities	$6,605,141	87,945	(32,562)	6,660,524

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency		$297,146	$0	$6,906,470
Municipal securities		20,879	0	890,542
Mortgage-backed securities		326,285	(5,402)	10,972,958

		644,310	(5,402)	18,769,970

Held to maturity:
Municipal securities	$6,609,620	$105,373	$(8,002)	$6,706,991

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

At March 31, 2009, nine debt securities had unrealized losses with aggregate depreciation of 1.14% from the Company’s amortized cost basis. Four of the nine securities are issued by government agencies. As the Company has the ability to hold these debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Below is the schedule of maturities for investments held at March 31, 2009:

	Available for Sale	Held to Maturity
	Fair	Amortized	Fair
	Value	Cost	Value

Due in one year or less	$221,192	$0	$0
Due from one to five years	8,872,002	1,773,999	1,823,752
Due in more than five years	1,218,849	4,831,142	4,836,772
Mortgage-backed	10,441,479	0	0

	$20,753,522	$6,605,141	$6,660,524

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

The components of the outstanding loan balances:

	March 31, 2009	December 31, 2008
	Balance	Balance
Commercial	$74,474,966	$76,710,342
Real Estate:
Commercial	76,391,377	81,257,794
Residential	16,235,030	16,275,219
Construction	3,720,781	3,850,176
Consumer	26,251,984	27,146,251

	197,074,138	205,239,782
Less: allowance for loan losses	(2,739,408)	(4,350,903)
Net deferred loan fees	(76,480)	(86,579)

	$194,258,250	$200,802,300

Loans held for sale totaled $1,173,289 at March 31, 2009 and $2,354,956 at December 31, 2008.

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses for the three month periods ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	03/31/09	03/31/08
Beginning Balance	$4,350,903	$3,602,948
Charge-offs
Commercial	(1,909,893)	(178,538)
Real Estate-Commercial	(38,602)	(50,000)
Real Estate-Residential	0	(10,276)
Consumer	(31,504)	(83,735)

Total Charge-offs	(1,979,999)	(322,549)
Recoveries
Commercial	9,818	1,576
Real Estate- Commercial	150	0
Consumer	10,293	11,909

Total Recoveries	20,261	13,485
Provision for loan losses	348,243	230,716

Ending Balance	$2,739,408	$3,524,600

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Impaired loans were as follows:

	March 31,	December 31,
	2009	2008
End of period loans with no allocated allowance for loan losses	$5,540,848	$2,684,532
End of period loans with allocated allowance for loan losses	5,611,716	9,092,437

Total	$11,152,564	$11,776,969

Amount of the allowance for loan losses allocated	$680,593	$2,465,185

	Three Months	Three Months
	Ended	Ended
	3/30/09	3/30/08
Average of impaired loans during the period:	$10,852,661	$11,546,904
Interest income recognized during impairment:	93,771	193,486
Cash-basis interest income recognized:	68,565	45,756

Non-performing loans were as follows:

	March 31,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$589,670	$79,828
Non-accrual loans	5,401,995	5,779,835

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

5.	FORECLOSED ASSETS

Other real estate owned activity:

	March 31,	March 31,
	2009	2008
Beginning of year	$5,884,093	$567,000
Additions	458,935	1,380,890
Proceeds from sales	0	(255,619)
Direct write-downs	(83,412)	0

End of period	$6,259,616	$1,692,271

Expenses related to foreclosed assets include:

	March 31,	March 31,
	2009	2009
Operating expenses, net of rental income	$39,391	$4,489

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	March 31,	December 31,
	2009	2008
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	5,959,371	5,959,371
Furniture, fixtures and equipment	3,587,487	3,587,487
Construction in Process	43,179	23,454

	15,037,365	15,017,640
Less: accumulated depreciation	3,322,340	3,147,899

	$11,715,025	$11,869,741

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	Balance	Balance

Non-interest bearing
Demand	$20,860,888	$19,135,831
Interest bearing
Checking	26,406,521	16,327,722
Money Market	18,804,864	18,784,620
Savings	11,752,959	10,891,294
Time, under $100,000	37,364,329	40,384,321
Time, over $100,000	116,358,228	114,041,752

Total Deposits	$231,547,789	$219,565,540

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings typically consist of repurchase agreements and federal funds purchased. The March 31, 2009 and December 31, 2008 information was as follows:

	Repurchase	Federal Funds	Borrowings
	Agreements	Purchased	From FRB
Outstanding at March 31, 2009	$5,653,402	$0	$0
Average interest rate at period end	0.66%	0.00%	0.00%
Average balance during period	5,275,074	0	15,000
Average interest rate during period	0.54%	0.00%	0.49%
Maximum month end balance during period	5,653,402	0	0

Outstanding at December 31, 2008	$5,813,605	$0	$0
Average interest rate at year end	0.50%	0.00%	0.00%
Average balance during year	4,604,290	55,497	128,937
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	0	0

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings the Bank has the capacity to borrow an additional $1,159,560. Each borrowing requires a direct pledge of securities or loans. At March 31, 2009, the Bank had assets with a market value of $8,834,903 pledged to the Federal Home Loan Bank to support current borrowings. Details of the Bank’s outstanding borrowings are:

	Current	March 31,	December 31,
Maturity Date	Interest Rate	2009	2008
March 24, 2010	5.99	$1,500,000	$1,500,000
November 3, 2010	5.95	2,000,000	2,000,000
December 13, 2010	5.10	2,500,000	2,500,000

		$6,000,000	$6,000,000

10.	SUBORDINATED DEBENTURES

Community Shores Capital Trust I (“the Trust”), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 3.28% at March 31, 2009. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions. The subordinated debentures are carried on the Company’s consolidated balance sheet as a liability and the interest expense is recorded on the Company’s consolidated statement of income.

11.	NOTES PAYABLE

The Company has a $5 million revolving line of credit with Fifth Third Bank (“Fifth Third”). The total balance outstanding at March 31, 2009 and December 31, 2008 was $4,200,000. The outstanding principal bears interest at a rate of 100 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 4.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The borrowings may be prepaid in whole or in part without any prepayment fee. The note has a maturity date of September 1, 2009. The terms of the note may change at the time of renegotiation but it is management’s intention to retain an active line of credit.

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

A summary of the notional and contractual amounts of outstanding financing arrangements with off-balance-sheet risk as of March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,
	2009	2008
Unused lines of credit and letters of credit	$27,580,026	$30,622,425
Commitments to make loans	423,378	80,758

Commitments to make loans are generally made for periods of 60 days or less. Commitments may expire without being used. Lines and letters of credit have various terms which are generally longer than one year.

13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of securities are obtained from a third party who utilizes quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Servicing rights: The fair value of SBA servicing rights is obtained from a third party. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with generating future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing the vendor’s market-based discount rate assumption.

Assets and liabilities measured at fair value on a recurring basis are summarized below for the periods ended March 31, 2009 and December 31, 2008:

Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$20,753,522	$4,105,859	$16,647,663	$0
Servicing assets	43,040	0	43,040	0

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$18,769,970	$553,000	$18,236,970	$0
Servicing assets	42,365	0	42,365	0

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2009 and December 31, 2008:

		Fair Value Measurements at March 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$4,931,123	0	0	$4,931,123
Other Real Estate Owned	1,584,452			1,584,452

Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$6,627,252	0	0	$6,627,252

The following represents impairment charges recognized during the first quarter of 2008:

Impaired loans, which are collateral dependent loans, are measured using the fair value of the collateral. At March 31, 2009, impaired loans had a carrying amount of $5,611,716, with a valuation allowance of $680,593 compared to impaired loans with a carrying value of $9,092,437 and a valuation allowance of $2,465,185 at December 31, 2008. The fair values of the collateral on these loans were determined primarily using independent appraisals and are adjusted for anticipated disposition costs.

At March 31, 2009, other real estate owned carried at fair value was $1,584,452. During the period ended March 31, 2009, nine properties included in this total were written down by $83,000. There were also five properties totaling $459,000 (at fair value) added to other real estate owned during this period.

14.	REGULATORY MATTERS

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	REGULATORY MATTERS (Continued)

accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was designated as well-capitalized under the regulatory framework for prompt corrective action at both March 31, 2009 and December 31, 2008.

Actual and required capital amounts and ratios at March 31, 2009 and December 31, 2008 for the Bank were:

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31. 2009
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$24,205,490	11.08%	$17,481,096	8.00%	$21,851,370	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,473,970	9.83	8,740,548	4.00	13,110,822	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,473,970	8.35	10,288,245	4.00	12,860,306	5.00

December 31. 2008
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$24,445,615	10.96%	$17,840,749	8.00%	$22,300,936	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,638,698	9.70	8,920,375	4.00	13,380,562	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,638,698	8.30	10,423,367	4.00	13,029,208	5.00

COMMUNITY SHORES BANK CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, Community Shores Financial Services and the Bank and the Bank’s subsidiary, the Mortgage Company, through March 31, 2009 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2009 to that at December 31, 2008. The part labeled Results of Operations discusses the three month period ended March 31, 2009 as compared to the same period of 2008. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of this Form 10-Q.
This discussion and analysis and other sections of this 10-Q contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital when desired to maintain the Bank’s capital level or support future growth; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
FINANCIAL CONDITION
Total assets increased by $11.5 million to $267.1 million at March 31, 2009 from $255.6 million at December 31, 2008. This is a 4.5% increase in assets during the first three months of 2009. Asset growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing due from bank accounts and available for sale securities offset somewhat by a net decrease in the Bank’s loan portfolio.
Cash and cash equivalents increased by $16.9 million to $22.6 million at March 31, 2009 from $5.7 million at December 31, 2008. This change was mostly reflective of increases in balances

COMMUNITY SHORES BANK CORPORATION
held at due from bank accounts between the above two periods. At March 31, 2009, the Bank had two short term time deposits at its main correspondent bank; each was for $5.1 million. They both mature in the second quarter of 2009. The average rate on these deposits is 0.91%. Balances kept at the Federal Reserve Bank (“FRB”) increased $7.4 million since year-end 2008. Balances held at the FRB are given an interest rate which exceeds the federal funds sold rate. Additionally, balances held at the FRB are given a preferential risk rating when computing risk based capital ratios. Since early 2008, the core principles of cash management have been greatly affected by the current rate environment and the need to preserve capital.
Securities increased $2.0 million since December 31, 2008. The activity included purchases of $5.2 million, maturities of $1.6 million and sales of $1.6 million. The gain associated with the sales was $129,000. The Bank’s security portfolio was nearly 100% pledged at year-end 2008, in order to provide opportunity for additional pledging and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases during 2009.
Total loans (held for investment) decreased $8.2 million and were $197.0 million at March 31, 2009 down from $205.2 million at December 31, 2008. The decrease is evidenced by a decline of $7.1 million in the commercial and commercial real estate portfolios. There were also declines in construction, residential real estate and consumer loan portfolios but to a smaller extent. A portion of the decrease was attributable to charge offs of $2.0 million in the first quarter of 2009; the rest was various loan payoffs. The Bank’s underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loans is unfortunate, management feels that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment. In spite of these decreases, the concentration of commercial and commercial real estate loans remains at 77%, the same as year-end 2008.
Other lending activity during the first quarter of 2009 included $7.5 million of residential mortgage loan originations and $8.6 million of residential mortgage loan sales. The associated gain on the loan sales was $101,000. These results compare to originations of $8.8 million, sales of $8.1 million and gains of $99,000 occurring in 2008’s first quarter. There was no Small Business Association (“SBA”) lending activity in the first quarter of 2009. In the first quarter of 2008, there were SBA originations of $269,000, sales of $1.1 million and gains of $46,000. Given the economic conditions and the tightening of credit standards, SBA loan originations are anticipated to be lower in 2009.
The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1. The loan maturities and rate sensitivity of the loan portfolio at March 31, 2009 are set forth below:

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial, financial and other	$19,228,136	$30,729,042	$21,942,273	$2,499,035	$74,398,486
Real estate:
Commercial	14,083,917	15,796,908	44,646,177	1,864,375	76,391,377
Construction	964,910	1,741,872	22,714	991,285	3,720,781
Residential	116,998	396,922	2,455,700	13,265,410	16,235,030
Consumer	1,151,298	3,605,666	17,026,037	4,468,983	26,251,984

	$35,545,259	$52,270,410	$86,092,901	$23,089,088	$196,997,658

Loans at fixed rates	$5,312,427	$23,701,713	$77,945,211	$22,083,157	$129,042,508
Loans at variable rates	30,232,832	28,568,697	8,147,690	1,005,931	67,955,150

	$35,545,259	$52,270,410	$86,092,901	$23,089,088	$196,997,658

At March 31, 2009, there were 66% of the loan balances carrying a fixed rate and 34% a floating rate and only 12% of the entire portfolio had a contractual maturity longer than five years. During 2008 there was an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans that were removed from the loan portfolio and some is customer preference initially or during refinancing. Having a larger concentration of fixed rate loans is helpful in this declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations. The maturity distribution of the loan portfolio has lengthened with the new focus on the mortgage business line however the focus is on sale into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms involved in mortgage products.
Another risk included as part of the Bank’s risk management program, is credit risk estimation. The balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank’s credit policy. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a credit resulting in an allocation being made to the allowance for that particular loan. There are occasions when an impaired loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss a specifically identified loan must be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the portfolio analysis.
At March 31, 2009 there were $5.5 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loans losses. During the first quarter of 2009, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.

COMMUNITY SHORES BANK CORPORATION
During the first three months of 2009, $348,000 was added to the allowance through the provision expense. At March 31, 2009, the allowance totaled $2.7 million or approximately 1.38% of gross loans outstanding, compared to 2.10% at December 31, 2008. Many of the loans that were charged off in the first quarter were fully allocated for or as referenced above some of the impaired loans that were charged down require no reserve allocation based on the outcome of the quarterly collateral analysis. The allocated allowance for loan losses decreased $3.5 million since December 31, 2008 and the impaired loans requiring no allocated allowance for loan losses increased by $3.9 million since year-end 2008.
The allocation of the allowance at March 31, 2009 was as follows:

	March 31, 2009		December 31, 2008
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans

Balance at End of Period Applicable to:
Commercial	$1,214,337	1.6%	$2,640,269	3.4%
Real estate:
Commercial	1,101,004	1.4	1,237,913	1.5
Residential	77,967	.05	104,033	0.6
Construction	42,789	1.9	49,667	1.3
Consumer	303,311	1.2	319,021	1.2

Total	$2,739,408	1.4%	$4,350,903	2.1%

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2009 compared to those at year-end 2008 and the corresponding change related to those two periods.

	March 31,	December 31,	Increase
	2009	2008	(Decrease)

Loans Past Due:
30-59 days	$4,148,897	$3,182,098	$966,799
60-89 days	2,473,356	1,257,315	1,216,041
90 days and greater	589,670	79,828	509,842
Non accrual loans	5,401,995	5,779,835	(377,840)
Since year-end 2008, overall past due and non-accrual loans have increased by $2,314,842.
One relationship comprised of two loans is primarily responsible for the increase in the loans 30-59 days past due since year-end 2008. The loans are for a land development project that is experiencing slower than projected absorption. To date the guarantors have remained strong and have been servicing the debt through personal resources. As of April 30, 2009, the loans were current.
One loan that was in the 60-89 day past due total at March 31, 2009, comprised 96% of the increase in this past due category since year-end 2008. In this case, the borrower’s cash flow was impacted when the building lost its retail tenant. The borrower is making efforts to find a replacement tenant which is difficult in this retail environment. Until a replacement tenant is

COMMUNITY SHORES BANK CORPORATION
found it is unlikely that this borrower will be able to make adequate payments. There are specific reserves of $72,588 allocated to this loan at March 31, 2009.
Loans ninety days past due and greater increased by $510,000 since year-end 2008. Two unrelated loans are largely responsible for the overall increase. One loan for $274,000 was paid off by the end of April 2009. In the second case, the Bank is working with the borrower to provide some level of short term payment relief.
Conversely, the Bank’s non-accrual loans decreased by a net figure of $378,000 since December 31, 2008. The decrease resulted when eleven notes that were on non accrual status at year-end 2008 were charged off during the first quarter of 2009.
Overall net charge-offs for the first three months of 2009 were $2.0 million which was an increase of $1.7 million over net charge-offs of $309,000 recorded for the similar period in 2008. The corresponding ratio of net charge-offs to average loans was 3.90% for the first quarter of 2009 compared to a level of 0.54% for the first quarter of 2008. There were 25 loans charged off in the first quarter of 2009. Given the rise in non performing assets over the past year and the continued economic deterioration, it is likely that charge off ratios may remain elevated for a period of time.
Foreclosed assets rose $376,000 since December 31, 2008. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first quarter of 2009 properties with a value of $459,000 were added and other held properties were written down by $83,000. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At March 31, 2009, there were twenty-seven real properties compared to six at March 31, 2008. The Bank was also holding one high end boat at both March 31, 2008 and 2009. If any relinquished asset is sold for less than it is being held further losses could result.
Deferred tax assets are also included in the other asset category. Net deferred tax assets were $925,000 at March 31, 2009. Statement of Financial Accounting Standards 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS 109, the Company reviewed the components of its deferred tax asset and determined that no valuation allowance should be established based on the profitability trend prior to 2007 and management’s profitability projections for the next two fiscal years. Given the dynamic operating environment facing the financial industry, the decision to create a valuation allowance will be reanalyzed quarterly taking into consideration changes in market conditions and its affect on the operating results of the Company.
Deposit balances were $231.5 million at March 31, 2009 up from $219.6 million at December 31, 2008. Total deposit growth since year-end was $12.0 million or 5%. Non interest bearing deposits grew $1.7 million or 9% since year-end 2008. In addition to Bank-wide incentive programs targeted at growing these types of deposits, the FDIC has temporarily increased its insurance program from $100,000 to $250,000 allowing a customer to keep larger insured balances on deposit.

COMMUNITY SHORES BANK CORPORATION
Interest bearing checking accounts and money market accounts grew $10.1 million. Growth is due to several of the Bank’s large public fund customers increasing their holdings since year-end.
Total time deposits decreased by a net figure of $704,000 since December 31, 2008. This change is relatively insignificant however the breakdown between local and brokered was meaningful. Local time deposits increased $5.1 million and brokered deposits decreased by $5.8 million. The concentration of brokered deposits to total deposits was reduced to 32% at March 31, 2009 from 36% at December 31, 2008. The Bank’s current liquidity position, its short term liquidity projection and the cost relative to local deposits are all factors which are considered when increasing or decreasing brokered deposits. Additional brokered deposits are likely to mature without being replaced for the remainder of 2009.
Shareholders’ equity totaled $14.6 million and $14.9 million at March 31, 2009 and December 31, 2008 respectively. The losses recorded in the quarter were coupled with a decrease in accumulated other comprehensive income (security market value adjustments).
RESULTS OF OPERATIONS
There was a net loss of $271,000 for the first quarter of 2009, a decline of $303,000 compared to the earnings of $32,000 recorded for the same period in 2008. The corresponding first quarter diluted net loss per share was $0.18 for 2009, compared to diluted earnings per share of $0.02 for the first quarter of 2008.
For the first three months of 2009, the annualized return on the Company’s average total assets was (0.42)%, which is down from 0.05% for the first three months of 2008. The Company’s annualized return on average equity was (7.53)% for the first quarter of 2009 and 0.82% for the first quarter of 2008. The ratio of average equity to average assets was 5.58% for the quarter ended March 31 2009 and 5.59% at the same period end in 2008.
One important difference between the operating results of first quarter 2008 and 2009 is the net interest income and the corresponding net interest margin. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION

	Three months ended March 31:
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Federal funds sold and interest- bearing deposits with banks	$12,130,042	$5,695	0.19%	$11,172,789	$84,377	3.02%
Securities (including FHLB stock)[1]	26,132,581	299,362	4.58	20,318,598	252,297	4.97
Loans [2]	201,236,490	3,171,300	6.30	230,778,019	4,145,502	7.19

	239,499,113	3,476,357	5.81	262,269,406	4,482,176	6.84
Other assets	18,468,942			16,807,085

	$257,968,055			$279,076,491

Liabilities and Shareholders’ Equity
Interest bearing deposits	$203,879,636	$1,679,238	3.29	$226,767,840	$2,352,255	4.15
Federal funds purchased and repurchase agreements	5,290,074	7,125	0.54	4,370,041	22,102	2.02
Note Payable, subordinated debentures and FHLB Advances	14,700,000	169,455	4.61	14,702,059	220,569	6.00

	223,869,710	1,855,818	3.32	245,839,940	2,594,926	4.22

Non-interest bearing deposits	19,127,438			17,056,601
Other liabilities	581,055			582,747
Shareholders’ Equity	14,389,852			15,597,203

	$257,968,055			$279,076,491

Net interest income (tax equivalent basis)		1,620,539			1,887,250
Net interest spread on earning assets (tax equivalent basis)			2.49%			2.62%

Net interest margin on earning assets (tax equivalent basis)			2.71%			2.88%

Average interest-earning assets to average interest-bearing liabilities			106.98%			106.68%

Tax equivalent adjustment		38,293			36,803

Net interest income		$1,582,246			$1,850,447

The net interest spread on average earning assets decreased 13 basis points to 2.49% since March 31, 2008. The net interest margin decreased by 17 basis points from 2.88% at March 31, 2008 to 2.71% at March 31, 2009. First quarter 2009’s net interest income was $1.6 million compared to a figure of $1.9 million for the same three months in 2008. The Company’s reported lower total net interest income and resulting net interest margin between the two periods mostly stems from the fact that relative decreases to rates on interest earning assets were not fully offset by decreases on the liability side of the balance sheet.
The average rate earned on interest earning assets was 5.81% for the three months ended March 31, 2009 compared to 6.84% for the same period in 2008, a 103 basis point decrease. The main contributing factor was an 89 basis point decrease in the yield on loans, the Bank’s largest earning asset category. There was a 124 basis point difference in the average internal prime lending rate between the two periods. Currently, the Bank’s internal prime lending rate

[1]	Adjusted to fully tax equivalent basis.

[2]	Includes loans held for sale and non-accrual loans.

COMMUNITY SHORES BANK CORPORATION
stands at 5.00% and has been stable since May 2008. During the fourth quarter of 2008, the Bank chose not to move its prime lending rate down in tandem with the Federal Open Market Committee (“FOMC”) rate decreases. Most of the Bank’s floating rate loans are based on Community Shores Bank’s internal prime rate. One factor for management’s decision was the inflated cost of funds in the immediate market area. It is not certain whether future changes made by the FOMC will be adopted by management. A stable base lending rate should help to sustain the margin and potentially improve it as the cost of funds decreases.
Interest expense incurred on deposits, repurchase agreements, Discount Window borrowings, federal funds purchased, Federal Home Loan Bank advances, notes payable and subordinated debentures decreased by 90 basis points for the first three months of 2009 compared to the first three months of 2008. A majority of the Bank’s deposits have structured maturities. As shown in the table below, over the next twelve months $79.3 million of time deposits will mature and reprice to current market rates. The average rate on these deposits is over 200 basis points higher than current market rates.
As the Bank strives to reduce its funding costs and be profitably liquid, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.
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

COMMUNITY SHORES BANK CORPORATION
Details of the repricing gap at March 31, 2009 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits In other financial institutions	$19,988,716	$0	$0	$0	$19,988,716
Federal funds sold	0	0	0	0	0
Securities (including FHLB stock)	1,457,951	5,597,807	12,795,873	7,911,132	27,762,763
Loan held for sale	9,204	37,116	229,140	897,829	1,173,289
Loans	81,885,357	22,737,952	76,313,469	16,060,880	196,997,658

	103,341,228	28,372,875	89,338,482	24,869,841	245,922,426

Interest-bearing liabilities
Savings and checking	56,964,344	0	0	0	56,964,344
Time deposits <$100,000	2,962,522	19,273,700	15,128,107	0	37,364,329
Time deposits >$100,000	27,753,801	29,266,836	59,337,591	0	116,358,228
Repurchase agreements and Federal funds purchased	5,653,402	0	0	0	5,653,402
Notes payable, subordinated debentures and FHLB advances	14,700,000	0	0	0	14,700,000

	108,034,069	48,540,536	74,465,698	0	231,040,303
Net asset (liability) repricing gap	$(4,692,841)	$(20,167,661)	$14,872,784	$24,869,841	$14,882,123

Cumulative net asset (liability) Repricing gap	$(4,692,841)	$(24,860,502)	$(9,987,718)	$14,882,123

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company’s internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company’s March 31, 2009 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames. Each time a decrease on the asset side is not offset by an equal decrease on the funding side, the net interest margin will be compressed.
The provision for loan losses for the first three months of 2009 was $348,000 compared to a figure of $231,000 for the same period in 2008. Expenses in both first quarter numbers are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. In the first quarter of both 2009 and 2008, loan charge-offs exceeded the provision expense. This happens when there is already allocated loan loss reserves for the impaired credits prior to the charge off occurring. Of the $2.0 million in chargeoffs taken in the first quarter of 2009, $1.9 million were specifically reserved at December 31, 2008. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to

COMMUNITY SHORES BANK CORPORATION
review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending.
Non-interest income recorded in the first quarter of 2009 totaled $577,000, including a gain on security sales of $129,000. Non-interest income recorded in the first quarter of 2008 totaled $643,000 including a gain of $143,000 on the sale of foreclosed property. Excluding these non operational gains, non interest income was $448,000 in the first three months of 2009 compared to $500,000 for the similar period in 2008. The most notable difference was a $43,000 decrease in gains on the sale of residential mortgages. Although there was a decline in this revenue compared to last year, management remains optimistic about future income based on the current rate environment and the Bank’s internal origination pipeline.
Non-interest expenses for the first three months of 2009 increased by less than $10,000 over the same three-month period in 2008. Non interest expense was $2.2 million for both periods. Several categories had offsetting changes making the total difference between the first three months of 2008 and that of 2009 inconsequential.
Personnel expenses decreased by $101,000 in the first quarter of 2009 compared to the first quarter of 2008. The expenses totaled $1.1 million in the first quarter of 2009 compared to $1.2 million in the first quarter of 2008. During the latter part of the first quarter of 2008, the Bank executed a reduction in force and lowered its full-time equivalent staff members. There were eight less full time equivalent employees during the first quarter of 2009 compared to the same period in 2008. Additionally, officer salaries have been frozen since 2007.
Professional services expenses decreased $49,000 between 2008’s first quarter and that of 2009. The main contributing items are a decrease in legal of $18,000 and decrease in consultant fees of $15,000. In the first quarter of 2008, the Bank utilized an outside consultant to thoroughly evaluate the Bank’s underwriting standards and credit administration process in order to strengthen them in this unstable lending environment. There were no similar consulting projects in the first quarter of 2009.
There were foreclosed asset impairment charges of $83,000 in the first quarter of 2009 and none in the first quarter of 2008. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market values of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Since the balance of foreclosed property has grown substantially since 2007, it is possible that foreclosed real property impairment charges will continue. At March 31, 2009, foreclosed assets totaled $6.3 million.
Other non interest expenses in the first quarter of 2009 were $450,000, a net increase of $80,000 over the similar period in 2008. The two largest items contributing to the increase were loan collection expenses and FDIC insurance premiums. Loan collection expenses increased $74,000 compared to last years first three month period. With the rise in troubled assets, it is likely that expenses in this category may continue increasing. Additionally, FDIC premiums have increased $52,000 compared to last year’s first quarter. Beginning in 2007, the FDIC dramatically changed its premium assessments, particularly for deNovo banks that had never paid into the Deposit Insurance Fund (“DIF”). The DIF is used to reimburse customers for insured deposits when a bank fails. Recent bank failures have reduced the DIF causing the

COMMUNITY SHORES BANK CORPORATION
FDIC to increase premiums for 2009. The Bank estimates that its premiums will rise to approximately $553,000 in 2009. Additionally on February 27, 2009, the FDIC announced that it is considering imposing an emergency special assessment to restore the DIF to the minimum level required by law. Although the emergency special assessment will not be collected until September 30, 2009, the expense will be accrued when assessed , expected to be in the second quarter of 2009. The Bank’s obligation for this proposed emergency special assessment is estimated to be over $219,000.
The Company had a consolidated federal tax benefit of $167,000 for the first three months of 2009 as a result of its pre-tax losses of $438,000 compared to a consolidated federal tax benefit of $9,000 as a result of pre-tax income of $23,000 in the first quarter of 2008. The federal tax benefit recorded for the first three months of 2008 was derived from the Company’s net loss recorded in 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2009. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMMUNITY SHORES BANK CORPORATION
PART II — OTHER INFORMATION
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

May 15, 2009	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2009	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.