Form 10-Q
period 2009-06-30
COMMUNITY SHORES BANK CORP
filed 2009-08-14
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
☐ Yes ☑ No
At August 14, 2009, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from financial institutions	$4,259,726	$3,192,789
Interest-bearing deposits in other financial institutions	2,328,577	2,479,012

Total cash and cash equivalents	6,588,303	5,671,801

Securities
Available for sale (at fair value)	21,709,522	18,769,970
Held to maturity (fair value of $6,122,530 at June 30, 2009 and $6,706,991 at December 31, 2008)	6,096,842	6,609,620

Total securities	27,806,364	25,379,590

Loans held for sale	3,334,761	2,354,956

Loans	192,273,994	205,153,203
Less: Allowance for loan losses	2,558,541	4,350,903

Net loans	189,715,453	200,802,300

Federal Home Loan Bank stock	404,100	404,100
Premises and equipment, net	11,547,857	11,869,741
Accrued interest receivable	922,210	1,004,552
Foreclosed assets	6,740,673	5,884,093
Other assets	1,309,402	2,240,831

Total assets	$248,369,123	$255,611,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$23,096,326	$19,135,831
Interest bearing	188,560,238	200,429,709

Total deposits	211,656,564	219,565,540

Federal funds purchased and repurchase agreements	7,576,367	5,813,605
Federal Home Loan Bank advances	6,000,000	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	4,200,000
Accrued expenses and other liabilities	660,654	586,365

Total liabilities	235,393,585	240,665,510

Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 June 30, 2009 and December 31, 2008	13,296,691	13,296,691
Retained earnings (deficit)	(379,014)	1,228,084
Accumulated other comprehensive income	57,861	421,679

Total shareholders’ equity	12,975,538	14,946,454

Total liabilities and shareholders’ equity	$248,369,123	$255,611,964

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income
Loans, including fees	$3,100,128	$3,669,248	$6,271,428	$7,814,750
Securities and FHLB dividends	239,475	213,074	500,544	428,568
Federal funds sold and other income	17,817	66,978	23,512	151,355

Total interest income	3,357,420	3,949,300	6,795,484	8,394,673
Interest expense
Deposits	1,528,441	2,061,904	3,207,679	4,414,159
Repurchase agreements, federal funds purchased, and other debt	12,514	14,462	19,639	36,564
Federal Home Loan Bank advances and subordinated debentures	173,938	184,278	343,393	404,847

Total interest expense	1,714,893	2,260,644	3,570,711	4,855,570

Net interest income	1,642,527	1,688,656	3,224,773	3,539,103
Provision for loan losses	130,157	153,368	478,400	384,084

Net interest income after provision for loan losses	1,512,370	1,535,288	2,746,373	3,155,019
Noninterest income
Service charges on deposit accounts	222,008	251,970	446,384	483,053
Mortgage loan referral fees	15,420	0	15,420	0
Gain on sale of loans	105,452	110,736	206,742	255,499
Gain on sale of securities	143,903	0	273,010	0
Gain (loss) on disposal of other real estate	(11,041)	0	(11,041)	142,324
Other	163,905	241,589	285,837	365,953

Total noninterest income	639,647	604,295	1,216,352	1,246,829

Noninterest expense
Salaries and employee benefits	1,083,478	1,196,539	2,204,880	2,418,926
Occupancy	156,179	151,651	330,464	327,431
Furniture and equipment	169,285	171,082	337,857	342,644
Advertising	13,486	30,198	32,217	55,427
Data processing	130,273	121,690	252,455	236,163
Professional services	118,567	120,491	228,847	280,145
Foreclosed asset impairment	36,330	0	119,742	0
Other	627,287	358,232	1,077,400	728,158

Total noninterest expense	2,334,885	2,149,883	4,583,862	4,388,894

Income (loss) before federal income taxes	(182,868)	(10,300)	(621,137)	12,954
Federal income tax expense (benefit)	1,153,316	(21,143)	985,961	(29,822)

Net Income (loss)	$(1,336,184)	$10,843	$(1,607,098)	$42,776

Comprehensive (loss)	$(1,627,910)	$(192,470)	$(1,970,916)	$(1,689)

Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Basic earnings (loss) per share	$(0.91)	$0.01	$(1.09)	$0.03

Diluted earnings (loss) per share	$(0.91)	$0.01	$(1.09)	$0.03

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
Balance at January 1, 2008	1,468,800	$13,296,691	$2,255,543	$62,091	$15,614,325

Comprehensive loss:
Net income			42,776		42,776
Unrealized loss on securities available-for-sale				(44,465)	(44,465)

Total comprehensive loss					(1,689)

Balance at June 30, 2008	1,468,800	$13,296,691	$2,298,319	$17,626	$15,612,636

Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive loss:
Net loss			(1,607,098)		(1,607,098)
Unrealized loss on securities available-for-sale				(363,818)	(363,818)

Total comprehensive loss					(1,970,916)

Balance at June 30, 2009	1,468,800	$13,296,691	$(379,014)	$57,861	$12,975,538

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOW
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net Income (loss)	$(1,607,098)	$42,776
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	478,400	384,084
Depreciation and amortization	345,108	349,393
Net amortization of securities	43,822	4,803
Gain on sale of securities	(273,010)	0
Gain on sale of loans	(206,742)	(255,499)
(Gain) loss on disposal of other real estate owned	11,041	(142,324)
Foreclosed asset impairment	119,742	0
Originations of loans for sale	(18,160,858)	(15,787,941)
Proceeds from loan sales	17,387,795	17,041,114
Establish deferred tax asset valuation	1,203,189	0
Net change in:
Accrued interest receivable and other assets	(189,416)	530,223
Accrued interest payable and other liabilities	74,289	(139,536)

Net cash from (used in) operating activities	(773,738)	2,027,093

Cash flows from investing activities
Activity in available-for-sale securities:
Sales	5,184,686	0
Maturities, prepayments and calls	2,574,466	1,041,419
Purchases	(10,825,558)	(534,500)
Activity in held to maturity securities:
Maturities	505,000	0
Loan originations and payments, net	9,527,978	9,802,083
Additions to premises and equipment, net	(23,224)	(35,252)
Proceeds from the sale of other real estate owned	93,106	478,943

Net cash from (used in) investing activities	7,036,454	10,752,693

Cash flow from financing activities
Net change in deposits	(7,908,976)	(7,721,071)
Net change in federal funds purchased and repurchase agreements	1,762,762	(242,183)
Other borrowing activity:
Draws on note payable and line of credit	800,000	0
Paydown on note payable	0	(6,043)

Net cash from (used in) financing activities	(5,346,214)	(7,969,297)

Net change in cash and cash equivalents	916,502	4,810,489
Beginning cash and cash equivalents	5,671,801	7,876,916

Ending cash and cash equivalents	$6,588,303	$12,687,405

Supplemental cash flow information:
Cash paid during the period for interest	$3,642,647	$4,793,824
Cash paid during the period for federal income tax	0	0
Transfers from loans to foreclosed assets during the period	1,080,469	1,500,224
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:
The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2009 and 2008 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2008. Some items in the prior year financial statements may be reclassified to conform to the current presentation.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 had no impact on the Company’s results of operations or financial position.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS #157, “Fair Value measure for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP on January 1, 2009 did not have a material impact on our consolidated financial statements.
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
for periods ending after March 15, 2009. The adoption of this FSP on June 30, 2009 had no effect on the Company’s results of operations or financial position.
In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This SFAS adopts part of the auditing literature regarding subsequent event transactions into the accounting standards. Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively. This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC). The Company evaluated subsequent events as of and through the date August 14, 2009.
In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP on June 30, 2009 had no effect on the Company’s results of operations or financial position.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP on June 30, 2009 had no effect on the Company’s results of operations or financial position.
2.	SECURITIES
The following tables represent the amortized cost and fair value of available for sale and held to maturity securities held in the Company’s portfolio at June 30, 2009 and at December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$13,416,633	$116,862	$(23,111)	$13,510,384
Municipal securities	1,146,904	9,172	(1,615)	1,154,461
Mortgage-backed securities-residential	6,870,896	176,285	(2,504)	7,044,677

	$21,434,433	$302,319	$(27,230)	$21,709,522
Held to maturity:
Municipal securities	$6,096,842	$58,143	$(32,455)	$6,122,530

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$6,609,324	$297,146	$0	$6,906,470
Municipal securities	869,663	20,879	0	890,542
Mortgage-backed securities-residential	10,652,075	326,285	(5,402)	10,972,958

	18,131,062	644,310	(5,402)	18,769,970

Held to maturity:
Municipal securities	$6,609,620	$105,373	$(8,002)	$6,706,991

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES (Continued)
The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Below is the schedule of contractual maturities for securities held at June 30, 2009:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$0	$0	$0	$0
Due from one to five years	14,020,592	14,121,459	1,392,838	1,437,241
Due from five to ten years	542,945	543,386	4,704,004	4,685,289
Due in more than ten years	0	0	0	0
Mortgage-backed-residential	6,870,896	7,044,677	0	0

	$21,434,433	$21,709,522	$6,096,842	$6,122,530

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

	$0	$0	$0	$0	$0	$0
US Government and federal agency	4,073,631	(23,111)	0	0	4,073,631	(23,111)
Municipal securities	498,385	(1,615)	0	0	498,385	(1,615)
Mortgage-backed securities-res	466,772	(2,504)	0	0	466,772	(2,504)

	$5,038,788	$(27,230)	$0	$0	$5,038,788	$(27,230)

	Less than 12 Months		12 Months or Longer		Total
June 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$2,102,412	$(32,455)	$0	$0	$2,102,412	$(32,455)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

US Government and federal agency	$0	$0	$0	$0	$0	$0
Municipal securities	0	0	0	0	0	0
Mortgage-backed securities-res	604,457	(5,402)	0	0	604,457	(5,402)

	$604,457	$(5,402)	$0	$0	$604,457	$(5,402)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$701,998	$(8,002)	$0	$0	$701,998	$(8,002)

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES (Continued)
Proceeds from sales and calls of securities available for sale were $5,184,686 for the six months ended June 30, 2009 and there were no proceeds for the six months ended June 30, 2008. Gross gains of $273,010 were realized on these sales during 2009, and no gains were realized for 2008. There were no gross losses realized on these sales during 2009 or 2008.
Proceeds from sales and calls of securities available for sale were $3,588,636 for the three months ended June 30, 2009 and there were no proceeds for the first three months ended June 30, 2008. Gross gains of $143,903 were realized on these sales during 2009, and no gains were realized for 2008. There were no gross losses realized on these sales during 2009 or 2008.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES (Continued)
At June 30, 2009, seventeen debt securities had unrealized losses with aggregate depreciation of 0.84% from the Company’s amortized cost basis. Eleven of the seventeen securities are issued by government agencies. During the first half of the year the Company implemented a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. Going forward it is not the Company’s intent to continue this practice. It is likely that these debt securities will be held until maturity given the fact that they are pledged to various public funds. The reported decline in value is deemed to be market driven, the depreciation in value is not considered to be other-than-temporary.
Mortgage-backed Securities
At June 30, 2009, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.53% at June 30, 2009. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
3.	LOANS
The components of the outstanding loan balances:

	June 30, 2009	December 31, 2008

Commercial	$74,500,442	$76,710,342
Real Estate:
Commercial	75,065,074	81,257,794
Residential	16,267,295	16,275,219
Construction	3,180,206	3,850,176
Consumer	23,336,444	27,146,251

Subtotal:	192,349,461	205,239,782
Allowance for loan losses	(2,558,541)	(4,350,903)
Net deferred loan fees	(75,467)	(86,579)

Loans, Net	$189,715,453	$200,802,300

Loans held for sale totaled $3,334,761 at June 30, 2009 and $2,354,956 at December 31, 2008.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2009 and 2008:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/09	6/30/08	6/30/09	06/30/08

Beginning Balance	$2,739,408	$3,524,600	$4,350,903	$3,602,948

Charge-offs
Commercial	(223,919)	(19,436)	(2,133,813)	(197,974)
Real Estate-Commercial	0	(193,825)	(38,602)	(243,825)
Real Estate-Residential	0	(28,325)	0	(38,601)
Consumer	(93,582)	(72,152)	(125,085)	(155,887)

Total Charge-offs	(317,501)	(313,738)	(2,297,500)	(636,287)

Recoveries
Commercial	1,010	20,244	10,828	21,820
Real Estate – Commercial	0	0	150	0
Consumer	5,467	12,695	15,760	24,604

Total Recoveries	6,477	32,939	26,738	46,424

Net Charge-Offs	(311,024)	(280,799)	(2,270,762)	(589,863)

Provision for loan losses	130,157	153,368	478,400	384,084

Ending Balance	$2,558,541	$3,397,169	$2,558,541	$3,397,169

Impaired loans were as follows:

	06/30/09	12/31/08
End of period loans with no allocated allowance for loan losses	$4,768,327	$2,684,532
End of period loans with allocated allowance for loan losses	5,546,415	9,092,437

Total	$10,314,742	$11,776,969

Amount of the allowance for loan losses allocated	$611,472	$2,465,185

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/09	6/30/08	6/30/09	6/30/08
Average of impaired loans during the period:	$11,008,273	$14,279,597	$10,930,467	$12,913,251
Interest income recognized during impairment:	60,499	255,442	154,270	448,928
Cash-basis interest income recognized:	74,758	56,776	143,323	94,745
Non-performing loans were as follows:

	06/30/09	12/31/08
Loans past due over 90 days still on accrual:	$635,884	$79,828
Non-accrual loans:	$5,858,264	$5,779,835
Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.	FORECLOSED ASSETS
Other real estate owned activity:

	June 30,	June 30,
	2009	2008
Beginning of year	$5,884,093	$567,000
Additions	1,080,469	1,500,224
Proceeds from sales	(93,106)	(336,619)
Losses from sales	(11,041)	0
Direct write-downs	(119,742)	0

End of period	$6,740,673	$1,730,605

Expenses related to foreclosed assets include:

	June 30,	June 30,
	2009	2008
Operating expenses, net of rental income	$107,312	$10,551
6.	PREMISES AND EQUIPMENT
Period end premises and equipment were as follows:

	June 30,	December 31,
	2009	2008
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	5,959,371	5,959,371
Furniture, fixtures and equipment	3,616,548	3,587,487
Construction in Process	17,618	23,454

	15,040,865	15,017,640
Less: accumulated depreciation	3,493,008	3,147,899

	$11,547,857	$11,869,741

7.	DEPOSITS
The components of the outstanding deposit balances at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008

Non-interest bearing
Demand	$23,096,326	$19,135,831
Interest bearing
Checking	30,590,557	16,327,722
Money Market	18,668,071	18,784,620
Savings	9,067,369	10,891,294
Time, under $100,000	37,501,861	40,384,321
Time, over $100,000	92,732,380	114,041,752

Total Deposits	$211,656,564	$219,565,540

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.	SHORT-TERM BORROWINGS
The Company’s short-term borrowings typically consist of repurchase agreements, borrowings from the Federal Reserve Bank and federal funds purchased. The June 30, 2009 and December 31, 2008 information was as follows:

	Repurchase	Federal Funds	Borrowings
	Agreements	Purchased	From FRB
Outstanding at June 30, 2009	$7,576,367	$0	$0
Average interest rate at period end	0.73%	0.00%	0.00%
Average balance during period	5,996,682	0	123,149
Average interest rate during period	0.64%	0.00%	0.50%
Maximum month end balance during period	7,576,367	0	2,120,000

Outstanding at December 31, 2008	$5,813,605	$0	$0
Average interest rate at year end	0.50%	0.00%	0.00%
Average balance during year	4,604,290	55,497	128,937
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	0	0
9.	FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow an additional $643,381.. Each borrowing requires a direct pledge of securities or loans. At June 30, 2009, the Bank had assets with a market value of $8,092,528 pledged to the Federal Home Loan Bank to support current borrowings. All three advances are at fixed interest rates with the FHLB having the option to convert to a floating rate index. Details of the Bank’s outstanding borrowings are:

	Current	June 30,	December 31,
Maturity Date	Interest Rate	2009	2008
March 24, 2010	5.99	1,500,000	1,500,000
November 3, 2010	5.95	2,000,000	2,000,000
December 13, 2010	5.10	2,500,000	2,500,000

		$6,000,000	$6,000,000

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.	SUBORDINATED DEBENTURES
Community Shores Capital Trust I (“the Trust”), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.65% at June 30, 2009. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions. The subordinated debentures are carried on the Company’s consolidated balance sheet as a liability and the interest expense is recorded on the Company’s consolidated statement of income.
11.	NOTES PAYABLE
The Company has a $5 million revolving line of credit with Fifth Third Bank (“Fifth Third”). The total balance outstanding at June 30, 2009 was $5,000,000 and $4,200,000 at December 31, 2008. The outstanding principal bears interest at a rate of 100 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 4.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The Company has enough liquidity to pay the interest due at maturity. The borrowings may be prepaid in whole or in part without any prepayment fee. The note has a maturity date of September 1, 2009. The Company is currently working with Fifth Third to renegotiate the terms of the debt. Since the line is fully advanced it is likely that the debt will begin to amortize. Additionally, Fifth Third may require a different collateral structure to support the outstanding balance. Currently the collateral consists of the Bank stock.
12.	COMMITMENTS AND OFF-BALANCE SHEET RISK
Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer’s performance to another party. Exposure to credit loss, if the customer does not perform, is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)
A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,
	2009	2008
Unused lines of credit and letters of credit	$29,835,717	$30,622,425
Commitments to make loans	1,658,860	80,758
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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)
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
Assets and liabilities measured at fair value on a recurring basis are summarized below for the periods ended June 30, 2009 and December 31, 2008:

Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$21,709,522	$0	$21,709,522	$0
Servicing assets	44,636	0	44,636	0

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$18,769,970	$533,000	$18,236,970	$0
Servicing assets	42,365	0	42,365	0
Assets and liabilities measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2009 and December 31, 2008:

		Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$4,934,943	0	0	$4,934,943
Other Real Estate Owned	2,107,231			2,107,231

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,627,252	0	0	$6,627,252
Other Real Estate Owned	$911,557	0	0	$911,577
The following represents impairment charges recognized during the second quarter of 2009:
Collateral dependent impaired loans are measured using the fair value of the collateral. At June 30, 2009, such impaired loans had a carrying amount of $5,546,415, with a valuation allowance of $611,472 compared to impaired loans with a carrying value of $9,092,437 and a valuation allowance of $2,465,185 at December 31, 2008. The fair values of the collateral on these loans were determined primarily using independent appraisals and are adjusted for anticipated disposition costs.
At June 30, 2009 and December 31, 2008, other real estate owned carried a fair value of $2,107,231 and $911,557 respectively. During the six month period ended June 30, 2009, twelve properties included in this total were written down by $120,000. During the twelve month period ended December 31, 2008 four properties were written down by $83,000. There were also twelve properties totaling $1,080,000 (at fair value) added to other real estate owned during the first six months of 2009, while during the twelve month period December 31, 2008 there were twenty six properties totaling $5,762,000 added. The fair value of other real estate owned was determined primarily using independent appraisals which are adjusted for anticipated disposition costs.
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$6,588	$6,588	$5,672	$5,672
Securities available for sale	21,710	21,710	18,770	18,770
Securities held to maturity	6,097	6,123	6,610	6,707
Loans held for sale	3,335	3,335	2,355	2,355
Loans, net	189,715	190,807	200,802	200,617
FHLB stock	404	N/A	404	N/A
Accrued interest receivable	922	922	1,005	1,005

Financial liabilities
Deposits	211,657	216,441	219,566	223,275
Federal funds purchased and repurchase agreements	7,576	7,576	5,814	5,814
FHLB advances	6,000	5,999	6,000	5,999
Subordinated debentures	4,500	4,367	4,500	4,362
Notes payable	5,000	5,000	4,200	4,200
Accrued interest payable	234	234	326	326

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on the information previously presented. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration for widening credit spreads. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. It was not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability. Estimated fair value for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying value.
14.	INCOME TAXES
A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Management has reviewed the deferred tax position for the Company at June 30, 2009. The deferred tax position has been impacted by operating losses in the past few periods, primarily driven by higher provisions for loan losses. As a result, the Company is in a cumulative loss position over the past few years and under the applicable accounting guidance, has concluded that it is not “more likely than not” that we will be able to realize our deferred tax assets and accordingly have established a full valuation allowance against our deferred tax asset at June 30, 2009. As a result, our net deferred tax asset of $986,000 at December 31, 2008 has decreased to $0 at June 30, 2009. The valuation allowance will be analyzed quarterly for changes affecting the deferred tax assets, and as financial conditions improve and we return to consistent profitability, it may be reduced or eliminated.
15.	REGULATORY MATTERS
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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.	REGULATORY MATTERS (Continued)
distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the well-capitalized category under the regulatory framework for prompt corrective action at both June 30, 2009 and December 31, 2008.
Actual and required capital amounts and ratios at June 30, 2009 and December 31, 2008 for the Bank were:

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$24,061,858	11.19%	$17,205,395	8.00%	$21,506,744	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,503,317	10.00	8,602,698	4.00	12,904,046	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,503,317	8.31	10,355,393	4.00	12,944,241	5.00

December 31, 2008
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$24,445,615	10.96%	$17,840,749	8.00%	$22,300,936	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,638,698	9.70	8,920,375	4.00	13,380,562	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,638,698	8.30	10,423,367	4.00	13,029,208	5.00
The Company and the Bank are subject to regulatory guidance requiring prior written consent to pay dividends in order to preserve capital given the asset quality and overall financial condition of both entities. Additionally, regulatory guidance requires the Bank to maintain a tier one capital to tangible assets ratio (Leverage Ratio) equal to or exceeding 8 percent at each quarter end. The Bank’s Leverage Ratio at June 30, 2009 was 8.66%.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16.	OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Unrealized holding gains (losses) on available-for-sale securities	$(110,686)	$(173,308)	$(90,808)	$67,371
Less reclassification adjustments for (gains) and losses recognized in income	(143,903)	0	(273,010)	0

Net unrealized gain (loss)	(254,589)	(173,308)	(363,818)	67,371
Tax effect	37,138	(58,925)	0	(22,906)

Other comprehensive income (loss)	$(217,451)	$(114,383)	$(363,818)	$(44,465)

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, through June 30, 2009 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2009 to that at December 31, 2008. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2009 as compared to the same periods of 2008. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.
This discussion and analysis and other sections of this Form 10-Q contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company and Community Shores Financial Services. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
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
FINANCIAL CONDITION
Total assets decreased by $7.2 million to $248.4 million at June 30, 2009 from $255.6 million at December 31, 2008. This is a 2.8% decrease in assets during the first half of 2009. Balance sheet reduction mostly consisted of a net decrease of $11.1 million in the loan portfolio offset by increases to loans held for sale and the investment portfolio.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Securities increased $2.4 million since December 31, 2008. During the first half of the year the Company implemented a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. Going forward it is not the Company’s intent to continue this practice. The activity in the first six month of the year included purchases of $10.8 million, maturities of $3.1 million and sales of $5.2 million. The gain associated with the sales was $273,000. The Bank’s security portfolio was nearly 100% pledged at year-end 2008. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases throughout 2009.
Total loans (held for investment) decreased $12.9 million and were $192.3 million at June 30, 2009 down from $205.2 million at December 31, 2008. The decrease is evidenced by a decline of $8.4 million in the commercial and commercial real estate portfolios and a decline of $3.8 million in the consumer loan portfolio. A portion of the decrease was attributable to charge offs of $2.3 million in the first half of 2009; the rest was various loan payoffs. The Bank’s underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loans is unfortunate, management feels that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment. In spite of these decreases, the concentration of commercial and commercial real estate loans was 78% similar to a level of 77% at year-end 2008.
Other lending activity during the first six months of 2009 included $18.2 million of residential mortgage loan originations and $17.4 million of residential mortgage loan sales. The associated gain on the loan sales was $207,000. These results compare to mortgage originations of $15.4 million, sales of $15.7 million and gains of $203,000 occurring in the first half of 2008. There was no Small Business Association (“SBA”) lending activity in the first half of 2009. In the first half of 2008, there were SBA originations of $422,000, sales of $1.4 million and gains of $52,000. Given the economic conditions and the tightening of credit standards, SBA loan originations are anticipated to be lower in 2009.
The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1. The loan maturities and rate sensitivity of the loan portfolio at June 30, 2009 are set forth below:

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial, financial and other	$23,689,710	$25,796,159	$21,826,264	$3,112,842	$74,424,975
Real estate:
commercial	10,824,471	18,558,381	43,917,492	1,764,730	75,065,074
construction	2,165,887	531,370	0	482,949	3,180,206
mortgages	119,616	386,639	2,385,734	13,375,306	16,267,295
Consumer	1,296,866	2,994,703	15,366,976	3,677,899	23,336,444

	$38,096,550	$48,267,252	$83,496,466	$22,413,726	$192,273,994

Loans at fixed rates	7,528,141	24,327,872	75,870,153	22,302,860	130,029,026
Loans at variable rates	30,568,410	23,939,379	7,626,313	110,866	62,244,968

	$38,096,551	$48,267,251	$83,496,466	$22,413,726	$192,273,994

At June 30, 2009, there were 68% of the loan balances carrying a fixed rate and 32% a floating rate and only 12% of the entire portfolio had a contractual maturity longer than five years. During 2008 there was an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans that were removed from the loan portfolio and some is customer preference initially or during refinancing. Having a larger concentration of fixed rate loans is helpful in this declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations. The maturity distribution of the loan portfolio has lengthened with the continued activity in the mortgage business line however the focus is on sale into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms involved in mortgage products.
Another risk included as part of the Bank’s risk management program is credit risk estimation. The balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank’s credit policy. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a credit resulting in an allocation being made to the allowance for that particular loan. There are occasions when an impaired loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss a specifically identified loan must be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero. The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the portfolio analysis.
At June 30, 2009 there were $4.8 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loans losses. During the first half of 2009, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
During the first six months of 2009, $478,000 was added to the allowance through the provision expense. At June 30, 2009, the allowance totaled $2.6 million or approximately 1.31% of gross loans outstanding, compared to 2.12% at December 31, 2008. Many of the loans that were charged off in the first half of 2009 were fully allocated for or as referenced above some of the impaired loans that were charged down require no reserve allocation based on the outcome of the quarterly collateral analysis. Impaired loans with an allocated allowance decreased $3.5 million since December 31, 2008 and the impaired loans requiring no allocated allowance for loan losses increased by $2.1 million since year-end 2008.
The allocation of the allowance at June 30, 2009 was as follows:

	June 30, 2009		December 31, 2008
		Percent of		Percent of
		Allowance		Allowance
		Related to		Related to
	Amount	Loan Category	Amount	Loan Category

Balance at End of Period Applicable to:
Commercial	$1,142,524	1.5%	$2,640,269	3.4%
Real estate:
Commercial	1,053,536	1.4	1,237,913	1.5
Residential	71,788	0.4	104,033	0.6
Construction	34,982	1.1	49,667	1.3
Consumer	255,711	1.1	319,021	1.2

Total	$2,558,541	1.3%	$4,350,903	2.1%

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2009 compared to those at year-end 2008 and the corresponding change related to those two periods.

			Increase
	June 30, 2009	December 31, 2008	(Decrease)

Loans Past Due:
30-59 days	$596,761	$3,182,098	$(2,585,337)
60-89 days	2,600,629	1,257,315	1,343,314
90 days and greater	635,884	79,828	556,056
Non accrual loans	5,858,264	5,779,835	78,429
Since year-end 2008, overall past due and non-accrual loans have decreased by $607,538.
Loans past due 30-59 days have decreased drastically since year-end 2008. The decrease of $2.6 million is comprised of the following actions: $1.3 million either paid off or became current on payments and $1.1 million became more delinquent or actually impaired.
Two loans in the 60-89 day past due total at June 30, 2009, comprised essentially all of the increase in this past due category since year-end 2008. One loan is collateralized by a mobile home park and the Bank is in the process of getting an appraisal on the land and is considering a temporary troubled debt restructure. The other delinquency is a land development loan. The Bank is working with the borrowers as they restructure other debt to provide cash flow to bring the loan current.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Loans ninety days past due and greater increased by $556,000 since year-end 2008. Three unrelated customers are largely responsible for the overall increase. One loan for $172,000 is in the foreclosure process. One relationship for $152,000 was placed on non accrual in July. The debt is well collateralized and the Bank does not anticipate any loss. The last loan for $219,000 is rental property that is not cash flowing due to loss of tenants. The debt is well collateralized and the Bank is working with the customer to provide short term payment relief while new tenants are pursued.
The Bank’s non-accrual loans have remained at relatively the same level since December 31, 2008 although the activity within the category has been significant. During the first quarter of 2009, eleven notes that were on non accrual status at year-end 2008 were charged off. During the second quarter of 2009, thirteen new loans were added thus the net balance change for the activity was an increase of $78,000.
Overall net charge-offs for the second quarter and first six months of 2009 were $311,000 and $2.3 million compared to $281,000 and $590,000 for the comparable periods in 2008. The corresponding ratios of net charge-offs to average loans for the second quarter and first half of 2009 were 0.64% and 2.29% compared to 0.51% and 0.52% for the second quarter and first half of 2008. There were 38 loans charged off or down to collateral value in the first half of 2009. Given the rise in non performing assets over the past year and the continued economic deterioration, it is likely that charge off ratios may remain elevated for a period of time.
Foreclosed assets rose $857,000 since December 31, 2008. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first half of 2009 properties with a value of $1.1 million were added, one property was sold for $93,000 and other held properties were written down by $120,000. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At June 30, 2009, there were thirty-four real properties compared to nine at June 30, 2008. The Bank was also holding one high end boat at both June 30, 2008 and 2009. If any relinquished asset is sold for less than it is being held further losses could result.
Deferred tax assets are included in the other asset category. There were no net deferred tax assets at June 30, 2009 which is a decrease of $986,000 since year-end 2008. Statement of Financial Accounting Standards 109 (“SFAS 109”), “Accounting for Income Taxes,” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS 109, the Company reviewed the components of its deferred tax asset and determined that a valuation allowance should be established based on the duration of the Company’s reported losses and the general market conditions within which the Company is operating. The valuation allowance can be reversed once a trend of profitability returns.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Deposit balances were $211.7 million at June 30, 2009 down from $219.6 million at December 31, 2008. Total deposits have declined $7.9 million or 4% since year-end 2008. Non interest bearing deposits grew $4.0 million or 21% since year-end 2008. In addition to Bank-wide incentive programs targeted at growing these types of deposits, the FDIC has temporarily increased its insurance program from $100,000 to $250,000 allowing a customer to keep larger insured balances on deposit.
Interest bearing checking and money market accounts grew $14.1 million. Growth is due to several of the Bank’s large public fund customers increasing their holdings since year-end.
Savings accounts were $9.1 million at June 30, 2009. These account types decreased $1.8 million since year-end 2008. A majority of the decline is in the Bank’s Premium Sweep Savings accounts which mostly consist of business customers.
Total time deposits decreased by a net figure of $24.2 million since December 31, 2008. Local time deposits decreased $4.0 million and brokered deposits decreased by $20.2 million. The concentration of brokered deposits to total deposits was reduced to 28% at June 30, 2009 from 36% at December 31, 2008. The Bank’s current liquidity position, its short term liquidity projection and the cost relative to local deposits are all factors which are considered when increasing or decreasing brokered deposits. Additional brokered deposits are likely to mature without being replaced for the remainder of 2009.
The Company has a $5 million revolving line of credit with Fifth Third Bank (“Fifth Third”) that is coming due on September 1, 2009. The Company has enough liquidity to pay the interest due at maturity but not to pay off the outstanding balance, it is necessary to renegotiate the terms of the debt. Management is in the process of working on the details with Fifth Third. Given the tightening in the credit market it is a possibility that the loan will begin to amortize (principal and interest payments due), may have a rate increase and require a change in the supporting collateral.
Shareholders’ equity totaled $13.0 million and $14.9 million at June 30, 2009 and December 31, 2008 respectively. The operating losses recorded in the first half were coupled with a decrease in accumulated other comprehensive income (security market value adjustments).
RESULTS OF OPERATIONS
The net loss for the first six months of 2009 was $1.6 million which was $1.6 million higher than the similar period in 2008. The corresponding basic and diluted earnings (loss) per share for the first six months of 2009 were $(1.09) compared to $0.03 for 2008. Year to date 2009 earnings were impacted by the establishment of a deferred tax valuation allowance in the second quarter of the year.
The Company recorded net loss of $1.3 million for the second quarter of 2009 while the same period in 2008 netted earnings of $11,000. The corresponding basic and diluted earnings per share were $(0.91) for the second quarter of 2009 and $.01 for the same period in 2008.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
For the first six months and second quarter of 2009, the annualized return on the Company’s average total assets was (1.24)% and (2.06)%, respectively, which is down from 0.03% and 0.02% annualized return for the same periods in 2008. The Company’s annualized return on average equity was (22.16)% and (37.04)% for the first six months and second quarter of 2009 and 0.55% and 0.28% for the first six months and second quarter of 2008. The ratio of average equity to average assets was 5.61% and 5.57% for the first six months and second quarter of 2009 and 5.69% and 5.77% for the same periods in 2008.
A large portion of revenue is net interest income. The net interest income and corresponding net interest margin were similar between the first six months of 2008 and that of 2009. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Six months ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Federal funds sold and interest- bearing deposits with other financial institutions	$9,425,983	$23,512	0.50%	$12,229,117	$151,355	2.48%
Securities	27,352,763	574,848	4.20	20,206,816	503,665	4.99
Loans (including held for sale and non accrual)	198,346,087	6,271,428	6.32	225,799,177	7,814,750	6.92

	235,124,833	6,869,788	5.84	258,235,110	8,469,770	6.56
Other assets	23,502,650			16,840,158

	$258,627,483			$275,075,268

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$201,976,379	$3,207,679	3.18	$221,553,070	$4,414,159	3.98
Federal funds purchased, repurchase agreements and Federal Reserve Bank borrowings	6,119,831	19,639	0.64	4,383,266	36,564	1.67
Subordinated Debentures, Note
Payable and Federal Home Loan Bank Advances	14,951,934	343,393	4.59	14,701,029	404,847	5.51

	223,048,144	3,570,711	3.20	240,637,365	4,855,570	4.04

Non-interest bearing deposits	20,414,688			18,109,919
Other liabilities	659,101			679,573
Shareholders’ Equity	14,505,550			15,648,411

	$258,627,483			$275,075,268

Net interest income (tax equivalent basis)		3,299,077			3,614,200
Net interest spread on earning assets (tax equivalent basis)			2.64%			2.52%

Net interest margin on earning assets (tax equivalent basis)			2.81%			2.80%

Average interest-earning assets to average interest-bearing liabilities			105.41%			107.31%

Tax equivalent adjustment		74,304			75,097

Net interest income		$3,224,773			$3,539,103

The tax equivalent net interest spread on average earning assets increased 12 basis points to 2.64% since June 30, 2008. The tax equivalent net interest margin increased by 1 basis point from 2.80% at June 30, 2008 to 2.81% at June 30, 2009. The tax equivalent net interest income for the first six months of 2009 was $3.2 million compared to a figure of $3.5 million for the same six months in 2008. The Company recorded $315,000 less net interest income although there were $23.1 million less average earning assets on the books.
The average rate earned on interest earning assets was 5.84% for the six months ended June 30, 2009 compared to 6.56% for the same period in 2008. The main contributing factor was the 60 basis point decrease in the yield on loans, the Bank’s largest earning asset category. The Bank’s average internal prime rate was 66 basis points lower between the first six months of 2009 and that of 2008. Currently, the Bank’s internal prime lending rate stands at 5.00% and has been stable since May 2008. During

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
the fourth quarter of 2008, the Bank chose not to move its prime lending rate down in tandem with the Federal Open Market Committee (“FOMC”) rate decreases. Most of the Bank’s floating rate loans are based on Community Shores Bank’s internal prime rate. One factor for management’s decision was the inflated cost of funds in the immediate market area. It is not certain whether future changes made by the FOMC will be adopted by management. A stable base lending rate should help to sustain the margin and potentially improve it as the cost of funds decreases.
Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and Notes Payable decreased by 84 basis points for the first six months of 2009 compared to the first six months of 2008. A majority of the Bank’s deposits have structured maturities. As these deposits mature, the Bank considers its current and projected liquidity position and lets deposits go if there is adequate cash on hand. As shown in the interest sensitivity table on page 32, from July 1, 2009 through June 30, 2010, $58.8 million of time deposits will mature and potentially reprice to current market rates. The weighted average rate on these deposits is over 200 basis points higher than current market rates. Based on the current financial environment and local competition, it is likely that these deposits will only reprice on average 100-150 basis points less. Although this is helpful for net interest margin improvement in the short term it is management’s long term goal to adjust the mix of deposits to be less heavily dependent on time deposits. Demand type accounts generally cost less. Slowly the Bank’s branching system is making progress towards increasing demand account relationships. In the past twelve months the number of demand and savings accounts has increased by nearly 5%.
The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2009 and 2008 is in the table below.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three months ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Federal funds sold and interest- bearing deposits with other financial institutions	$11,911,328	$17,817	0.60%	$13,285,444	$66,978	2.02%
Securities	28,559,536	275,486	3.86	20,095,034	251,367	5.00
Loans (including held for sale and non accrual)	195,487,447	3,100,128	6.34	220,820,334	3,669,248	6.65
	235,958,311	3,393,431	5.75	254,200,812	3,987,593	6.27
Other assets	22,922,576			16,802,463
	$258,880,887			$271,003,275

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$199,888,525	$1,528,441	3.06	$216,338,298	$2,061,904	3.81
Federal funds purchased, repur- chase agreements and Federal Reserve Bank borrowings	6,940,470	12,514	0.72	4,396,492	14,462	1.32
Subordinated Debentures, Note Payable and Federal Home Loan Bank Advances	15,201,099	173,938	4.58	14,700,000	184,278	5.01
	222,030,094	1,714,893	3.09	235,434,790	2,260,644	3.84

Non-interest bearing deposits	21,687,792			19,163,239
Other liabilities	736,288			776,398
Shareholders’ Equity	14,426,713			15,628,848
	$258,880,887			$271,003,275

Net interest income (tax equivalent basis)		1,678,538			1,726,949
Net interest spread on earning assets (tax equivalent basis)			2.66%			2.43%

Net interest margin on earning assets (tax equivalent basis)			2.85%			2.72%

Average interest-earning assets to average interest-bearing liabilities			106.27%			107.97%

Tax equivalent adjustment		36,011			38,293

Net interest income		$1,642,527			$1,688,656

Similar to the comparison of the year to date net interest income results above; there was a decrease in tax equivalent net interest income between the second quarter results of 2009 and that of 2008. Tax equivalent net interest income decreased by $48,000 but the blended rate earned on the average earning assets fell by 52 basis points. There were $18.2 million less average earning assets between the second quarter of 2009 and the second quarter of 2008. The cost of funds was 75 basis points lower in the second quarter of 2009 compared to the similar quarter in 2008. The decrease in the cost of funds more than offset the decrease in the average rate earned on assets increasing the tax equivalent net interest spread and margin. The tax equivalent net interest spread and margin rose by 23 and 13 basis points respectively between the second quarter of 2008 and the similar period in 2009. The second half of 2009 should continue to reflect improvements in the net interest margin as time deposits mature and go off the balance sheet or reprice to current market rates.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As the Bank strives to change its deposit mix and future changes in the Bank’s internal prime lending rate are uncertain, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.
The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment. Details of the repricing gap at June 30, 2009 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits in other financial institutions	$2,328,577	$0	$0	$0	$2,328,577
Federal Funds Sold	0	0	0	0	0
Securities (including FHLB stock)	1,061,096	5,949,204	16,660,706	4,539,458	28,210,464
Loans Held for Sale	19,586	77,201	461,808	2,776,166	3,334,761
Loans[1]	81,188,337	21,600,641	74,090,145	15,394,871	192,273,994

	84,597,596	27,627,046	91,212,659	22,710,495	226,147,796
Interest-bearing liabilities
Savings and checking	58,325,997	0	0	0	58,325,997
Time deposits <$100,000	6,029,303	16,356,768	15,115,790	0	37,501,861
Time deposits >$100,000	12,076,913	24,306,773	56,348,693	0	92,732,379
Repurchase agreements and Federal funds purchased	7,576,367	0	0	0	7,576,367
Subordinated Debt and Federal Home Loan Bank Advances	15,500,000	0	0	0	15,500,000

	99,508,580	40,663,541	71,464,483	0	211,636,604
Net asset (liability) repricing gap	$(14,910,984)	$(13,036,495)	$19,748,176	$22,710,495	$14,511,192

Cumulative net asset (liability) Repricing gap	$(14,910,984)	$(27,947,479)	$(8,199,303)	$14,511,192

[1]	Includes non accrual loans.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company’s internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company’s June 30, 2009 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.
The provision for loan losses for the second quarter and the first six months of 2009 were $130,000 and $478,000 compared to figures of $153,000 and $384,000 for the same periods in 2008. Expenses in both time periods are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. In the second quarter and first half of both 2009 and 2008, loan charge-offs exceeded the provision expense. This happens when there is already allocated loan loss reserves for the impaired credits prior to the charge off occurring. Of the $2.3 million in chargeoffs taken in the first half of 2009, $1.9 million were specifically reserved at December 31, 2008. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending.
Non-interest income recorded in the first six months of both 2008 and 2009 totaled $1.2 million. There were a few differences between the two periods. Included in 2009’s first half total were security gains of $273,000 which mostly offset declines in the sale of loans, the disposition of real estate and other fee income. In 2008 the total included a gain of $142,000 on the sale of foreclosed property as well as $118,000 other non interest income received from a court settlement on foreclosed property written off in 2006.
Non-interest income for the second quarter of 2009 was $35,000 more than the $604,000 recorded in the same quarter of 2008. In 2009’s second quarter there were security sales gains of $144,000 whereas 2008’s second quarter included $118,000 of miscellaneous income from the court settlement referenced above.
Non-interest expenses for the first six months of 2009 were $4.6 million compared to a total of $4.4 million for 2008, an increase of 4%. The second quarter non-interest expense total was $2.3 million for 2009 and $2.1 million for 2008, an increase of 9%. The notable variances among the individual categories were in the areas of salaries and benefits, foreclosed asset impairment charges, FDIC insurance premiums and loan collection expenses which fall into the other expense category.
Salaries and benefit expenses totaled $2.2 million for the first six months of 2009 compared to $2.4 million in the first half of 2008. During the first quarter of 2008 the Bank implemented a reduction in work force decreasing its average full time equivalent staff by seven. As a result of this action salaries and benefit expenses were $214,000 less in the first half of 2009 compared to the first half of 2008. In the second quarter of 2009, salary and benefits totaled $1.1 million and were $113,000 less than 2008’s second quarter. There have been further reductions in full time equivalent staff positions. As turnover occurs management has only selectively filled vacancies resulting in a further reduction of six employees.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
There were foreclosed asset impairment charges of $36,000 and $120,000 in the second quarter and first six months of 2009 compared to none in either of the similar periods of 2008. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Since the balance of foreclosed property has grown substantially since 2007, it is possible that foreclosed real property impairment charges will continue. At June 30, 2009, foreclosed assets totaled $6.7 million.
Other non interest expenses in the second quarter and first half of 2009 were $627,000 and $1.1 million reflecting increases of $269,000 and $349,000 over the similar periods in 2008. FDIC insurance premiums were $204,000 more in the second quarter of 2009 compared to that of 2008. On a year to date basis, FDIC insurance premiums were $254,000 more in the first half of 2009 compared to the first half of 2008. Beginning in 2007, the FDIC dramatically changed its premium assessments, particularly for deNovo banks that had never paid into the Deposit Insurance Fund (“DIF”). The DIF is used to reimburse customers for insured deposits when a bank fails. Recent bank failures have reduced the DIF causing the FDIC to increase premiums for 2009. The Bank estimates that its premiums will rise to approximately $553,000 in 2009. Additionally, the FDIC imposed an emergency special assessment to restore the DIF to the minimum level required by law. Although the emergency special assessment will not be collected until September 30, 2009, the expense was accrued in the second quarter of 2009. The Bank’s obligation for the emergency special assessment was estimated to be $114,000. Loan collection and repossession expenses were $145,000 and $280,000 for the second quarter and first half of 2009. Expenses of this nature increased $97,000 for the second quarter and $171,000 for the first six months of 2009 as compared to the totals in 2008. With the rise in troubled assets, it is likely that expenses in this category may continue increasing.
Income tax expense was $1.2 million for the second quarter and $1.0 million for the first half of 2009 compared to federal tax benefits of $21,000 and $30,000 for the comparable periods in 2008. The increase is primarily the result of establishing a deferred tax valuation allowance of $986,000 in the second quarter.
Statement of Financial Accounting Standards No. 109-Accounting for Income Taxes (“SFAS 109”), requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS 109, we reviewed our deferred tax asset and determined that a valuation allowance for the entire balance should be established given the Company’s net loss in both 2007 and 2008 and the negative trend of earnings recorded in the first two quarters of 2009 as well as the distressed economic environment and its negative affect on the banking industry.

COMMUNITY SHORES BANK CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2009. There have been no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMMUNITY SHORES BANK CORPORATION
PART II – OTHER INFORMATION
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At its annual meeting held on May 14, 2009, the Company’s shareholders voted to elect two Class II Directors, Steven P. Moreland and Roger W. Spoelman, each for a three year term expiring at the annual meeting of the shareholders of the Company in 2012. The results of the election were as follows:

	Votes	Votes	Votes	Broker Non-
Nominee	For	Withheld	Abstained	Votes

Steven P. Moreland	1,027,223	224,882	0	0
Roger W. Spoelman	1,027,555	224,550	0	0
In addition to the reelection of Messrs. Moreland and Spoelman as directors, the terms for the following directors (who were not up for election) continued after the annual meeting: Robert L. Chandonnet, Gary F. Bogner, Heather D. Brolick, Bruce J. Essex, Bruce C. Rice and Jonathan L. Smith.
Finally, shareholders voted to ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accountants for 2009. The result of the vote was as follows:

Votes	Votes	Votes	Broker Non-
For	Against	Abstained	votes

1,112,375	38,973	100,787	0

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

COMMUNITY SHORES BANK CORPORATION

August 14, 2009	By:	/s/ Heather D. Brolick

Date		Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 14, 2009	By:	/s/ Tracey A. Welsh

Date		Tracey A. Welsh
Senior Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.