Form 10-Q
period 2009-09-30
COMMUNITY SHORES BANK CORP
filed 2009-11-13
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☐ Yes ☑ No
At November 13, 2009, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from financial institutions	$3,013,420	$3,192,789
Interest-bearing deposits in other financial institutions	2,316,738	2,479,012

Total cash and cash equivalents	5,330,158	5,671,801

Securities
Available for sale (at fair value)	22,833,676	18,769,970
Held to maturity (fair value of $6,302,636 at September 30, 2009 and $6,706,991 at December 31, 2008)	6,094,131	6,609,620

Total securities	28,927,807	25,379,590

Loans held for sale	1,439,564	2,354,956
Loans	187,885,202	205,153,203
Less: Allowance for loan losses	2,790,416	4,350,903

Net loans	185,094,786	200,802,300

Federal Home Loan Bank stock	404,100	404,100
Premises and equipment, net	11,384,618	11,869,741
Accrued interest receivable	950,944	1,004,552
Foreclosed assets	6,524,040	5,884,093
Other assets	1,171,626	2,240,831

Total assets	$241,227,643	$255,611,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$21,567,499	$19,135,831
Interest bearing	181,814,969	200,429,709

Total deposits	203,382,468	219,565,540

Federal funds purchased and repurchase agreements	9,150,085	5,813,605
Federal Home Loan Bank advances	6,000,000	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes Payable	5,000,000	4,200,000
Accrued expenses and other liabilities	563,831	586,365

Total liabilities	228,596,384	240,665,510

Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 at September 30, 2009 and December 31, 2008	13,296,691	13,296,691
Retained earnings (deficit)	(945,421)	1,228,084
Accumulated other comprehensive income	279,989	421,679

Total shareholders’ equity	12,631,259	14,946,454

Total liabilities and shareholders’ equity	$241,227,643	$255,611,964

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest and dividend income
Loans, including fees	$3,104,682	$3,632,211	$9,376,110	$11,446,961
Securities	230,606	207,745	731,150	636,313
Federal funds sold, FHLB dividends and other income	8,728	37,986	32,240	189,341

Total interest income	3,344,016	3,877,942	10,139,500	12,272,615
Interest expense
Deposits	1,357,813	1,917,529	4,565,492	6,331,688
Repurchase agreements and federal funds purchased	16,653	17,154	36,292	53,718
Federal Home Loan Bank advances and notes payable	171,614	193,532	515,007	598,379

Total interest expense	1,546,080	2,128,215	5,116,791	6,983,785

Net interest income	1,797,936	1,749,727	5,022,709	5,288,830
Provision for loan losses	444,900	94,515	923,300	478,599

Net interest income after provision for loan losses	1,353,036	1,655,212	4,099,409	4,810,231
Noninterest income
Service charges on deposit accounts	236,544	259,411	682,928	742,464
Mortgage loan referral fees	1,694	0	17,114	0
Gain on sale of loans	64,312	64,235	271,054	319,734
Gain on sale of securities	0	0	273,010	0
Gain (loss) on disposal of other real estate	(11,046)	0	(22,087)	142,324
Other	113,517	114,923	399,354	480,876

Total noninterest income	405,021	438,569	1,621,373	1,685,398

Noninterest expense
Salaries and employee benefits	1,016,636	1,094,695	3,221,516	3,513,621
Occupancy	155,044	162,155	485,508	489,586
Furniture and equipment	165,540	174,885	503,397	517,529
Advertising	28,028	33,968	60,245	89,395
Data processing	118,442	120,755	370,897	356,918
Professional services	142,906	115,082	371,753	395,227
Foreclosed asset impairment	178,320	0	298,062	0
Other	519,548	397,115	1,596,948	1,125,273

Total noninterest expense	2,324,464	2,098,655	6,908,326	6,487,549

Income (loss) before income taxes	(566,407)	(4,874)	(1,187,544)	8,080
Federal income tax expense (benefit)	0	(17,350)	985,961	(47,172)

Net Income (loss)	$(566,407)	$12,476	$(2,173,505)	$55,252

Comprehensive income (loss)	$(344,279)	$56,018	$(2,315,195)	$54,329

Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Basic EPS	$(0.39)	$0.01	$(1.48)	$0.04

Diluted EPS	$(0.39)	$0.01	$(1.48)	$0.04

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2008	1,468,800	$13,296,691	$2,255,543	$62,091	$15,614,325

Comprehensive income:
Net income			55,252		55,252
Unrealized loss on securities available for sale				(923)	(923)

Total comprehensive income					54,329

Balance at September 30, 2008	1,468,800	$13,296,691	$2,310,795	$61,168	$15,668,654

Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive income:
Net loss			(2,173,505)		(2,173,505)
Unrealized loss on securities available for sale				(141,690)	(141,690)

Total comprehensive loss					(2,315,195)

Balance at September 30, 2009	1,468,800	$13,296,691	$(945,421)	$279,989	$12,631,259

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASHFLOW
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net Income (loss)	$(2,173,505)	$55,252
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	923,300	478,599
Depreciation and amortization	511,161	527,665
Net amortization of securities	78,468	7,433
Gain on sale of securities	(273,010)	0
Gain on sale of loans	(271,054)	(319,734)
(Gain) Loss on disposal of other real estate owned	22,087	(142,324)
Foreclosed asset impairment	298,062	0
Loans originated for sale	(22,323,669)	(20,701,493)
Proceeds from loan sales	23,510,115	21,813,803
Establish deferred tax asset valuation	1,203,189	0
Net change in:
Accrued interest receivable and other assets	(80,376)	475,471
Accrued interest payable and other liabilities	(22,534)	34,374

Net cash from (used in) operating activities	1,402,234	2,229,046
Cash flows from investing activities
Activity in available for sale securities:
Sales	5,184,686	0
Maturities, prepayments and calls	3,646,343	1,387,811
Purchases	(12,831,394)	(534,500)
Activity in held to maturity securities:
Maturities, prepayments and calls	505,000	0
Loan originations and payments, net	13,703,745	9,466,105
Additions to premises and equipment, net	(26,038)	(74,669)
Proceeds from the sale of other real estate owned	120,373	588,419

Net cash from (used in) investing activities	10,302,715	10,833,166
Cash flow from financing activities
Net change in deposits	(16,183,072)	(16,664,396)
Net change in federal funds purchased and repurchase agreements	3,336,480	14,333
Other borrowing activity:
Draws on note payable and line of credit	800,000	0
Paydown on note payable	0	(6,043)

Net cash (used in) from financing activities	(12,046,592)	(16,656,106)
Net change in cash and cash equivalents	(341,643)	(3,736,218)
Beginning cash and cash equivalents	5,671,801	7,876,916

Ending cash and cash equivalents	$5,330,158	$4,140,698

Supplemental cash flow information:
Cash paid during the period for interest	$4,491,184	$7,010,832
Cash paid during the period for federal income tax	0	0
Transfers from loans to foreclosed assets	1,080,469	2,267,737
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2009 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2008. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In March 2008, the FASB issued ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. ASC 815 amends and expands the disclosure requirements for derivative instruments and hedging activities. It requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard had no effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued ASC Topic 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This Topic addresses whether these types of instruments are participating prior to vesting and, therefore need to be included in the earning allocation in computing earnings per share under the two class method described in FASB Statement No. 128, “Earnings Per Share”. This Topic is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of this FSP on January 1, 2009 had no effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC Topic 320, Investments- Debt and Equity Investments which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The Topic requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the above criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the Topic expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Topic on June 30, 2009 had no effect on the Company’s results of operations or financial position.

In May, 2009, the FASB issued ASC Topic 855. This Topic adopts part of the auditing literature regarding subsequent event transactions into the accounting standards. Though the criteria used to measure subsequent events did not change, the relevant terms of Type 1 and Type 2 subsequent events were changed to ‘recognized subsequent events’ and ‘nonrecognized subsequent events’ respectively. This standard also requires public companies to disclose the date upon which subsequent events were measured, which is the date the financial statements are filed with the Securities and Exchange Commission (SEC). The Company evaluated subsequent events as of and through the date November 13, 2009 which is the date the financial statements were issued.

In July 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. The objective of this statement is to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. References to GAAP in these Notes to the Consolidated Financial Statements are provided under the Codification structure where applicable.

In April 2009, the FASB issued ASC Topic 820 “Fair Value Measurements and Disclosures.” This Topic emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS (Continued):

sale) between market participants. The Topic provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The Topic also requires increased disclosures. This Topic is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this Topic had no effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC Topic 825 “Financial Instruments”. This Topic amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This Topic is effective for interim reporting periods ending after June 15, 2009. The adoption of this Topic had no effect on the Company’s results of operations or financial position.
2.	SECURITIES

The following tables represent the securities held in the Company’s portfolio at September 30, 2009 and at December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$14,890,048	$194,673	$(889)	$15,083,832
Municipal securities	1,145,512	38,395	0	1,183,907
Mortgage-backed securities-residential	6,300,898	266,761	(1,722)	6,565,937

	$22,336,458	$499,829	$(2,611)	$22,833,676

Held to maturity:
Municipal securities	$6,094,131	$208,505	$0	$6,302,636

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$6,609,324	$297,146	$0	$6,906,470
Municipal securities	869,663	20,879	0	890,542
Mortgage-backed securities-residential	10,652,075	326,285	(5,402)	10,972,958

	$18,131,062	$644,310	$(5,402)	$18,769,970

Held to maturity:
Municipal securities	$6,609,620	$105,373	$(8,002)	$6,706,991

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES (Continued)

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2009:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$507,337	$511,575	$0	$0
Due from one to five years	14,987,172	15,204,880	1,392,170	1,447,699
Due from five to ten years	541,051	551,284	4,701,961	4,854,937
Due in more than ten years	0	0	0	0
Mortgage-backed-residential	6,300,898	6,565,937	0	0

	$22,336,458	$22,833,676	$6,094,131	$6,302,636

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

US Government and federal agency	$499,111	$(889)	$0	$0	$499,111	$(889)
Mortgage-backed securities-residential	386,135	(1,722)	0	0	386,135	(1,722)

	$885,246	$(2,611)	$0	$0	$885,246	$(2,611)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities-residential	$604,457	$(5,402)	$0	$0	$604,457	$(5,402)

	$604,457	$(5,402)	$0	$0	$604,457	$(5,402)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity	Value	Losses	Value	Losses	Value	Losses

Municipal securities	$701,998	$(8,002)	$0	$0	$701,998	$(8,002)

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES (Continued)

Proceeds from sales and calls of securities available for sale were $6,189,686 for the nine months ended September 30, 2009 and there were no proceeds for the nine months ended September 30, 2008. Gross gains of $273,010 were realized on these sales during 2009, and no gains were realized for 2008. There were no gross losses realized on these sales during 2009 or 2008.

Proceeds from sales and calls of securities available for sale were $500,000 for the three months ended September 30, 2009 and there were no proceeds for the three months ended September 30, 2008. There were no gross gains or losses realized on these calls or sales during 2009 or 2008.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI under ASC Topic 320, “Investments-Debt and Equity Instruments”.

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

At September 30, 2009, four debt securities had unrealized losses with aggregate depreciation of 0.29% from the Company’s amortized cost basis. All of the securities are issued by government agencies. During the first half of the year the Company implemented a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. Going forward it is not the Company’s intent to continue this practice. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material, is deemed to be market driven and the depreciation in value is not considered to be other-than-temporary.

Mortgage-backed Securities

At September 30, 2009, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.45% at September 30, 2009. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
3.	LOANS

The components of the outstanding loan balances:

	September 30, 2009	December 31, 2008

Commercial	$72,134,969	$76,710,342
Real Estate:
Commercial	72,641,815	81,257,794
Residential	17,867,439	16,275,219
Construction	2,014,761	3,850,176
Consumer	23,296,985	27,146,251

Subtotal:	187,955,969	205,239,782
Allowance for loan losses	(2,790,416)	(4,350,903)
Net deferred loan fees	(70,767)	(86,579)

Loans, Net	$185,094,786	$200,802,300

Loans held for sale totaled $1,439,564 at September 30, 2009 and $2,354,956 at December 31, 2008.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/09	9/30/08	9/30/09	9/30/08

Beginning Balance	2,558,541	3,397,169	4,350,903	3,602,948

Charge-offs
Commercial	(152,939)	(201,708)	(2,286,752)	(399,682)
Real Estate-Commercial	(1,837)	(13,896)	(40,439)	(257,721)
Real Estate-Residential	0	0	0	(38,601)
Consumer	(77,688)	(3,906)	(202,773)	(159,793)

Total Charge-offs	(232,464)	(219,510)	(2,529,964)	(855,797)

Recoveries
Commercial	15,078	6,122	25,906	27,942
Real Estate-Commercial	0	0	150	0
Consumer	4,361	6,372	20,121	30,976

Total Recoveries	19,439	12,494	46,177	58,918

Net Charge-Offs	(213,025)	(207,016)	(2,483,787)	(796,879)

Provision for loan losses	444,900	94,515	923,300	478,599

Ending Balance	$2,790,416	$3,284,668	$2,790,416	$3,284,668

Impaired loans were as follows:

	09/30/09	12/31/08
End of period loans with no allocated allowance for loan losses	$7,151,371	$2,684,532
End of period loans with allocated allowance for loan losses	$5,571,538	9,092,437

Total	$12,722,909	$11,776,969

Amount of the allowance for loan losses allocated	$740,467	$2,465,185

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/09	9/30/08	9/30/09	9/30/08
Average of impaired loans during the period:	$11,879,712	$17,744,049	$11,201,141	$14,841,584
Interest income recognized during impairment:	77,123	235,817	231,393	578,567
Cash-basis interest income recognized:	57,360	194,110	200,683	547,478
Non-performing loans were as follows:

	9/30/09	12/31/08
Loans past due over 90 days still on accrual:	$1,620,696	$79,828
Non-accrual loans:	$6,724,683	$5,779,835
Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.	FORECLOSED ASSETS

Other real estate owned activity:

	September 30,	September 30,
	2009	2008
Beginning of year	$5,884,093	$567,000
Additions	1,080,469	2,267,737
Proceeds from sales	(120,373)	(446,095)
Losses from sales	(22,087)	0
Direct write-downs	(298,062)	0

End of period	$6,524,040	$2,388,642

Expenses related to foreclosed assets include:

	September 30,	September 30,
	2009	2008
Operating expenses, net of rental income	$156,201	$38,304
6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	September 30,	December 31,
	2009	2008
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	5,959,371	5,959,371
Furniture, fixtures and equipment	3,619,361	3,587,487
Construction in Process	17,618	23,454

	15,043,678	15,017,640
Less: accumulated depreciation	3,659,060	3,147,899

	$11,384,618	$11,869,741

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Non-interest bearing
Demand	$21,567,499	$19,135,831
Interest bearing
Checking	29,673,492	16,327,722
Money Market	19,578,787	18,784,620
Savings	8,695,984	10,891,294
Time, under $100,000	36,002,493	40,384,321
Time, over $100,000	87,864,213	114,041,752

Total Deposits	$203,382,468	$219,565,540

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings typically consist of repurchase agreements, borrowings from the Federal Reserve Bank and federal funds purchased. The September 30, 2009 and December 31, 2008 information was as follows:

	Repurchase	Federal Funds	Borrowings
	Agreements	Purchased	From FRB
Outstanding at September 30, 2009	$9,150,085	$0	$0
Average interest rate at period end	0.69%	0.00%	0.00%
Average balance during period	6,857,450	0	88,755
Average interest rate during period	0.70%	0.00%	0.50%
Maximum month end balance during period	9,150,085	0	2,120,000

Outstanding at December 31, 2008	$5,813,605	$0	$0
Average interest rate at year end	0.50%	0.00%	0.00%
Average balance during year	4,604,290	55,497	128,937
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	0	0
9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow an additional $213,547. Each borrowing requires a direct pledge of securities or loans. At September 30, 2009, the Bank had both loans and securities with a market value of $7,576,607 pledged to the Federal Home Loan Bank to support current borrowings. All three advances are at fixed interest rates with the FHLB having the option to convert to a floating rate index. Details of the Bank’s outstanding borrowings are:

	Current	September 30,	December 31,
Maturity Date	Interest Rate	2009	2008
March 24, 2010	5.99	1,500,000	1,500,000
November 3, 2010	5.95	2,000,000	2,000,000
December 13, 2010	5.10	2,500,000	2,500,000

		$6,000,000	$6,000,000
10.	SUBORDINATED DEBENTURES

Community Shores Capital Trust I (“the Trust”), a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.33% at September 30, 2009. The stated maturity is December 30, 2034. The securities are redeemable at par after five years and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th,

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

The Company has a $5 million revolving line of credit with Fifth Third Bank (“Fifth Third”). The total balance outstanding at September 30, 2009 was $5,000,000 and $4,200,000 at December 31, 2008. The outstanding principal bears interest at a rate of 100 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 4.25%. Interest is owed quarterly in arrears on the first business day of February, May, August, and November until the principal of this note is paid. The Company has enough liquidity to pay the interest due at maturity. The borrowings may be prepaid in whole or in part without any prepayment fee. The note matured on September 1, 2009 and was extended to December 1, 2009. As of September 1, 2009, the Company was not in compliance with the non performing asset ratios required in the debt covenants of the original note. The Company is currently working with Fifth Third to renegotiate the terms of the debt. Since the line is fully advanced it is likely that the debt will begin to amortize. Additionally, Fifth Third may require a different collateral structure to support the outstanding balance. Currently the collateral consists of all of the outstanding stock of the Bank.
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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2009 and December 31, 2008 follows:

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12. COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

	September 30,	December 31,
	2009	2008
Unused lines of credit and letters of credit	$27,364,638	$30,622,425
Commitments to make loans	105,193	80,758
Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash commitments.
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below for the periods ended September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
US Government and federal agency	$15,083,832	$0	$15,083,832	$0
Municipal securities	1,183,907	0	1,183,907	0
Mortgage-backed securities — residential	6,565,937	0	6,565,937	0
Servicing assets	46,337	0	46,337	0

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
US Government and federal agency	$6,906,470	$533,000	$6,373,470	$0
Municipal securities	890,542	0	890,542	0
Mortgage-backed securities — residential	10,972,958	0	10,972,958	0
Servicing assets	42,365	0	42,365	0

Assets and liabilities measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$4,831,071	$0	$0	$4,831,071
Other Real Estate Owned	3,502,951	0	0	3,502,951

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$6,627,252	$0	$0	$6,627,252
Other Real Estate Owned	5,862,092	0	0	5,862,092
The following represents impairment charges recognized during the third quarter of 2009:

Collateral dependent impaired loans are measured using the fair value of the collateral. At September 30, 2009, such impaired loans had a carrying amount of $5,571,538, with a valuation allowance of $740,467 compared to impaired loans with a carrying value of $9,092,437 and a valuation allowance of $2,465,185 at December 31, 2008. The fair values of the collateral on these loans were determined primarily using independent appraisals and broker market opinions which were adjusted for anticipated disposition costs.

At September 30, 2009 and December 31, 2008, other real estate owned carried a fair value of $3,502,951 and $5,862,092 respectively. During the nine month period ended September 30, 2009, twenty one properties included in this total were written down by $298,000. During the twelve month period ended December 31, 2008 four properties were written down by $83,000. There were also twelve properties totaling $1,080,000 (at fair value) added to other real estate owned during the first nine months of 2009, while during the twelve month period ended December 31, 2008 there were twenty six properties totaling $5,762,000 added. The fair value of other real estate owned was determined primarily using independent appraisals and broker market opinions which were adjusted for anticipated disposition costs.
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$5,330	$5,330	$5,672	$5,672
Securities available for sale	22,834	22,834	18,770	18,770
Securities held to maturity	6,094	6,303	6,610	6,707
Loans held for sale	1,440	1,440	2,355	2,355
Loans, net	185,095	185,685	200,802	200,617
FHLB stock	404	N/A	404	N/A
Accrued interest receivable	951	951	1,005	1,005

Financial liabilities
Deposits	203,382	207,398	219,566	223,275
Federal funds purchased and repurchase agreements	9,150	9,150	5,814	5,814
FHLB advances	6,000	6,001	6,000	5,999
Subordinated debentures	4,500	4,366	4,500	4,362
Notes payable	5,000	5,000	4,200	4,200
Accrued interest payable	200	200	326	326

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE OPTION AND FAIR VALUE MEASUREMENTS (Continued)

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. At the end of 2009’s second quarter, management reviewed the deferred tax position for the Company. At that time, the deferred tax position had been impacted by operating losses primarily driven by higher provisions for loan losses over the past few years. The cumulative loss position was reviewed utilizing applicable accounting guidance. On June 30 2009, management concluded that it is not “more likely than not” that we will be able to realize our deferred tax assets and accordingly have established a full valuation allowance against our deferred tax asset. As a result, our net deferred tax asset of $986,000 at December 31, 2008 was decreased to $0 at June 30, 2009. The valuation allowance was analyzed at September 30, 2009 and management concluded that the full valuation allowance was still necessary. An analysis will be performed quarterly for changes affecting the deferred tax assets, and as financial conditions improve and we return to consistent profitability, it may be reduced or eliminated.
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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the well-capitalized category under the regulatory framework for prompt corrective action at both September 30, 2009 and December 31, 2008.

Actual and required capital amounts and ratios at September 30, 2009 and December 31, 2008 for the Bank were:

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$23,712,938	11.40%	$16,635,243	8.00%	$20,794,054	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,111,321	10.15	8,317,621	4.00	12,476,432	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,111,321	8.29	10,190,868	4.00	12,738,585	5.00

December 31, 2008
Total Capital (Tier 1 and Tier 2) to risk weighted assets of the Bank	$24,445,615	10.96%	$17,840,749	8.00%	$22,300,936	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	21,638,698	9.70	8,920,375	4.00	13,380,562	6.00
Tier 1 (Core) Capital to average assets of the Bank	21,638,698	8.30	10,423,367	4.00	13,029,208	5.00
The Company and the Bank are subject to regulatory guidance requiring prior written consent to pay dividends in order to preserve capital given the asset quality and overall financial condition of both entities. Additionally, regulatory guidance requires the Bank to maintain a tier one capital to tangible assets ratio (Leverage Ratio) equal to or exceeding 8 percent at each quarter end. The Bank’s Leverage Ratio at September 30, 2009 was 8.75%.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
16.	OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Unrealized holding gains (losses) on available-for-sale securities	$222,128	$28,738	$131,320	$(609)
Less reclassification adjustments for (gains) and losses later recognized in income	0	0	(273,010)	0

Net unrealized gain (loss)	222,128	28,738	(141,690)	(609)
Tax effect	0	14,804	0	(314)

Other comprehensive income (loss)	$222,128	$43,542	$(141,690)	$(923)

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, through September 30, 2009 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2009 to that at December 31, 2008. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2009 as compared to the same periods of 2008. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.
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
The overall economic environment is more challenging than we have ever seen and the lack of financial health in the state of Michigan only stands to exacerbate the problems. Unemployment in Muskegon and Ottawa counties has been increasing steadily over the last year. At September 30, 2009, unemployment was 16% for Muskegon County and 13% for Ottawa County. In addition to rising unemployment, property values have declined. A large

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
portion of the difficulty in the financial market centers on the lack of activity and declining valuations in real estate. The negative effect of this downturn in real estate has adversely affected credit markets and consumer confidence.
FINANCIAL CONDITION
Total assets decreased by $14.4 million to $241.2 million at September 30, 2009 from $255.6 million at December 31, 2008. This is a 5.6% decrease in assets during the first nine months of 2009. Balance sheet reduction mostly consisted of a net decrease of $17.3 million in the loan portfolio offset by increases to the investment portfolio.
Securities increased $3.5 million since December 31, 2008. During the first three quarters of the year the Company implemented a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. Going forward it is not the Company’s present intent to continue this practice. The activity in the first nine months of the year included purchases of $12.8 million, maturities of $4.1 million and sales of $5.2 million. The gain associated with the sales was $273,000. The Bank’s security portfolio was nearly 100% pledged at year-end 2008 compared to 92% pledged at September 30, 2009. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases in the last three months of 2009.
Total loans (held for investment) decreased $17.3 million and were $187.9 million at September 30, 2009 down from $205.2 million at December 31, 2008. The decrease is evidenced by a decline of $13.2 million in the commercial and commercial real estate portfolios, $1.8 decline in the construction portfolio and a decline of $3.8 million in the consumer loan portfolio. A portion of the overall decrease was attributable to charge offs of $2.5 million in the first nine months of 2009; the rest was various loan payoffs. The Bank’s underwriting standards include pricing for risk and profitability which does not always result in the lowest market rate. Although the loss of loans is unfortunate, management feels that adhering to high underwriting standards will be the most prudent tactic, particularly in this economic environment. In spite of these decreases, the concentration of commercial and commercial real estate loans remained the same as year-end 2008 at a level of 77%.
Other lending activity during the first three quarters of 2009 included $22.3 million of residential mortgage loan originations and $23.5 million of residential mortgage loan sales. The associated gain on the loan sales was $271,000. These results compare to mortgage originations of $21.8 million, sales of $22.1 million and gains of $267,000 occurring in the first nine months of 2008. There was no Small Business Association (“SBA”) lending activity in the first three quarters of 2009. In the first three quarters of 2008, there were SBA originations of $728,000, sales of $1.3 million and gains of $53,000. Given the economic conditions and the tightening of credit standards, SBA loan originations are anticipated to be lower in 2009.
The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
the portfolio and avoid extension risk1. The loan maturities and rate sensitivity of the loan portfolio at September 30, 2009 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial, financial and other	$17,610,661	$28,152,648	$24,184,206	$2,109,217	$72,056,732
Real estate:
commercial	16,454,665	10,437,364	44,002,376	1,747,410	72,641,815
construction	898,086	228,106	0	888,569	2,014,761
mortgages	156,993	406,067	2,502,690	14,801,689	17,867,439
Consumer	1,593,482	2,730,854	15,195,181	3,784,938	23,304,455

	$36,713,887	$41,955,039	$85,884,453	$23,331,823	$187,885,202

Loans at fixed rates	13,936,670	19,669,200	78,543,156	22,594,235	134,743,261
Loans at variable rates	22,777,217	22,285,839	7,341,297	737,588	53,141,941

	$36,713,887	$41,955,039	$85,884,453	$23,331,823	$187,885,202

At September 30, 2009, there were 72% of the loan balances carrying a fixed rate and 28% a floating rate, and only 12% of the entire portfolio had a contractual maturity longer than five years. During 2008 and 2009 there has been an increase in the concentration of fixed rate loans. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio. Some of the change is related to customer preference when a loan is being renewed. The maturity distribution of the loan portfolio has lengthened with the recent concentration on the mortgage business line; however the emphasis remains on loans salable into the secondary market. Management only expects to retain 10-15% of residential mortgages originated because of the longer contractual terms generally involved in mortgage products. Having a larger concentration of fixed rate loans is helpful in a declining rate environment but both types of loans are useful to protect interest income during periods of interest rate fluctuations.
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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero. The allowance for loan loss is adjusted accordingly to maintain an adequate level based on the conclusion of the portfolio analysis.
At September 30, 2009 there were $7.2 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loans losses. During the first three quarters of 2009, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.
During the first nine months of 2009, $923,000 was added to the allowance through the provision expense. At September 30, 2009, the allowance totaled $2.8 million or approximately 1.49% of gross loans outstanding, compared to 2.12% at December 31, 2008. Many of the loans that were charged off in the first three quarters of 2009 were fully allocated for or as referenced above some of the impaired loans that were charged down require no reserve allocation based on the outcome of the quarterly collateral analysis. Impaired loans with an allocated allowance decreased $3.5 million since December 31, 2008 and the impaired loans requiring no allocated allowance for loan losses increased by $4.5 million since year-end 2008. General allocations also increased in the first nine months of 2009 mostly as a result of modifications made to the distribution weighting that is given to historical losses. Management chose to more heavily weight recent loss history and trends.
The allocation of the allowance at September 30, 2009 was as follows:

	September 30, 2009		December 31, 2008
		Percent of		Percent of
		Allowance		Allowance
		Related to		Related to
	Amount	Loan Category	Amount	Loan Category

Balance at End of Period Applicable to:
Commercial	$1,216,093	1.7%	$2,640,269	3.4%
Real estate:
Commercial	1,148,363	1.6	1,237,913	1.5
Residential	96,829	.05	104,033	0.6
Construction	24,177	1.2	49,667	1.3
Consumer	304,954	1.3	319,021	1.2

Total	$2,790,416	1.5%	$4,350,903	2.1%

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at September 30, 2009 compared to those at year-end 2008 and the corresponding change related to those two periods.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

			Increase
Loans Past Due:	September 30, 2009	December 31, 2008	(Decrease)

30-59 days	$1,093,027	$3,182,098	$(2,089,071)
60-89 days	1,906,607	1,257,315	649,292
90 days and greater	1,620,696	79,828	1,540,868
Non accrual loans	6,724,683	5,779,835	944,848
From year-end 2008 to September 30, 2009, overall past due and non-accrual loans have increased by $1.0 million.
Loans past due 30-59 days have decreased drastically since year-end 2008. The decrease of $2.1 million is comprised of the following actions: $1.0 million either paid off or became current on payments and $1.1 million became more delinquent or actually impaired.
Loans past due sixty to eighty-nine days increased $649,000 from December 31, 2008 to September 30, 2009. Two notes totaling $735,000 were in the sixty to eighty-nine days past due category at year end 2008 but are now in the non accrual totals. Both notes are to the same borrower. The Bank is engaged in legal actions against this borrower. As a result of the court proceedings foreclosure actions have been stalled. The Bank is holding reserves for the expected loss on the collateral which is commercial property. Two notes that were not past due at year end 2008 were in the sixty to eighty nine days past due at the end of 2009’s third quarter. The total of both is $1.3 million. They are not to the same borrower. One note for $249,000 paid off on October 9, 2009. The larger relationship (approximately $1.1 million) is a land development deal with two notes. The notes mature on November 26, 2009. The guarantors are experiencing cash flow fatigue and as a result one of the notes has become past due. At the renewal date, the guarantor’s individual financial information will be reviewed and the Bank will develop an action plan based on the analyzed ability of the guarantor’s ability to service the notes going forward.
Loans ninety days past due and greater increased by $1.5 million since year-end 2008. Three unrelated customers are largely responsible for the overall increase. One of the borrowers has two notes totaling $965,000. The notes are collateralized by a mobile home park and the Bank is in the process of getting an appraisal on the land and is considering a temporary troubled debt restructure. The borrower is prepared to pledge more collateral if the appraisal does not support the total outstanding debt. One loan for $249,000 received several payments since September 30, 2009 and at the end of October 2009 the note was less than thirty days past due. The third loan for $171,000 is collateralized by rental properties. In addition to low occupancy, there has been a litany of necessary repairs on the properties. The owners were forced to use rental payments to perform the required work. As a result of this circumstance, the loan has been past due since year-end. The Bank has an Assignment of Rent Agreement in place which helped improve the past due status by the end of October. It is anticipated that the loan will be current by the end of 2010’s first quarter.
The Bank’s non-accrual loans have increased $945,000 from December 31, 2008 to September 30, 2009. A majority of the increase is related to one relationship explained above

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
in the sixty to eighty-nine days past due category. The total of the entire relationship that moved into non accrual since year-end 2008 is $1.3 million.
Overall net charge-offs for the third quarter and first nine months of 2009 were $213,000 and $2.5 million compared to $207,000 and $797,000 for the comparable periods in 2008. The corresponding ratios of net charge-offs to average loans for the third quarter and first nine months of 2009 were 0.45% and 1.69% compared to 0.38% and 0.48% for the third quarter and first nine months of 2008. There were 58 loans charged off or down to collateral value in the first three quarters of 2009. Given the rise in non performing assets over the past year and the continued economic deterioration, it is likely that charge off ratios may remain elevated for a period of time.
Foreclosed assets rose $640,000 since December 31, 2008. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first nine months of 2009 properties with a value of $1.1 million were added, three properties were sold for $120,000 and other held properties were written down by $298,000. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At September 30, 2009, there were thirty-three real estate properties compared to fourteen at September 30, 2008. The Bank was also holding one high end boat at both September 30, 2008 and 2009. If any relinquished asset is sold for less than it is being held further losses could result.
Deferred tax assets are included in the other asset category. There were no net deferred tax assets at September 30, 2009 which is a decrease of $986,000 since year-end 2008. ASC Topic 740 “Income Taxes” requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, the Company reviewed the components of its deferred tax asset and determined that a valuation allowance should be established based on the duration of the Company’s reported losses and the general market conditions within which the Company is operating. The valuation allowance can be reversed once a trend of profitability returns.
Deposit balances were $203.4 million at September 30, 2009 down from $219.6 million at December 31, 2008. Total deposit erosion since year-end was $16.2 million or 7%. Non interest bearing deposits grew $2.4 million since year-end 2008. In addition to Bank-wide incentive programs targeted at growing these types of deposits, the FDIC has temporarily increased its insurance program from $100,000 to $250,000 allowing a customer to keep larger insured balances on deposit.
Interest bearing checking accounts, money market and savings balances rose $11.9 million. Over $11 million of growth is due to two of the Bank’s large public fund customers increasing their holdings since year-end.
Conversely, growth in the above products was more than offset by a $30.6 million decline in time deposits since December 31, 2008. Local time deposits made up $4.5 million of the total

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
decline and $26.1 million was brokered deposit maturities. The concentration of brokered deposits to total deposits was reduced to 26% at September 30, 2009 from 36% at December 31, 2008. The Bank strives to continue decreasing its dependency on brokered funds and begin to rely more on local deposits gathered as a result of its expanded branch network. The Bank’s current liquidity position, its short term liquidity projection and the cost relative to local deposits are all factors which are considered when increasing or decreasing brokered deposits.
Repurchase agreement balances were $5.8 million at December 31, 2008 and $9.1 million at September 30, 2009; an increase of $3.3 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank’s security portfolio. There were eight fewer customers in this product type but existing customers were carrying higher balances between the two period ends. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates and mitigated risk. These balances may continue to grow until deposit rates begin increasing. Currently the Bank does not have very many unpledged investments. Future growth in this category may require additional investment purchases.
The Company has a $5 million revolving line of credit with Fifth Third Bank (“Fifth Third”) that came due on September 1, 2009. The Company paid the interest due on the day of maturity but did not have enough cash to pay off the outstanding principal balance. Management is in the process of renegotiating the terms of the debt. As such there was a 90 day extension granted on the loan to December 1, 2009. Given the tightening in the credit market it is a possibility that the loan will begin to amortize (principal and interest payments due), may have a rate increase and may require a change in the supporting collateral.
Shareholders’ equity totaled $12.6 million and $14.9 million at September 30, 2009 and December 31, 2008 respectively. The operating losses recorded in the first nine months of 2009 were coupled with a decrease in accumulated other comprehensive income (security market value adjustments).
RESULTS OF OPERATIONS
The net loss for the first nine months of 2009 was $2.2 million compared to earnings of $55,000 for the similar period in 2008. The corresponding basic and diluted earnings (loss) per share for the first nine months of 2009 were $(1.48) compared to $0.04 for 2008. Year to date 2009 earnings were impacted by the establishment of a deferred tax valuation allowance of $1.2 million in the second quarter of the year.
The Company recorded net loss of $566,000 for the third quarter of 2009 while the same period in 2008 netted earnings of $12,000. The corresponding basic and diluted earnings (loss) per share were $(0.39) for the third quarter of 2009 and $.01 for the same period in 2008.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
For the first nine months and third quarter of 2009, the annualized return on the Company’s average total assets was (1.13)% and (0.89)%, respectively, which is down from 0.03% and 0.02% annualized return for the same periods in 2008. The Company’s annualized return on average equity was (20.56)% and (17.33)% for the first nine months and third quarter of 2009 and 0.47% and 0.31% for the first nine months and third quarter of 2008. The ratio of average equity to average assets was 5.48% and 5.13% for the first nine months and third quarter of 2009 and 5.77% and 5.94% for the same periods in 2008.
A large portion of revenue is net interest income. The net interest income and corresponding net interest margin were similar between the first nine months of 2008 and that of 2009. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Nine months ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with other financial institutions	$10,894,308	$32,240	0.39%	$10,785,241	$189,341	2.34%
Securities	27,874,514	839,728	4.02	19,960,690	749,702	5.01
Loans (including held for sale and non accrual)	195,807,625	9,376,110	6.38	223,616,549	11,446,961	6.83

	234,576,447	10,248,078	5.83	254,362,480	12,386,004	6.49
Other assets	22,676,799			16,851,670

	$257,253,246			$271,214,150

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$199,483,793	$4,565,492	3.05	$217,399,485	$6,331,688	3.88
Federal funds purchased, repurchase agreements and Federal Reserve Bank borrowings	6,946,205	36,292	0.70	4,523,032	53,718	1.58
Subordinated Debentures, Note Payable and Federal Home Loan Bank Advances	15,136,630	515,007	4.54	14,700,684	598,379	5.43

	221,566,628	5,116,791	3.08	236,623,201	6,983,785	3.94

Non-interest bearing deposits	20,838,793			18,200,482
Other liabilities	747,402			736,816
Shareholders’ Equity	14,100,423			15,653,651

	$257,253,246			$271,214,150

Net interest income (tax equivalent basis)		5,131,287			5,402,219
Net interest spread on earning assets (tax equivalent basis)			2.75%			2.56%

Net interest margin on earning assets (tax equivalent basis)			2.92%			2.83%

Average interest-earning assets to average interest-bearing liabilities			105.87%			107.50%

Tax equivalent adjustment		108,578			113,389

Net interest income		$5,022,709			$5,288,830

The tax equivalent net interest spread on average earning assets increased 19 basis points to 2.75% since September 30, 2008. The tax equivalent net interest margin increased by 9 basis points from 2.83% for the first nine months in 2008 to 2.92% for the first nine months of 2009. The tax equivalent net interest income for the first nine months of 2009 was $5.1 million compared to a figure of $5.4 million for the same nine months in 2008. The Company recorded $266,000 less net interest income as a result of $19.8 million less average earning assets on the books. The net interest margin improved because decreases to the yield on average earning assets were not as great as the rate reductions on the funding side.
The average rate earned on interest earning assets was 5.83% for the nine months ended September 30, 2009 compared to 6.49% for the same period in 2008. The main contributing factor was the 45 basis point decrease in the yield on loans, the Bank’s largest earning asset category. The Bank’s average internal prime rate was 44 basis points lower between the first

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
nine months of 2009 and that of 2008. Decreases to yields on interest earning assets were more than offset by rate reductions on the funding side.
Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and notes payable decreased by 86 basis points for the first nine months of 2009 compared to the first nine months of 2008. The rates paid on interest bearing deposits have decreased 83 basis points since September 2008. The average rate on the time deposit portfolio has been reduced by 66 basis points over the last twelve months. The Company’s debt has also experienced a marked decline of 89 basis points.
The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2009 and 2008 is in the table below.

	Three months ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Federal funds sold and interest- bearing deposits with other financial institutions	$13,783,078	$8,728	0.25%	$7,928,877	$37,986	1.92%
Securities	28,901,004	264,881	3.67	19,473,787	246,039	5.05
Loans (including held for sale and non accrual)	190,813,478	3,104,682	6.51	219,298,741	3,632,211	6.63

	233,497,560	3,378,291	5.79	246,701,405	3,916,236	6.35
Other assets	21,052,027			16,874,447

	$254,549,587			$263,575,852

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$194,817,963	$1,357,813	2.79	$209,182,609	$1,917,529	3.67
Federal funds purchased, repurchase agreements and Federal Reserve Bank borrowings	8,572,005	16,653	0.78	4,799,518	17,154	1.43
Subordinated Debentures, Note Payable and Federal Home Loan Bank Advances	15,500,000	171,614	4.43	14,700,000	193,532	5.27

	218,889,968	1,546,080	2.83	228,682,127	2,128,215	3.72

Non-interest bearing deposits	21,673,174			18,379,643
Other liabilities	921,126			850,064
Shareholders’ Equity	13,065,319			15,664,018

	$254,549,587			$263,575,852

Net interest income (tax equivalent basis)		1,832,211			1,788,021
Net interest spread on earning assets (tax equivalent basis)			2.96%			2.63%

Net interest margin on earning assets (tax equivalent basis)			3.14%			2.90%

Average interest-earning assets to average interest-bearing liabilities			106.67%			107.88%

Tax equivalent adjustment		34,275			38,294

Net interest income		$1,797,936			$1,749,727

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Similar to the comparison of the year to date net interest income results above; there was a increase in tax equivalent net interest income between the third quarter results of 2009 and that of 2008. Tax equivalent net interest income increased by $44,000 between the third quarter of 2009 and the third quarter of 2008 in spite of a smaller loan portfolio between the two periods. The tax equivalent net interest spread and margin rose by 33 and 24 basis points respectively between the third quarter of 2008 and the similar period in 2009. The results were the effect of an 89 basis point decline in the yield paid on interest bearing liabilities between the two periods partially offset by a 56 basis point decrease in the Company’s yield on interest earning assets between the third quarter of 2008 and that of 2009. In addition to the reduction in the average rate paid on the time deposit portfolio, the cost of funds was positively affected by a more favorable deposit mix.
As the Bank continues its progress towards a deposit mix that involves lower costing funds and the rate environment remains at historically low levels, asset liability management remains an important tool for assessing and monitoring liquidity and interest rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates. Asset liability management assists the Company in realizing reasonable and predictable earnings and liquidity by maintaining a balance between interest-earning assets and interest-bearing liabilities.
The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment. Details of the repricing gap at September 30, 2009 were:

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits in other financial institutions	$2,316,738	$0	$0	$0	$2,316,738
Federal Funds Sold	0	0	0	0	0
Securities (including FHLB stock)	1,344,156	7,035,799	16,257,365	4,694,587	29,331,907
Loans Held for Sale	17,930	61,831	372,238	987,565	1,439,564
Loans[1]	79,931,764	17,480,610	73,570,070	16,902,758	187,885,202

	83,610,588	24,578,240	90,199,673	22,584,910	220,973,411
Interest-bearing liabilities
Savings and checking	57,948,263	0	0	0	57,948,263
Time deposits <$100,000	4,617,925	17,953,830	13,430,738	0	36,002,493
Time deposits >$100,000	17,399,007	18,077,390	52,304,099	83,717	87,864,213
Repurchase agreements and Federal funds purchased	9,150,085	0	0	0	9,150,085
Subordinated Debt and Federal Home Loan Bank Advances	15,500,000	0	0	0	15,500,000

	104,615,280	36,031,220	65,734,837	83,717	206,465,054
Net asset (liability) repricing gap	$(21,004,692)	$(11,452,980)	$24,464,836	$22,501,193	$14,508,357

Cumulative net asset (liability) Repricing gap	$(21,004,692)	$(32,457,672)	$(7,992,836)	$14,508,357

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that decreases to the national federal funds rate would have more of an impact on interest expense than on interest income during this period if there were a parallel shift in rates. For instance if the Company’s internal prime rate went down by 25 basis points and every interest earning asset and interest bearing liability on the Company’s September 30, 2009 balance sheet repricing in the next twelve months adjusted simultaneously by the same 25 basis points, more liabilities would be affected than assets. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.
The provision for loan losses for the third quarter and the first nine months of 2009 were $445,000 and $923,000 compared to figures of $95,000 and $479,000 for the same periods in 2008. Expenses in both time periods are associated with changes in historical loss calculations, economic condition as well as loan charge offs, impairments and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve have increased more as a result of the weakening economy and more emphasis being placed on recent loss history. On the other hand, specific allocations to the loan loss reserve have decreased as a result of loan charge offs. In the first nine months of both 2009 and 2008, loan charge-offs exceeded the provision expense. This happens when there is already allocated loan loss reserves for the impaired credits prior to the charge off occurring. Of the $2.5 million in chargeoffs taken in the first three quarters of 2009, $1.9 million were specifically reserved at

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
Non-interest income recorded in the first nine months of 2009 totaled $1.6 million; $64,000 less than the same period in 2008. There were a few differences between the two periods. Included in 2009’s first half total were security gains of $273,000 which mostly offset declines in the sale of loans, the disposition of real estate and other fee income. In 2008 the total included a gain of $142,000 on the sale of foreclosed property as well as $118,000 other non interest income received from a court settlement on foreclosed property written off in 2006. In 2009, there were realized losses on the sale of foreclosed property totaling $22,000.
Non-interest income for the third quarter of 2009 was $34,000 less than the $439,000 recorded in the same quarter of 2008. In 2009’s third quarter there were less service charges collected on deposit accounts and a small loss of $11,000 on the disposition of foreclosed property. Fewer overdraft fees accounted for nearly 50% of the decline in service charge revenue.
Non-interest expenses for the first nine months of 2009 were $6.9 million compared to a total of $6.5 million for 2008, an increase of 6%. The third quarter non-interest expense total was $2.3 million for 2009 and $2.1 million for 2008, an increase of 11%. The notable variances among the individual categories were in the areas of salaries and benefits, foreclosed asset impairment charges, FDIC insurance premiums and loan collection expenses which fall into the other expense category.
Salaries and benefit expenses totaled $3.2 million for the first nine months of 2009 compared to $3.5 million in the three quarters of 2008. During the first quarter of 2008 the Bank implemented a reduction in work force decreasing its average full time equivalent staff by seven. As a result of this action salaries and benefit expenses were $292,000 less in the first nine months of 2009 compared to the similar period in 2008. In the third quarter of 2009, salary and benefits totaled $1.0 million and were $78,000 less than 2008’s third quarter. There have been further reductions in full time equivalent staff positions. As turnover occurs, management has only selectively filled vacancies resulting in a further reduction of three employees.
There were foreclosed asset impairment charges of $178,000 and $298,000 in the third quarter and first nine months of 2009 compared to none in either of the similar periods of 2008. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Since the balance of foreclosed property has grown substantially since 2007, it is possible that foreclosed real property impairment charges will continue. At September 30, 2009, foreclosed assets totaled $6.5 million.
Other non interest expenses in the third quarter and first nine months of 2009 were $520,000 and $1.6 million reflecting increases of $122,000 and $472,000 over the similar periods in

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
2008. FDIC insurance premiums were $77,000 more in the third quarter of 2009 compared to that of 2008. On a year to date basis, FDIC insurance premiums were $330,000 more in the first nine months of 2009 compared to the similar period in 2008. Beginning in 2007, the FDIC dramatically changed its premium assessments, particularly for deNovo banks that had never paid into the Deposit Insurance Fund (“DIF”). The DIF is used to reimburse customers for insured deposits when a bank fails. Recent bank failures have reduced the DIF causing the FDIC to increase premiums for 2009. The Bank estimates that its premiums will rise to approximately $553,000 in 2009. Additionally, the FDIC imposed an emergency special assessment to restore the DIF to the minimum level required by law. The expense for this special assessment was approximately $114,000 in the second quarter of 2009. Loan collection and repossession expenses were $128,000 and $409,000 for the third quarter and first nine months of 2009. Expenses of this nature increased $49,000 for the third quarter and $220,000 for the first nine months of 2009 as compared to the totals in 2008. With the rise in troubled assets, it is likely that expenses in this category may continue increasing.
There was no income tax expense for the third quarter of 2009 and $986,000 for the first nine months of 2009 compared to federal tax benefits of $17,000 and $47,000 for the comparable periods in 2008. The increase is primarily the result of establishing a deferred tax valuation allowance of $986,000 in the second quarter of 2009. Until there is solid trend of profitability the Company will not incur income tax expense.
ASC Topic 740, “Income Taxes”, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, we reviewed our deferred tax asset and determined that a valuation allowance for the entire balance should be established given the Company’s net loss in both 2007 and 2008 and the negative trend of earnings recorded in the first two quarters of 2009 as well as the distressed economic environment and its negative affect on the banking industry.

COMMUNITY SHORES BANK CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2009. There have been no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
As indicated above, the Company has a $5 million revolving line of credit with Fifth Third. The line of credit was established under a Loan Agreement dated September 7, 2007 between the Company and Fifth Third, and amended pursuant to an Amendment to Loan Agreement dated September 16, 2008. The line of credit is secured by the Company’s pledge of all of the outstanding stock of the Bank pursuant to a Pledge Agreement between the Company and Fifth Third dated September 16, 2008. Interest is payable quarterly on the outstanding principle balance of the line of credit at Fifth Third’s “prime” interest rate plus one percent until maturity, and such “prime” interest rate plus three percent after maturity. The scheduled expiration date of the line of credit was September 1, 2009, at which the $5 million principle balance outstanding under the line of credit came due.
The Company requested a renewal of the line and discussed the matter with Fifth Third. No decision was made prior to the expiration date. As a result, Fifth Third sent the Company a notice dated September 22, 2009 temporarily extending the line of credit for up to an additional ninety days. The notice states that the terms and conditions provided for in the current loan documents continue to apply during the extension period. A copy of the notice is attached as exhibit 10.1 to this report.
The proceeds of the line of credit primarily have been used for general operating expenses of the Company and to contribute capital of the Bank.
If an event of default occurs under the line of credit, Fifth Third may, among other options, declare any amounts outstanding under the line of credit due and payable, decline to make new loans to the Company, and exercise its remedies under the Pledge Agreement and other loan documents.
ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

10.1	Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

November 13, 2009	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 13, 2009	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

10.1	Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.