Form 10-K
period 2009-12-31
COMMUNITY SHORES BANK CORP
filed 2010-03-31
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.58 million.
     As of March 20, 2010, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II	Portions of the 2009 annual report to shareholders.

Part III	Portions of the proxy statement for the 2010 annual meeting of shareholders

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
On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services, Inc. (“CS Financial Services”). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits, formerly Lead Financial. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services. On April 16, 2009, the Company withdrew its election to be a financial holding company. The election was acknowledged by the Federal Reserve Bank. The passive income derived from CS Financial Services affiliation with Lakeshore Employee Benefits is unaffected by this change.
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
The Company’s total assets declined by 9.5% to $231.4 million at December 31, 2009 and there was a net loss recorded of $4,962,000. For 2009, diluted losses per share of the Company were $3.38. In both 2008 and 2009 the Company had consolidated losses stemming from deterioration in credit quality and the need for large loan loss provisions, devaluation of foreclosed real estate and escalating credit administration expenses.
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
Real Estate Loans. Both the Bank and the Mortgage Company originate residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The general operating policy for both entities, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated. Generally loan sales are on a servicing released basis in the secondary market, regardless of term or product. Each entity, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. Only the Bank offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.
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
In addition to the Bank’s internal loan review, an independent company is hired to perform an external loan review, to help monitor the quality of the Bank’s loans. Any past due loans and identified problem loans are reviewed with the Board of Directors on a regular basis.

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
In September, 2002, the Company’s election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, the Company and the Bank must satisfy statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, the Company is permitted to engage in a broader range of activities than are permitted to bank holding companies which have not qualified as financial holding companies. Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. On April 16, 2009, the Company withdrew its election to be a financial holding company. The election was acknowledged by the Federal Reserve Bank. The passive income derived from the above activities is unaffected by this change.
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
The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the “Loan Committee”). The Loan Committee members include all commercial lenders, the Commercial Loan Department Head, the Credit Administrator, the President, and other designated credit personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $2,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by a committee of the Board of Directors (the “Executive Loan Committee”) whose lending authority is $2,750,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors.
The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an “in house” limit slightly lower than the actual legal lending limit. The Bank’s general legal lending limit, as of December 31, 2009, was approximately $2,774,000, subject to a higher legal lending limit of approximately $4,648,000 in specific cases with approval by two-thirds of the Bank’s Board of Directors. Under Michigan banking law, these amounts would change if the Bank’s capital and surplus changed.
In addition to the lending authority described above, the Bank’s Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers. The President of the Bank and the Commercial Loan Department Head each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000. Together, their delegated authority, where they deem it appropriate, is $2,000,000. Other officers have been delegated authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.
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

Loan Portfolio Quality
The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. Loan reviews are performed twice a year. In 2009, they occurred in May and November. The Bank is scheduled to undergo its next review in April of 2010.
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
As a bank holding company, the Company is also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities. Among the permitted non-banking activities are real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use. The Company has no plans at this time to make directly any of these equity investments at the bank holding company level. The Company’s Board of Directors may, however, alter the investment policy at any time without shareholder approval.
The Bank’s Investments. The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Among the equity investments permitted for the Bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company (such as the Mortgage Company), real estate company, or Michigan business and industrial development company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank for specified periods. The Bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. The Bank’s Board of Directors may alter the Bank’s investment policy without shareholder approval at any time.
Environmental Matters
The Company does not believe that existing environmental regulations will have any material effect upon the capital expenditures, earnings and competitive position of the Company.

Employees
As of December 31, 2009, the Bank had 60 full-time and 22 part-time employees. No area of the Bank is represented by collective bargaining agents.
Selected Statistical Data and Return on Equity and Assets
Selected statistical data for the Company is shown for 2009, 2008 and 2007.

	2009	2008	2007

Consolidated Results of Operations:

Interest income	$13,284,651	$15,970,162	$18,106,834
Interest expense	6,498,815	9,079,925	10,132,591

Net interest income	6,785,836	6,890,237	7,974,243
Provision for loan losses	2,607,643	1,943,976	1,931,963
Non interest income	1,971,444	2,121,969	1,691,052
Non interest expense	10,993,190	8,727,292	9,033,273

Income (loss) before income tax expense	(4,843,553)	(1,659,062)	(1,299,941)
Income tax expense (benefit)	118,826	(631,603)	(527,710)

Net income (loss)	$(4,962,379)	$(1,027,459)	$(772,231)

Consolidated Balance Sheet Data:

Total assets	$231,430,059	$255,611,964	$273,458,063
Cash and cash equivalents	2,824,088	5,671,801	7,876,916
Securities	27,491,447	25,379,590	19,822,179
Loans held for sale	1,070,692	2,354,956	2,285,966
Gross loans	183,247,827	205,153,203	230,219,420
Allowance for loan losses	3,782,132	4,350,903	3,602,948
Other assets	20,578,138	21,403,317	16,856,530

Deposits	198,576,609	219,565,540	237,950,445
Federal funds purchased and repurchase agreements	7,000,327	5,813,605	4,400,611
Federal Home Loan Bank Advances	6,000,000	6,000,000	6,000,000
Notes Payable	5,000,000	4,200,000	4,206,043
Subordinated Debentures	4,500,000	4,500,000	4,500,000
Other	613,132	586,365	786,639

Shareholders’ equity	9,739,991	14,946,454	15,614,325

	2009	2008	2007

Consolidated Financial Ratios:

Return on average assets	(1.97%)	(0.38%)	(0.30%)
Return on average shareholders’ equity	(36.34%)	(6.55%)	(4.71%)
Average equity to average assets	5.42%	5.83%	6.34%

Dividend payout ratio	N/A	N/A	N/A

Non performing loans to total loans and leases	4.94%	2.82%	2.59%

Tier 1 leverage capital ratio	7.79%	8.30%	8.44%
Tier 1 leverage risk-based capital ratio	9.15%	9.70%	9.04%
Total risk-based capital ratio	10.41%	10.96%	10.29%

	2009	2008	2007

Per Share Data:
Net Income (loss):
Basic	($3.38)	($0.70)	($0.53)
Diluted	(3.38)	(0.70)	(0.53)

Book value at end of period	6.63	10.18	10.63
Dividends declared	N/A	N/A	N/A
Weighted average shares outstanding	1,468,800	1,468,800	1,468,778
Diluted average shares outstanding	1,468,800	1,468,800	1,476,778

Net Interest Earnings

Years Ended December 31:	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Federal funds sold and interest bearing deposits with banks	$8,883,563	$34,022	0.38%	$13,646,704	$211,377	1.55%	$2,673,291	$135,603	5.07%
Securities [1,2]	28,101,164	1,095,665	3.90	20,537,446	1,026,260	5.00	19,432,193	955,636	4.92
Loans [3]	193,354,546	12,297,691	6.36	220,856,974	14,884,209	6.74	219,965,633	17,131,662	7.79

	230,339,273	13,427,378	5.83	255,041,124	16,121,846	6.32	242,071,117	18,222,901	7.53
Other assets	21,829,189			13,791,580			16,642,868

	$252,168,462			$268,832,704			$258,713,985

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$193,243,953	$5,749,296	2.98%	$214,546,984	$8,208,550	3.83%	$203,018,232	$9,017,500	4.44%
Federal funds purchased and repurchase agreements	7,640,761	59,065	0.77	4,788,721	67,762	1.42	8,943,301	370,463	4.14
Subordinated debentures, notes Payable and FHLB Advances	15,228,219	690,454	4.53	14,700,512	803,613	5.47	11,243,167	744,628	6.62

	216,112,933	6,498,815	3.01	234,036,217	9,079,925	3.88	223,204,700	10,132,591	4.54

Noninterest-bearing deposits	21,694,511			18,365,460			18,120,516
Other liabilities	703,732			747,765			986,711
Shareholders’ Equity	13,657,286			15,683,262			16,402,058

	$252,168,462			$268,832,704			$258,713,985

Net interest income (tax equivalent basis)		$6,928,563			$7,041,921			$8,090,310

Net interest spread on earning assets (tax equivalent basis)			2.82%			2.44%			2.99%

Net interest margin on earning assets (tax equivalent basis)			3.01%			2.76%			3.34%

Average interest-earning assets to Average interest-bearing liabilities			106.58%			108.98%			108.45%

Tax equivalent adjustment		142,727			151,684			116,067

Net Interest Income		$6,785,836			$6,890,237			$7,974,243

[1]	Includes Federal Home Loan Bank Stock.

[2]	Adjusted to a fully tax equivalent basis.

[3]	Includes loans held for sale and non-accrual loans.

Rate Volume Analysis

	Year ended December 31,			Year ended December 31,
	2009 over 2008			2008 over 2007
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	$(177,355)	$(56,184)	$(121,171)	$75,774	$225,932	$(150,158)
Securities [1,2]	69,405	325,944	(256,539)	70,624	55,036	15,588
Loans [3]	(2,586,518)	(1,781,649)	(804,869)	(2,247,453)	69,148	(2,316,601)

Net change in interest income	(2,694,468)	(1,511,889)	(1,182,579)	(2,101,055)	350,116	(2,451,171)

Increase (decrease) in interest expense
Interest-bearing deposits	(2,459,254)	(954,963)	(1,504,291)	(808,950)	579,764	(1,388,714)
Federal funds purchased and repurchase agreements	(8,697)	29,964	(38,661)	(302,701)	(125,223)	(177,478)
Subordinated debentures, notes payable and FHLB advances	(113,159)	27,992	(141,151)	58,985	203,477	(144,492)

Net change in interest expense	(2,581,110)	(897,007)	(1,684,103)	(1,052,666)	658,018	(1,710,684)

Net change in net interest income	(113,358)	(614,882)	501,524	(1,048,389)	(307,902)	(740,487)

Investment Portfolio
The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at	Balance at
	December 31, 2009	December 31, 2008	December 31, 2007

U.S. Government and federal agency	$14,495,407	$6,906,470	$4,565,235
Municipals	7,018,707	7,500,162	6,973,483
Mortgage-backed — residential	5,977,333	10,972,958	8,283,461

	$27,491,447	$25,379,590	$19,822,179

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2009	One Yr or Less	1 - 5 Years	Over 5 Years	Total

Government Agency	$1,011,077	$12,939,501	$544,829	$14,495,407
Municipals	0	2,568,789	4,449,918	7,018,707
Mortgage-backed — residential	315,518	946,940	4,714,875	5,977,333

Total	$1,326,595	$16,455,230	$9,709,622	$27,491,447

Weighted Average Yield	1.84%	2.64	4.28	3.17
Yields on tax exempt obligations have not been computed on a tax equivalent basis.

[1]	Includes Federal Home Loan Bank Stock.

[2]	Adjusted to a fully tax equivalent basis.

[3]	Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)
The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company’s stockholders’ equity as of December 31, 2009.

Issuer	Book Value	Market Value

FNMA	$8,071,837	$8,250,109
FHLMC	5,838,297	5,935,666
FHLB	3,619,816	3,660,295
FFCB	2,505,164	2,545,239
Loan Portfolio
The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%

Commercial	$69,862,430	38.1	$76,623,763	37.4	$86,543,187	37.6	$90,297,059	43.5	$85,751,222	44.6
Real estate — Commercial	70,504,399	38.5	81,257,794	39.6	92,048,614	40.0	78,012,565	37.6	68,445,169	35.5
Real estate — Residential	18,625,574	10.2	16,275,219	7.9	15,842,205	6.9	10,172,321	5.0	9,366,098	4.9
Real estate — Construction	1,518,378	0.8	3,850,176	1.9	6,264,591	2.7	1,334,276	0.6	1,636,526	0.8
Consumer	22,737,046	12.4	27,146,251	13.2	29,520,823	12.8	27,616,155	13.3	27,445,727	14.2

	$183,247,827	100.0	$205,153,203	100.0	$230,219,420	100.0	$207,432,376	100.0	$192,644,742	100.0

Less allowance for loan losses	3,782,132		4,350,903		3,602,948		2,549,016		2,612,581

	$179,465,695		$200,802,300		$226,616,472		$204,883,360		$190,032,161

The non-accrual, past due and restructured loans as of the end of each period are reported below.

December 31,	2009		2008	2007	2006	2005

Loans on nonaccrual status	$7,649,000		$5,780,000	$4,532,000	$401,000	$749,000
Loans 90 days or more past due and accruing interest	982,000		80,000	1,485,000	730,000	379,000
Troubled debt restructuring	2,658,000	[4]	0	0	0	0

	$11,289,000		$5,860,000	$6,017,000	$1,131,000	$1,128,000

Included below is the 2009 interest information on impaired loans.

2009

Average of impaired loans during the year	$11,754,330
Interest income recognized during impairment	389,548
Cash-basis interest income recognized	339,636

[4]	Includes $469,000 of loans that are on nonaccrual status at December 31, 2009

Loan Portfolio (continued)
Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.
Activity in the Allowance for Loan Losses:

	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Beginning Balance	$4,350,903	$3,602,948	$2,549,016	$2,612,581	$2,039,198
Charge-offs
Commercial	(2,392,214)	(530,211)	(647,238)	(548,601)	(130,602)
Real Estate — Commercial	(449,975)	(277,663)	(85,039)	(54,000)	(1,236)
Real Estate — Residential	0	(52,453)	0	(5,234)	0
Real Estate — Construction	0	0	0	0	0
Consumer	(386,378)	(400,524)	(188,707)	(233,858)	(179,218)

	(3,228,567)	(1,260,851)	(920,984)	(841,693)	(311,056)

Recoveries
Commercial	29,378	30,293	8,862	11,471	(2,799)
Real Estate — Commercial	150	0	0	0	0
Real Estate — Residential	0	0	0	0	0
Real Estate — Construction	0	0	0	0	0
Consumer	22,625	34,537	34,091	45,956	33,510

	52,153	64,830	42,953	57,427	30,711

Net Charge-offs	(3,176,414)	(1,196,021)	(878,031)	(784,266)	(280,345)

Provision charged against operating expense	2,607,643	1,943,976	1,931,963	720,701	853,728

Ending Balance	$3,782,132	$4,350,903	$3,602,948	$2,549,016	$2,612,581

Allocation of the Allowance for Loan Losses:

	2009		2008		2007		2006		2005
		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		% of
		in		in		in		in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category
		Total		Total		Total		Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Balance at End of Period Applicable To:
Commercial	$1,529,470	38.1	$2,640,269	37.4	$1,687,805	37.6	$1,239,909	43.5	$1,460,911	44.6
Real Estate — Commercial	1,828,022	38.5	1,237,913	39.6	1,331,132	40.0	943,907	37.6	777,331	35.5
Real Estate — Residential	91,532	10.2	104,033	7.9	129,906	6.9	50,862	5.0	46,830	4.9
Real Estate — Construction	17,461	0.8	49,667	1.9	89,672	2.7	15,344	0.6	18,820	0.8
Consumer	315,647	12.4	319,021	13.2	364,433	12.8	298,994	13.3	308,689	14.2
Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$3,782,132	100.0	$4,350,903	100.0	$3,602,948	100.0	$2,549,016	100.0	$2,612,581	100.0

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages

Loan Portfolio (continued)
10 through 18 of the 2009 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.
Deposits
The table below represents the average balance of deposits by category as well as the average rate.
Deposits in Domestic Bank Offices:

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	2009	2009	2008	2008	2007	2007

Non-Interest-Bearing Demand	$21,694,511	N/A	$18,365,460	N/A	$18,120,516	N/A
Interest-Bearing Demand	47,097,872	0.63%	43,582,433	1.49%	25,673,960	4.75%
Savings	9,964,155	0.40	11,646,877	1.51	14,283,455	3.04
Time Deposits	136,181,926	3.98	159,317,674	4.63	163,060,817	4.52

Total	$214,938,464	2.98%	$232,912,444	3.83%	$221,138,748	4.44%

The Company had no foreign banking offices at December 31, 2009.
The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2009.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$5,459,347	$8,719,695	$28,999,739	$39,798,128	$82,976,909

Short-term Borrowings
On December 31, 2009, 2008, and 2007 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.
Details of the Company’s holdings at the specified year-ends are as follows:

	Repurchase	Federal Funds	Discount
	Agreements	Purchased	Window

Outstanding at December 31, 2009	$7,000,327	$0	$0
Average interest rate at year end	0.66%	0%	0%
Average balance during year	7,489,802	0	150,959
Average interest rate during year	0.78%	0%	0.50%
Maximum month end balance during year	10,393,960	0	2,120,000
Outstanding at December 31, 2008	$5,813,605	$0	$0
Average interest rate at year end	0.50%	0	0%
Average balance during year	4,604,290	55,497	128,934
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	0	0
Outstanding at December 31, 2007	$4,400,611	$0	$0
Average interest rate at year end	2.94%	0	0%
Average balance during year	5,141,931	3,787,671	13,699
Average interest rate during year	3.29%	5.29%	5.25%
Maximum month end balance during year	5,695,329	8,500,000	0
Interest Rate Sensitivity
The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2009 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 24 through 27 of the 2009 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.
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
In November of 2006, the Bank completed construction of its fourth banking location at Harvey and Mt. Garfield Road, in Norton Shores. The two-story facility is a little less than 20,000 square feet with a three lane drive-up, including a night depository and an ATM.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 2009 to a vote of the Company’s shareholders.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information listed under the caption “Stock Information” on page 65 of the 2009 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
There were no sales of unregistered securities or repurchases of Company stock.
ITEM 6. SELECTED FINANCIAL DATA
Not required for smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The information shown under the caption “Management’s Discussion and Analysis” beginning on page 5 of the 2009 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP, dated March 26, 2010, in the 2009 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2009, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
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
Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
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
There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Dated: March 29, 2010

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Treasurer and Chief Financial Officer

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its May 13, 2010 annual meeting of shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
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

Equity Plan Compensation Information
     The following table summarizes information, as of December 31, 2009, relating to the Company’s compensation plans under which equity securities are authorized for issuance.

Number of securities
	Number of securities	Weighted average	remaining available for
	to be issued upon	exercise price of	future issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	47,300	$11.01	115,000 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	47,300	$11.01	115,000 (2)

(1)	The plans referred to are the Company’s Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.

(2)	Includes 60,000 shares of restricted stock available for issuance pursuant to the Company’s Executive Incentive Plan.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following financial statements and report of independent registered public accounting firm of the Company and its subsidiaries are filed as part of this report:
     Report of Independent Registered Public Accounting Firm dated March 26, 2010 — Crowe Horwath LLP
     Consolidated Balance Sheets — December 31, 2009 and 2008
     Consolidated Statements of Income — Years ended December 31, 2009 and 2008
     Consolidated Statements of Changes in Shareholders’ Equity — December 31, 2009 and 2008
     Consolidated Statements of Cash Flows — Years ended December 31, 2009 and 2008
     Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
     Not applicable
(b) Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-51166).

4.1	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are included as exhibit 10.19 to this report.

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998. *

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769). *

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

10.15	Summary of Director Compensation Arrangement.*

10.16	Loan Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2007 Form 10-QSB (SEC file no. 000-51166).

10.17	Amendment to Loan Agreement, Revolving Credit Note and Pledge Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 23, 2008 (SEC file number 000-51166).

10.18	Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2009 Form 10-Q (SEC file no. 000-51166).

10.19	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are incorporated by reference to exhibit 4.1 of the Company’s Form 8-K filed December 22, 2009 (SEC file no. 000-51166).

13	2009 Annual Report to Shareholders of the Company. Except for the portions of the 2009 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company’s Form 8-K filed January 22, 2010 (SEC file no. 000-51166).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

COMMUNITY SHORES BANK CORPORATION
/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

/s/ Gary F. Bogner Gary F. Bogner, Chairman of the Board	/s/ Bruce C. Rice Bruce C. Rice, Director
(non-officer)

/s/ Heather D. Brolick Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	/s/ Jonathon L. Smith Jonathon L. Smith, Director

/s/ Robert L. Chandonnet Robert L. Chandonnet, Vice Chairman of the Board (non-officer)	/s/ Roger W. Spoelman Roger W. Spoelman, Director

/s/ Bruce J. Essex Bruce J. Essex, Director	/s/ Tracey A. Welsh Tracey A. Welsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Steven P. Moreland Steven P. Moreland, Director

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).

4.1	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are included as exhibit 10.19 to this report.

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998. *

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769). *

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166)*.

10.15	Summary of Director Compensation Arrangement.*

10.16	Loan Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 7, 2007 is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2007 Form 10-QSB (SEC file no. 000-51166).

*	Management contract or compensatory plan or arrangement.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.17	Amendment to Loan Agreement, Revolving Credit Note and Pledge Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 23, 2008 (SEC file number 000-51166).

10.18	Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit is incorporated by reference to exhibit 10.1 of the Company’s September 30, 2009 Form 10-Q (SEC file no. 000-51166).

10.19	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are incorporated by reference to exhibit 4.1 of the Company’s Form 8-K filed December 22, 2009 (SEC file no. 000-51166).

13	2009 Annual Report to Shareholders of the Company. Except for the portions of the 2009 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2009 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company’s Form 8-K filed January 22, 2010 (SEC file no. 000-51166).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.