Form 10-Q
period 2010-03-31
COMMUNITY SHORES BANK CORP
filed 2010-05-17
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
☐ Yes ☑ No
At April 30, 2010, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$3,552,229	$2,161,388
Interest-bearing deposits in other financial institutions	21,151,387	662,700

Total cash and cash equivalents	24,703,616	2,824,088

Securities
Available for sale (at fair value)	29,978,208	21,650,026
Held to maturity (fair value of $0 at March 31, 2010 and $5,945,437 at December 31, 2009)	0	5,841,421

Total securities	29,978,208	27,491,447
Loans held for sale	611,103	1,070,692
Loans	180,608,114	183,247,827
Less: Allowance for loan losses	3,317,566	3,782,132

Net loans	177,290,548	179,465,695

Federal Home Loan Bank stock	404,100	404,100
Premises and equipment, net	11,216,060	11,293,169
Accrued interest receivable	807,720	885,103
Foreclosed assets	6,827,813	6,440,916
Other assets	1,516,568	1,554,849

Total assets	$253,355,736	$231,430,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$21,777,790	$24,884,625
Interest-bearing	198,735,690	173,691,984

Total deposits	220,513,480	198,576,609

Federal funds purchased and repurchase agreements	8,873,575	7,000,327
Federal Home Loan Bank advances	4,500,000	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	659,502	613,132

Total liabilities	244,046,557	221,690,068

Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 at March 31, 2010 and December 31, 2009	13,296,691	13,296,691
Retained (deficit) earnings	(4,174,700)	(3,734,295)
Accumulated other comprehensive income	187,188	177,595

Total shareholders’ equity	9,309,179	9,739,991

Total liabilities and shareholders’ equity	$253,355,736	$231,430,059

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Interest and dividend income
Loans, including fees	$2,805,607	$3,171,300
Securities	211,435	257,006
Federal funds sold, FHLB dividends and other income	7,459	9,758

Total interest income	3,024,501	3,438,064
Interest expense
Deposits	1,107,977	1,679,238
Repurchase agreements, federal funds purchased, and other debt	20,571	7,125
Federal Home Loan Bank advances and notes payable	184,532	169,455

Total interest expense	1,313,080	1,855,818

Net Interest Income	1,711,421	1,582,246
Provision for loan losses	529,081	348,243

Net Interest Income After Provision for Loan Losses	1,182,340	1,234,003
Non-interest income
Service charges on deposit accounts	174,533	224,376
Gain on sale of loans	45,906	101,290
Gain on sale of securities	79,814	129,107
Gain (loss) on sale of foreclosed assets	(8,689)	0
Other	193,271	121,932

Total non-interest income	484,835	576,705

Non-interest expense
Salaries and employee benefits	1,032,156	1,121,402
Occupancy	165,616	174,285
Furniture and equipment	159,128	168,572
Advertising	18,165	18,731
Data processing	122,779	122,182
Professional services	124,650	110,280
Foreclosed asset impairment	24,655	83,412
Other	460,431	450,113

Total non-interest expense	2,107,580	2,248,977

Loss Before Federal Income Taxes	(440,405)	(438,269)
Federal income tax expense (benefit)	0	(167,355)

Net Loss	$(440,405)	$(270,914)

Comprehensive Loss	$(430,812)	$(343,006)

Weighted average shares outstanding	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800

Basic loss per share	$(0.30)	$(0.18)

Diluted loss per share	$(0.30)	$(0.18)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Retained	Other	Total
		Common	(Deficit)	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive income (loss):
Net loss			(270,914)		(270,914)
Unrealized gain (loss) on securities available for sale				(72,092)	(72,092)

Total comprehensive loss					(343,006)

Balance at March 31, 2009	1,468,800	$13,296,691	$957,170	$349,587	$14,603,448

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive income (loss):
Net loss			(440,405)		(440,405)
Unrealized gain (loss) on securities available for sale				9,593	9,593

Total comprehensive loss					(430,812)

Balance at March 31, 2010	1,468,800	$13,296,691	$(4,174,700)	$187,188	$9,309,179

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss	$(440,405)	$(270,914)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	529,081	348,243
Depreciation and amortization	161,505	174,441
Net amortization of securities	36,330	14,989
Net realized gain on sale of securities	(79,814)	(129,107)
Net realized gain on sale of loans	(45,906)	(101,290)
Net realized loss on sale of foreclosed assets	8,689	0
Foreclosed asset impairment	24,655	83,412
Originations of loans for sale	(2,776,126)	(7,476,793)
Proceeds from loan sales	3,281,621	8,759,750
Net change in:
Accrued interest receivable and other assets	115,664	(98,758)
Accrued interest payable and other liabilities	46,370	17,528

Net cash from (used in) operating activities	861,664	1,321,501
Cash flows from investing activities
Activity in available for sale securities:
Sales	3,751,027	1,596,050
Maturities, prepayments and calls	3,469,445	1,590,925
Purchases	(9,654,156)	(5,161,163)
Loan originations and payments, net	1,101,702	5,736,872
Additions to premises and equipment, net	(84,396)	(19,725)
Proceeds from the sale of foreclosed assets	121,448	0

Net cash from (used in) investing activities	(1,292,255)	3,742,959
Cash flow from financing activities
Net change in deposits	21,936,871	11,982,249
Net change in federal funds purchased and repurchase agreements	1,873,248	(160,203)
Repayment of FHLB advance	(1,500,000)	0

Net cash (used in) from financing activities	22,310,119	11,822,046
Net change in cash and cash equivalents	21,879,528	16,886,506
Beginning cash and cash equivalents	2,824,088	5,671,801

Ending cash and cash equivalents	$24,703,616	$22,558,307

Supplemental cash flow information:
Cash paid during the period for interest	$1,298,830	$1,926,780
Transfers from loans to foreclosed assets	544,364	458,935
Transfers from securities held to maturity to available for sale	5,839,614	0
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:
The unaudited, consolidated financial statements as of and for the three month period ended March 31, 2010 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2009. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets, and for consolidation of variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Early adoption is prohibited. Adoption of this new guidance by the Company on January 1, 2010 did not have a material impact on our results of operations or financial condition.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2.	SECURITIES

The following tables represent the securities held in the Company’s portfolio at March 31, 2010 and at December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value

Available for sale:
US Treasury	$1,006,764	$0	$(1,139)	$1,005,625
US Government and federal agency	17,907,636	152,397	(26,968)	18,033,065
Municipals	3,310,840	54,190	0	3,365,030
Mortgage-backed — residential	7,348,551	244,273	(18,336)	7,574,488

	$29,573,791	$450,860	$(46,443)	$29,978,208

Held to maturity:
Municipals	$0	$0	$0	$0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$14,357,370	$138,037	$0	$14,495,407
Municipals	1,144,121	33,165	0	1,177,286
Mortgage-backed — residential	5,753,711	226,766	(3,144)	5,977,333

	$21,255,202	$397,968	$(3,144)	$21,650,026

Held to maturity:
Municipals	$5,841,421	$104,016	$0	$5,945,437

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2010:

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$3,037,807	$3,079,952
Due from one to five years	17,430,117	17,550,788
Due from five to ten years	1,757,316	1,772,980
Due in more than ten years	0	0
Mortgage-backed-residential	7,348,551	7,574,488

	$29,573,791	$29,978,208

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. SECURITIES (Continued)
Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

US Treasury	$1,005,625	$(1,139)	$0	$0	$1,005,625	$(1,139)
US Government and federal agency	5,555,494	(26,968)	0	0	5,555,494	(26,968)
Mortgage-backed -residential	1,736,762	(18,336)	0	0	1,736,762	(18,336)

	$8,297,881	$(46,443)	$0	$0	$8,297,881	$(46,443)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed- residential	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

During the first quarter of 2010 and that of 2009, the Company implemented strategies to realize market value gains within its securities portfolio to supplement earnings and capital. Proceeds from sales of securities available for sale were $3,751,027 for the three months ended March 31, 2010 and $1,596,050 for the three months ended March 31, 2009. Gross gains of $79,814 were realized on these sales during 2010, and gross gains of $129,107 were realized for 2009.
In 2010, several of the securities sold were in the held to maturity portfolio. As a result, the Company needed to transfer all of it’s remaining held to maturity securities into the available for sale portfolio in order to comply with accounting guidance. The carrying amount of the securities transferred was $2,288,108 and the unrealized gain recorded through other comprehensive income upon transfer was $28,192.
The Company’s present intent does not include further liquidation of securities but occasionally liquidation strategies will be selectively utilized to enhance earnings and capital or to provide liquidity.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI following guidance issued by FASB.
In determining OTTI under the FASB model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and

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
At March 31, 2010, seventeen debt securities had unrealized losses with aggregate depreciation of 0.56% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. All of the securities are issued by government agencies.
Mortgage-backed Securities
At March 31, 2010, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 1.06% at March 31, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3.	LOANS
     The components of the outstanding loan balances:

	March 31	December 31,
	2010	2009

Commercial	$67,795,989	$69,926,958
Real Estate:
Commercial	71,411,747	70,504,399
Residential	18,342,007	18,625,574
Construction	1,600,854	1,518,378
Consumer	20,980,761	22,140,462
Credit Cards	528,612	596,584

Subtotal	180,659,970	183,312,355
Allowance for loan losses	(3,317,566)	(3,782,132)
Net deferred loan fees	(51,856)	(64,528)

Loans, Net	$177,290,548	$179,465,695

     Loans held for sale totaled $611,103 at March 31, 2010 and $1,070,692 at December 31, 2009.
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS
     The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2010 and 2009:

	Three Months	Three Months
	Ended	Ended
	3/31/10	3/31/09

Beginning Balance	$3,782,132	$4,350,903
Charge-offs
Commercial	(339,003)	(1,909,893)
Real Estate-Commercial	(475,136)	(38,602)
Real Estate-Residential	(34,565)	0
Consumer	(165,928)	(31,504)

Total Charge-offs	(1,014,632)	(1,979,999)

Recoveries
Commercial	2,303	9,818
Real Estate-Commercial	0	150
Consumer	18,682	10,293

Total Recoveries	20,985	20,261

Net Charge-offs	(993,647)	(1,959,738)

Provision for loan losses	529,081	348,243

Ending Balance	$3,317,566	$2,739,408

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)
     Impaired loans were as follows:

	3/31/10	12/31/09
End of period loans with no allocated allowance for loan losses	$6,160,241	$5,025,520
End of period loans with allocated allowance for loan losses	8,143,607	9,148,730

Total	$14,303,848	$14,174,250

Amount of the allowance for loan losses allocated	$1,169,473	$1,726,570

	Three Months	Three Months
	Ended	Ended
	3/31/10	3/31/09
Average of impaired loans during the period:	$14,198,675	$10,852,661
Interest income recognized during impairment:	66,275	93,771
Cash-basis interest income recognized:	64,449	68,565
     Non-performing loans were as follows:

	3/31/10	12/31/09
Loans past due over 90 days still on accrual:	$114,761	$981,704
Non-accrual loans:	8,690,220	8,117,994
Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company has allocated $283,671 of specific reserves on $3,724,247 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010. The Company has also committed $1,176,229 to customers whose loans are classified as a troubled debt restructuring.
5.	FORECLOSED ASSETS
     Foreclosed asset activity:

	March 31,	March 31,
	2010	2009
Beginning of year	$6,440,916	$5,884,093
Additions	544,364	458,935
Proceeds from sales	(124,123)	0
Losses from sales	(8,689)	0
Direct write-downs	(24,655)	(83,412)

End of period	$6,827,813	$6,259,616

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$17,769	$39,391

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. PREMISES AND EQUIPMENT
Period end premises and equipment were as follows:

	March 31,	December 31,
	2010	2009
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,070,954	5,959,371
Furniture, fixtures and equipment	3,661,802	3,648,675
Construction in process	21,118	61,432

	15,201,202	15,116,806
Less: accumulated depreciation	3,985,142	3,823,637

	$11,216,060	$11,293,169

7. DEPOSITS
The components of the outstanding deposit balances at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009

Non-interest-bearing DDA	$21,777,790	$24,884,625
Interest-bearing DDA	38,860,969	27,677,774
Money market	20,440,193	19,330,781
Savings	9,131,333	8,611,038
Time, under $100,000	42,936,484	35,095,482
Time, over $100,000	87,366,711	82,976,909

Total Deposits	$220,513,480	$198,576,609

8. SHORT-TERM BORROWINGS
The Company’s short-term borrowings typically consist of repurchase agreements and borrowings from the Federal Reserve Bank. The March 31, 2010 and December 31, 2009 information was as follows:

	Repurchase	Borrowings
	Agreements	From FRB
Outstanding at March 31, 2010	$8,873,575	$0
Average interest rate at period end	1.33%	0.00%
Average balance during period	7,173,360	1,279,222
Average interest rate during period	1.15	0.49
Maximum month end balance during period	8,873,575	0

Outstanding at December 31, 2009	$7,000,327	$0
Average interest rate at year end	0.66%	0.00%
Average balance during year	7,489,802	150,959
Average interest rate during year	0.78	0.50
Maximum month end balance during year	10,393,960	2,120,000

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow an additional $1,808,322. Each borrowing requires a direct pledge of securities or loans. At March 31, 2010, the Bank had both loans and securities with a market value of $7,653,794 pledged to the Federal Home Loan Bank to support current borrowings. The advances are at fixed interest rates with the Federal Home Loan Bank having the option to convert to a floating rate index. Details of the Bank’s outstanding borrowings are:

	Current	March 31,	December 31,
Maturity Date	Interest Rate	2010	2009
March 24, 2010	5.99	0	1,500,000
November 3, 2010	5.95	2,000,000	2,000,000
December 13, 2010	5.10	2,500,000	2,500,000

		$4,500,000	$6,000,000
10. SUBORDINATED DEBENTURES
The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.34% at March 31, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. Under certain circumstances, interest payments may be deferred up to 20 calendar quarters. However, during any such deferrals, interest accrues on the unpaid interest payment. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.
11. NOTES PAYABLE
The Company has a $5.0 million term loan with Fifth Third Bank (“Fifth Third”) secured by the common stock of the Bank. The total balance outstanding at March 31, 2010 and December 31, 2009 was $5,000,000. The outstanding principal bears interest at a rate of 275 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 6.00%. The maturity date of the term loan is January 3, 2011. The loan is not amortizing. Interest is payable quarterly in arrears on the last business day of March, June, September, and December. The term loan may be prepaid in whole or in part without any prepayment fee.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
11. NOTES PAYABLE (Continued)
The term loan includes covenants such as: the Company may not use the loan proceeds to pay dividends in excess of $500,000 annually; the Company must have cash available to service quarterly interest; the Bank must be well capitalized and the Company must be adequately capitalized; capped ratios of non-performing loans to total loans and non-performing assets to total assets became applicable on March 31, 2010; and a Bank return on average assets ratio becomes applicable for the month of June 2010. While the Company was in compliance with all applicable financial covenants at both December 31, 2009 and March 31, 2010, there can be no assurance that the Company will be in compliance each future reporting period. If any of the above mentioned covenants are breached, it would be considered an Event of Default and at the option of Fifth Third, all or any part of the unpaid principal and interest balance may become immediately due.
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
A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2010 and December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
Unused lines of credit and letters of credit	$27,187,325	$28,256,337
Commitments to make loans	25,000	866,340
Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credits expire without being used, the above amounts related to those categories do not necessarily represent future cash disbursements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. FAIR VALUE MEASUREMENTS
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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
The Company used the following methods and significant assumptions to estimate fair value:
Securities: The fair values of securities are obtained from a third party who utilizes quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing (Level 2 inputs), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
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
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals and broker market opinions. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.
Foreclosed Assets: Nonrecurring adjustments to certain commercial and residential real estate properties classified as foreclosed assets are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property and broker market opinions, resulting in a

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE MEASUREMENTS (Continued)
Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets measured at fair value on a recurring basis are summarized below for the periods ended March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2010
Available for sale securities:
US Treasury	$1,005,625	$1,005,625	$0	$0
US Government and federal agency	18,033,065	1,999,158	16,033,907	0
Municipal securities	3,365,030	0	3,365,030	0
Mortgage-backed - residential	7,574,488	1,039,724	6,534,764	0
Servicing assets	37,096	0	37,096	0

December 31, 2009
Available for sale securities:
US Government and federal agency	$14,495,407	$500,000	$13,995,407	0
Municipal securities	1,177,286	0	1,177,286	0
Mortgage-backed - residential	5,977,333	0	5,977,333	0
Servicing assets	45,602	0	45,602	0
Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Impaired loans	$6,974,134	$0	$0	$6,974,134
Foreclosed assets	6,827,813	0	0	6,827,813

December 31, 2009
Impaired loans	$7,422,160	$0	$0	$7,422,160
Foreclosed assets	6,210,650	0	0	6,210,650

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE MEASUREMENTS (Continued)
The following represents impairment charges recognized during the period:

Collateral dependent impaired loans are measured using the fair value of the collateral. At March 31, 2010, such impaired loans had a principal amount of $8,143,607, with a valuation allowance of $1,169,473 compared to impaired loans with a principal amount of $9,148,730 and a valuation allowance of $1,726,570 at December 31, 2009. The fair values of the collateral on these loans were determined primarily using independent appraisals and broker market opinions which were adjusted for anticipated disposition costs.

At March 31, 2010 and December 31, 2009, foreclosed assets carried a fair value of $6,827,813 and $6,210,650 respectively. During the three month period ended March 31, 2010, one property included in this total was written down by $24,655. During the twelve month period ended December 31, 2009, thirty properties were written down by $1,905,622. There were also three properties totaling $544,364 (at fair value) added to other real estate owned during the first three months of 2010, while during the twelve month period ended December 31, 2009 there were nineteen properties totaling $2,928,689 added. The fair value of other real estate owned was determined primarily using independent appraisals and broker market opinions which were adjusted for anticipated disposition costs.

Carrying amount and estimated fair values of financial instruments were as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets
Cash and cash equivalents	$24,704	$24,704	$2,824	$2,824
Securities available for sale	29,978	29,978	21,650	21,650
Securities held to maturity	0	0	5,841	5,945
Loans held for sale	611	612	1,071	1,078
Loans, net	177,291	173,557	179,466	176,157
FHLB stock	404	N/A	404	N/A
Accrued interest receivable	808	808	885	885

Financial liabilities
Deposits	220,513	223,476	198,577	202,151
Federal funds purchased and repurchase agreements	8,874	8,874	7,000	7,000
FHLB advances	4,500	4,507	6,000	6,020
Subordinated debentures	4,500	3,785	4,500	3,758
Notes payable	5,000	5,000	5,000	5,000
Accrued interest payable	178	178	164	164

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13.	FAIR VALUE MEASUREMENTS (Continued)
The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on the information previously presented. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration for widening credit spreads. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. It was not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Estimated fair value for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying value.
14.	INCOME TAXES
Accounting guidance related to income taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. The continuing recent losses resulting from the distressed operating environment in Michigan have significantly restricted our ability under the accounting rules to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to establish a valuation allowance against our entire net deferred tax asset. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
15.	REGULATORY MATTERS
Banks are subject to regulatory capital requirements administered by the federal banking agencies. Since the Company is a one bank holding company with consolidated assets less than $500 million, regulatory minimum capital ratios are applied only to the Bank. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

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
after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the well-capitalized category under the regulatory framework for prompt corrective action at both March 31, 2010 and December 31, 2009.

Actual and required capital amounts and ratios at March 31, 2010 and December 31, 2009 for the Bank were:

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$20,746,000	10.40%	$15,961,105	8.00%	$19,951,381	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	18,241,916	9.14	7,980,553	4.00	11,970,829	6.00
Tier 1 (Core) Capital to average assets of the Bank	18,241,916	7.56	9,653,728	4.00	12,067,160	5.00
December 31, 2009
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$21,035,207	10.41%	$16,167,491	8.00%	$20,209,363	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	18,493,531	9.15	8,083,745	4.00	12,125,618	6.00
Tier 1 (Core) Capital to average assets of the Bank	18,493,531	7.79	9,500,313	4.00	11,875,391	5.00
The Company and the Bank Boards of Directors have resolved to obtain regulatory approval prior to paying dividends, among other reasons, in order to preserve capital given the asset quality and overall financial condition of both entities. Additionally, they resolved that the Bank should maintain a tier one capital (leverage) ratio of 8%. The Bank’s Leverage Ratio at March 31, 2010 was 7.56%.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16.	OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Unrealized holding gains (losses) on held to maturity securities transferred to available for sale	$28,192	$0
Unrealized holding gains (losses) on available for sale securities	61,215	19,877
Less reclassification adjustments for (gains) and losses later recognized in income	(79,814)	(129,107)

Net unrealized gain (loss)	9,593	(109,230)
Tax effect	0	(37,138)

Other comprehensive income (loss)	$9,593	$(72,092)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, through March 31, 2010 and is separated into two parts which are labeled, Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2010 to that at December 31, 2009. The part labeled Results of Operations discusses the three month period ended March 31, 2010 as compared to the same period in 2009. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or to support future growth; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

The overall economic environment is more challenging than we have ever seen and the lack of financial health in the state of Michigan only stands to exacerbate the problems. Unemployment in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At March 31, 2010, unemployment was 16.5% for Muskegon County and 14.0% for Ottawa County. In addition to high unemployment, property values have declined. A large portion of the difficulty in the financial market centers on the lack of activity and declining valuations in real estate. The negative effect of this downturn in real estate has adversely affected credit markets and consumer confidence. It is unlikely that these trends will be reversed in the short term however recent data has indicated that stabilization may have occurred.

FINANCIAL CONDITION

Total assets increased by $21.9 million to $253.3 million at March 31, 2010 from $231.4 million at December 31, 2009. This is a 9.5% increase in assets during the first three months of 2010. Balance sheet growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing bank accounts and available for sale securities offset somewhat by a net decrease in the Bank’s loan portfolio.

Cash and cash equivalents increased by $21.9 million to $24.7 million at March 31, 2010 from $2.8 million at December 31, 2009. This change was mostly reflective of increases in balances held in bank accounts between the above two periods. Balances kept at the Federal Reserve Bank of Chicago (“FRB”) increased $20.5 million since year-end 2009. The increase in liquidity is driven largely by the seasonal fluctuation in the balances of two of the Bank’s largest customers. Although these depositors are expected to reduce their balances in the second quarter, it is the goal of management to maintain elevated liquidity to provide a stronger funding base for unexpected cash needs. Balances held at the FRB receive an interest rate which exceeds the federal funds sold rate. Additionally, balances held at the FRB are given a preferential risk rating when computing total risk based capital ratios. The current rate environment and the need to preserve capital, are given great consideration when making cash management decisions.

Securities increased $2.5 million since December 31, 2009. Investment activity in the first three months of the year included purchases of $9.7 million, maturities and calls of $3.5 million and sales of $3.7 million. During the first quarter of the year the Company sold off a majority of its municipal portfolio and realized a net gain of

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
$80,000. The Company will not be in a taxable position in the near term so management chose to realize market value gains to supplement earnings and capital. Many of the municipal securities were in the held to maturity category of the investment portfolio. Accounting rules are such that selling held to maturity investments prior to maturity disallows utilization of the held to maturity category until management can again assert that it has the intent and ability to hold such securities until maturity. It also requires the remaining securities to be transferred into the available for sale category causing them to be carried at fair value. All of the securities had an unrealized gain on March 31, 2010 so there was no detrimental impact to the transfer. In general, the entire investment portfolio is strong and has an overall unrealized gain. The Company’s present intent does not include further liquidation of securities but occasionally liquidation strategies may be selectively utilized to enhance earnings and capital or to provide liquidity.

The Bank’s security portfolio was nearly 95% pledged at year-end 2009 compared to 81% pledged at March 31, 2010. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases during the next three quarters of 2010.

Total loans (held for investment) decreased $2.6 million and were $180.6 million at March 31, 2010 down from $183.2 million at December 31, 2009. The decrease is evidenced by a decline of $2.1 million in the commercial portfolio, $1.2 decline in the consumer loan portfolio offset by a moderate increase in the total real estate portfolio of $706,000. A portion of the overall decrease was attributable to charge offs of $1.0 million in the first three months of 2010; the rest was various loan payoffs. In spite of overall decrease in the loan portfolio, the concentration of commercial and commercial real estate loans remained the same as year-end 2009 at a level of 77%.

Loans held for sale activity during the first quarter of 2010 included, $2.8 million of residential mortgage loan originations and $3.2 million of residential mortgage loan sales. The associated gain on the loan sales was $46,000. These results compare to mortgage originations of $7.5 million, sales of $8.6 million and gains of $101,000 occurring in the first three months of 2009.

The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk[1].

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The loan maturities and rate sensitivity of the loan portfolio at March 31, 2010 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial, financial and other	$12,036,575	$28,528,030	$22,545,193	$4,634,335	$67,744,133
Real Estate:
Commercial	11,820,452	12,478,057	44,939,092	2,174,146	71,411,747
Construction	809,583	551,345	0	239,926	1,600,854
Mortgages	0	0	14,168	18,327,839	18,342,007
Consumer	571,703	2,080,132	12,331,793	5,997,133	20,980,761
Credit Cards	58,453	183,248	286,911	0	528,612

	$25,296,766	$43,820,812	$80,117,157	$31,373,379	$180,608,114

Loans at fixed rates	10,653,065	26,093,021	73,335,912	23,483,018	133,565,016
Loans at variable rates	14,643,701	17,727,791	6,781,245	7,890,361	47,043,098

	$25,296,766	$43,820,812	$80,117,157	$31,373,379	$180,608,114

At March 31, 2010, there were 74% of the loan balances carrying a fixed rate and 26% a floating rate, and only 17% of the entire portfolio had a contractual maturity longer than five years. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Rates have remained low for an extended period of time. It is likely that future rate movements will be rising. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened with the activity related to the mortgage business line; however emphasis remains on originating loans salable into the secondary market. Management prefers to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally involved in mortgage products.

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
At March 31, 2010 there were $6.2 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loans losses. During the first quarter of 2010, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.
During the first three months of 2010, $529,000 was added to the allowance through the provision expense. At March 31, 2010, the allowance totaled $3.3 million or approximately 1.84% of gross loans outstanding, compared to 2.06% at December 31, 2009. Many of the loans that were charged off in the first quarter of 2010 were fully allocated for in the allowance for loan losses. Impaired loans with an allocated allowance decreased $1.0 million since December 31, 2009 to $6.2 million at March 31, 2010. Impaired loans requiring no allocated allowance for loan losses increased by $1.1 million since year-end 2009. General allocations increased in the first three months of 2010 mostly as a result of modifications made to the factors pertaining to the current economic environment.
The distribution of the allowance at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010		December 31, 2009
		Percent of		Percent of
		Allowance		Allowance
		Related to		Related to
Balance at End of Period Applicable to:	Amount	Loan Category	Amount	Loan Category
Commercial	$1,229,193	1.8%	$1,529,470	2.2%
Real Estate:
Commercial	1,600,723	2.2	1,828,022	2.6
Residential	116,220	0.6	91,532	0.5
Construction	20,971	1.3	17,461	1.1
Consumer	350,459	1.7	315,647	1.4

Total	$3,317,566	1.8%	$3,782,132	2.1%

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at March 31, 2010 compared to those at year-end 2009 and the corresponding change related to those two periods.

			Increase
Loans Past Due:	March 31, 2010	December 31, 2009	(Decrease)
30-59 days	$3,232,893	$1,317,396	$1,915,497
60-89 days	270,608	881,712	(611,104)
90 days and greater	114,761	981,704	(866,943)
Non-accrual loans	8,690,220	8,117,994	572,226
From year-end 2009 to March 31, 2010, overall past due and non-accrual loans have increased by $1.0 million.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loans past due 30-59 days have increased significantly since year-end 2009. The increase of $1.9 million is primarily attributable to one relationship. The collateral is a professional office building. The borrower is having trouble keeping enough units occupied to make timely loan payments. A partial payment was submitted to the Bank at the beginning of April but it was not enough to bring the loan current. The Bank continues to have regular dialogue with the borrower. It is difficult to say with certainty if the borrower will be successful in securing additional tenants.
Loans past due 60 to 89 days decreased $611,000 from December 31, 2009 to March 31, 2010. One note for $36,000 moved to the 90 day and greater past due category in the first quarter of 2010. Four notes totaling $429,000 were in the 60 to 89 days past due category at year end 2009 but are now in the non- accrual totals. The collateral supporting most of the borrowings transferred from 60-89 days past due category to non-accrual category since year end 2009 is in various stages of foreclosure.
Loans ninety days past due and greater decreased by $867,000 since year-end 2009. One loan for $735,000 is no longer past due and another note for $149,000 was charged off.
The Bank’s non-accrual loans have increased $572,000 from December 31, 2009 to March 31, 2010. A majority of the increase is related to the four notes moving from the 60-89 days past due category to non-accrual status in the first quarter of 2010.
Overall net charge-offs for the first quarter of 2010 were $1.0 million compared to $2.0 million for the comparable period in 2009. The corresponding ratio of net charge-offs to average loans for the first quarter of 2010 was 2.2%. For the same period in 2009 the ratio was 3.9%. Although there was a decline since last year, the ratios are not comparable to normal historical charge off ratios. Given the general state of the Michigan economy, it is likely that charge off ratios may remain elevated for a period of time.
Foreclosed assets rose $387,000 since December 31, 2009. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first three months of 2010, three properties with a value of $544,000 were added, four properties were sold for $121,000 and other held properties were written down by $25,000. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At March 31, 2010, there were thirty-four real estate properties compared to twenty-seven at March 31, 2009. If any relinquished asset is sold for less than it is being held further losses could result.
Deposit balances were $220.5 million at March 31, 2010 up from $198.6 million at December 31, 2009. Total deposit growth since year-end was $21.9 million or 11%. Non interest bearing deposits declined $3.1 million since year-end 2009. In January, one customer transferred $2.2 million into our repurchase product to secure a higher yield on his deposit relationship.
Interest-bearing checking accounts, money market and savings balances rose $12.8 million. Two of the Bank’s large public fund customers increased their holdings over $13 million since year-end.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Time deposits grew $12.2 million since December 31, 2009. Local time deposits made up $5.9 million of the total increase. In December, the Bank began utilizing an internet time deposit listing service. Additionally, in January, local specials were advertised in conjunction with the Bank’s eleven year anniversary. Brokered deposits increased $6.3 million in the first quarter of 2010. The Bank’s current liquidity position, its short term liquidity projection and the cost relative to local deposits are all factors which are considered when increasing or decreasing brokered deposits. In January, two brokered deposits totaling $7.1 million were recorded. One had a term of 27 months and was at a rate of 1.60%. The second had a term of 16 months and was at a rate of 0.80%. These rates were nearly 60 basis points lower than local market rates. The concentration of brokered deposits to total deposits increased 1% climbing to 27% at March 31, 2010 from 26% at December 31, 2009.
Repurchase agreement balances were $7.0 million at December 31, 2009 and $8.9 million at March 31, 2010; an increase of $1.9 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are typically collateralized by high quality government securities held within the Bank’s security portfolio. During the first quarter of 2010, one customer transferred a significant portion of his balance from non-interest bearing checking account into his repurchase account. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates and mitigated risk.
The Company had $4.5 million in outstanding FHLB advances at March 31, 2010. There were $6.0 million outstanding at December 31, 2009. One advance for $1.5 million matured on March 24th and was not renewed. There are two remaining advances which mature in the fourth quarter of 2010. At this time, it is the Company’s intention to let those mature as well without being renewed.
Shareholders’ equity totaled $9.3 million at March 31, 2010 and $9.7 million on December 31, 2009. The operating losses recorded in the first three months of 2010 were coupled with a small increase in accumulated other comprehensive income (security market value adjustments).
RESULTS OF OPERATIONS
The net loss for the first quarter of 2010 was $440,000 compared to losses of $271,000 for the similar period in 2009. The corresponding basic and diluted loss per share for the first quarter of 2010 was $(0.30) compared to $(0.18) for the first quarter of 2009. On a pre-tax basis, the first quarter earnings of 2009 and 2010 were within $2,000 of each other.
For the first three months of 2010, the annualized return on the Company’s average total assets was (0.73)%. It was (0.42)% for the first three months of 2009. The Company’s annualized return on average equity was (16.26)% for the first three months of 2010. For the similar period in 2009 it was (7.53)%. The ratio of average equity to average assets was 4.49% for the first three months of 2010 and 5.58% for the same period in 2009.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A large portion of revenue is net interest income. The net interest income and corresponding net interest margin improved between the first three months of 2009 and that of 2010 mainly as a result of the Company achieving a lower cost of funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three months ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$9,096,118	$5,422	0.24%	$12,130,042	$5,695	0.19%
Securities	28,642,857	241,220	3.37	26,132,581	299,362	4.58
Loans (including held for sale and non accrual)	182,555,777	2,805,607	6.15	201,236,490	3,171,300	6.30

	220,294,752	3,052,249	5.54	239,499,113	3,476,357	5.81
Other assets	20,629,566			18,468,942

	$240,924,318			$257,968,055

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$183,853,617	$1,107,977	2.41	$203,879,636	$1,679,238	3.29
Federal funds purchased, repur- chase agreements and Federal
Reserve Bank borrowings	8,452,582	20,571	0.97	5,290,074	7,125	0.54
Subordinated Debentures, notes payable and FHLB advances	15,366,667	184,532	4.80	14,700,000	169,455	4.61

	207,672,866	1,313,080	2.53	223,869,710	1,855,818	3.32

Non-interest-bearing deposits	21,728,258			19,127,438
Other liabilities	699,350			581,055
Shareholders’ Equity	10,823,844			14,389,852

	$240,924,318			$257,968,055

Net interest income (tax equivalent basis)		1,739,169			1,620,539
Net interest spread on earning assets (tax equivalent basis)			3.01%			2.49%

Net interest margin on earning assets (tax equivalent basis)			3.16%			2.71%

Average interest-earning assets to average interest-bearing liabilities			106.08%			106.98%

Tax equivalent adjustment		27,748			38,293

Net interest income		$1,711,421			$1,582,246

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The tax equivalent net interest spread on average earning assets increased 52 basis points to 3.01% in the past twelve months. The tax equivalent net interest margin increased by 45 basis points from 2.71% for the first three months in 2009 to 3.16% for the first three months of 2010. The tax equivalent net interest income for the first three months of 2010 was $1.7 million compared to a figure of $1.6 million for the same three months in 2009. The Company recorded $119,000 more net interest income in spite of $19.2 million less average earning assets on the books. The net interest margin improved primarily because decreases to the yield on average earning assets were not as great as the rate reductions on the funding side.
The average rate earned on interest earning assets was 5.54% for the three months ended March 31, 2010 compared to 5.81% for the same period in 2009. The main contributing factor was the 15 basis point decrease in the yield on loans, the Bank’s largest earning asset category. The Bank’s average internal prime rate was the same in both first quarter periods. A majority of the decrease is related to the continued low interest rate environment which is the basis for pricing loans as they come up for renewal during the year. Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout the last year, as higher rate securities were sold to realize gains, the securities purchased held lower rates. Fortunately decreases to yields on interest earning assets were more than offset by rate reductions on the funding side.
Management spent a significant amount of time managing the improvement in the cost of funds. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and notes payable improved by 79 basis points for the first three months of 2010 compared to the first three months of 2009. The rates paid on interest bearing deposits have decreased 88 basis points since March 2009. The average rate on the time deposit portfolio has been reduced by 72 basis points over the last twelve months. Reduction in the blended rate paid on deposits helped to offset the rise in the average rate paid on the Company’s debt.
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
The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest-bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest-bearing

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment.
Details of the repricing gap at March 31, 2010 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits in other financial institutions	$21,151,387	$0	$0	$0	$21,151,387
Securities (including FHLB stock)	2,129,020	5,914,382	15,797,284	6,541,622	30,382,308
Loans Held for Sale	9,541	31,011	187,428	383,123	611,103
Loans[1]	53,621,756	32,482,621	73,855,614	20,648,123	180,608,114

	76,911,704	38,428,014	89,840,326	27,572,868	232,752,912
Interest-bearing liabilities
Savings and checking	42,101,441	26,331,051	0	0	68,432,492
Time deposits <$100,000	2,896,584	17,958,240	22,101,670	0	42,956,494
Time deposits >$100,000	8,815,828	36,577,902	41,952,974	0	87,346,704
Repurchase agreements and
Federal funds purchased	8,873,575	0	0	0	8,873,575
Subordinated Debt and Federal
Home Loan Bank Advances	9,500,000	4,500,000	0	0	14,000,000

	72,187,428	85,367,193	64,054,644	0	221,609,265
Net asset (liability) repricing gap	$4,724,276	$(46,939,179)	$25,785,682	$27,572,868	$11,143,647

Cumulative net asset (liability)
Repricing gap	$4,724,276	$(42,214,903)	$(16,429,221)	$11,143,647

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense and continued increases to net interest income and margin. Conversely, if rates begin to rise, the negative repricing position implies that more rate bearing liabilities could reprice compared to earning assets which would likely decrease net interest income outcomes. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.
The provision for loan losses for the first quarter of 2010 was calculated to be $529,000. For the same period in 2009, the recorded provision for loan losses was $348,000. Expenses in both time periods are associated with changes in historical loss calculations, economic condition as well as loan charge offs, impairments and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve have increased as a result of the weakening economy and more emphasis being placed on recent loss history. On the other hand, specific

1	Includes non accrual loans.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
allocations to the loan loss reserve have decreased as a result of loan charge offs. In the first three months of both 2010 and 2009, loan charge-offs exceeded the provision expense. This happens when there are already allocated loan loss reserves for impaired credits prior to the charge off occurring. Of the $1.0 million in charge-offs taken in the first quarter of 2010, $788,000 were specifically reserved at December 31, 2009. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending.
Non-interest income recorded in the first three months of 2010 totaled $485,000; $92,000 less than the same period in 2009. There were a few differences between the two periods. Included in 2009’s first quarter total were security gains of $129,000 compared to security gains of only $80,000 in 2010’s first quarter. In the first quarter of 2010, gains on the sale of mortgage loans declined $55,000 compared to the comparable period in 2009. The originations were much lower between the two periods. Lower service charge income recorded in the first quarter of 2010 was slightly offset by $38,000 more brokerage fee income.
Non-interest expenses for the first three months of 2010 were $2.1 million compared to a total of $2.2 million for 2009, a decrease of 6%. The notable variances among the individual categories were in the areas of salaries and benefits and foreclosed asset impairment charges.
Salaries and benefit expenses totaled $1.0 million for the first three months of 2010 compared to $1.1 million in the first quarter of 2009. Through attrition the Company has permanently reduced its staff by three full time equivalent positions since March 31, 2009 and made changes to benefit programs to reduce costs. The Company suspended its 401(k) matching program in the second half of 2009, 401(k) matching expense was $31,000 in the first quarter of 2009. There was no expense in the first quarter of 2010.
There were foreclosed asset impairment charges of $25,000 in the first quarter of 2010 compared to $83,000 in the similar period of 2009. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Given the uncertain economic environment and its detrimental effect on property values, it is likely that foreclosed real property impairment charges will continue. At March 31, 2010, foreclosed assets totaled $6.8 million.
There was no income tax expense for the first quarter of 2010. There was recorded benefit of $167,000 for the first three months of 2009. In the first quarter of 2009, the Company had not established a deferred tax valuation allowance and was operating under the assumption that the deferred tax assets were more likely than not to be fully realized. This position was reversed in the second quarter of 2009 when a deferred tax valuation allowance of all deferred tax assets was established. Until there is solid trend of profitability the Company will not incur income tax expense.

COMMUNITY SHORES BANK CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2010. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the opinion of management, the Company and its subsidiaries are not a party to any current legal proceedings that are expected to have a material adverse affect on their financial condition, either individually or in the aggregate.
ITEM 1A. RISK FACTORS
Not applicable for smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

COMMUNITY SHORES BANK CORPORATION

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

COMMUNITY SHORES BANK CORPORATION
May 17, 2010 Date	By:	/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer (principal executive officer)

May 17, 2010 Date	By:	/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.