Form 10-Q
period 2010-06-30
COMMUNITY SHORES BANK CORP
filed 2010-08-13
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
☐ Yes ☑No
At August 13, 2010, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$4,351,462	$2,161,388
Interest-bearing deposits in other financial institutions	27,124,150	662,700

Total cash and cash equivalents	31,475,612	2,824,088

Securities
Available for sale (at fair value)	32,235,060	21,650,026
Held to maturity (fair value of $0 at June 30, 2010 and $5,945,437 at December 31, 2009)	0	5,841,421

Total securities	32,235,060	27,491,447

Loans held for sale	1,324,966	1,070,692

Loans	178,821,289	183,247,827
Less: Allowance for loan losses	3,138,303	3,782,132

Net loans	175,682,986	179,465,695

Federal Home Loan Bank stock	513,600	404,100
Premises and equipment, net	11,077,239	11,293,169
Accrued interest receivable	864,542	885,103
Foreclosed assets	6,837,191	6,440,916
Other assets	1,400,276	1,554,849

Total assets	$261,411,472	$231,430,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$25,813,264	$24,884,625
Interest-bearing	203,340,097	173,691,984

Total deposits	229,153,361	198,576,609

Federal funds purchased and repurchase agreements	9,220,685	7,000,327
Federal Home Loan Bank advances	4,500,000	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	650,093	613,132

Total liabilities	253,024,139	221,690,068

Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 June 30, 2010 and December 31, 2009	13,296,691	13,296,691
Retained deficit	(5,363,816)	(3,734,295)
Accumulated other comprehensive income	454,458	177,595

Total shareholders’ equity	8,387,333	9,739,991

Total liabilities and shareholders’ equity	$261,411,472	$231,430,059

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income
Loans, including fees	$2,854,592	$3,100,128	$5,660,199	$6,271,428
Securities	205,259	239,475	416,694	500,544
FHLB dividends and other income	15,664	17,817	23,123	23,512

Total interest income	3,075,515	3,357,420	6,100,016	6,795,484
Interest expense
Deposits	1,126,529	1,528,441	2,234,506	3,207,679
Repurchase agreements, federal funds purchased, and other debt	20,757	12,514	41,328	19,639
Federal Home Loan Bank advances, subordinated debentures and notes payable	164,030	173,938	348,562	343,393

Total interest expense	1,311,316	1,714,893	2,624,396	3,570,711

Net Interest Income	1,764,199	1,642,527	3,475,620	3,224,773
Provision for loan losses	832,723	130,157	1,361,804	478,400

Net Interest Income after Provision for Loan Losses	931,476	1,512,370	2,113,816	2,746,373
Non-interest income
Service charges on deposit accounts	199,290	222,008	373,823	446,384
Mortgage loan referral fees	0	15,420	0	15,420
Gain on sale of loans	60,931	105,452	106,837	206,742
Gain on sale of securities	0	143,903	79,814	273,010
Gain (loss) on sale of foreclosed assets	(12,622)	(11,041)	(21,311)	(11,041)
Other	117,921	163,905	311,192	285,837

Total non-interest income	365,520	639,647	850,355	1,216,352

Non-interest expense
Salaries and employee benefits	1,007,047	1,083,478	2,039,203	2,204,880
Occupancy	148,671	156,179	314,287	330,464
Furniture and equipment	145,457	169,285	304,585	337,857
Advertising	19,102	13,486	37,267	32,217
Data processing	137,244	130,273	260,023	252,455
Professional services	116,297	118,567	240,947	228,847
Foreclosed asset impairment	359,966	36,330	384,621	119,742
Other	552,328	627,287	1,012,759	1,077,400

Total non-interest expense	2,486,112	2,334,885	4,593,692	4,583,862

Loss Before Federal Income Taxes	(1,189,116)	(182,868)	(1,629,521)	(621,137)
Federal income tax expense	0	1,153,316	0	985,961

Net Loss	$(1,189,116)	$(1,336,184)	$(1,629,521)	$(1,607,098)

Comprehensive Loss	$(921,846)	$(1,627,910)	$(1,352,658)	$(1,970,916)

Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Basic loss per share	$(0.81)	$(0.91)	$(1.11)	$(1.09)

Diluted loss per share	$(0.81)	$(0.91)	$(1.11)	$(1.09)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Retained	Other	Total
		Common	(Deficit)	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive loss:
Net loss			(1,607,098)		(1,607,098)
Unrealized loss on securities available-for-sale				(363,818)	(363,818)

Total comprehensive loss					(1,970,916)

Balance at June 30, 2009	1,468,800	$13,296,691	$(379,014)	$57,861	$12,975,538

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive loss:
Net loss			(1,629,521)		(1,629,521)
Unrealized gain on securities available-for-sale				276,863	276,863

Total comprehensive loss					(1,352,658)

Balance at June 30, 2010	1,468,800	$13,296,691	$(5,363,816)	$454,458	$8,387,333

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net loss	$(1,629,521)	$(1,607,098)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	1,361,804	478,400
Depreciation and amortization	307,408	345,108
Net amortization of securities	78,094	43,822
Net realized gain on sale of securities	(79,814)	(273,010)
Net realized gain on sale of loans	(106,837)	(206,742)
Net realized loss on sale of foreclosed assets	21,311	11,041
Foreclosed asset impairment	384,621	119,742
Originations of loans for sale	(6,807,963)	(18,160,858)
Proceeds from loan sales	6,660,526	17,387,795
Establish deferred tax asset valuation	0	1,203,189
Net change in:
Accrued interest receivable and other assets	175,133	(189,416)
Accrued interest payable and other liabilities	36,961	74,289

Net cash from (used in) operating activities	401,723	(773,738)
Cash flows from investing activities
Activity in available for sale securities:
Sales	3,751,027	5,184,686
Maturities, prepayments and calls	6,584,667	2,574,466
Purchases	(14,800,724)	(10,825,558)
Activity in held to maturity securities:
Maturities	0	505,000
Loan originations and payments, net	848,206	9,527,978
Purchase of Federal Home Loan Bank stock	(109,500)	0
Additions to premises and equipment, net	(91,478)	(23,224)
Proceeds from the sale of foreclosed assets	770,493	93,106

Net cash from (used in) investing activities	(3,047,309)	7,036,454
Cash flows from financing activities
Net change in deposits	30,576,752	(7,908,976)
Net change in federal funds purchased and repurchase agreements	2,220,358	1,762,762
Draws on note payable and line of credit	0	800,000
Repayment of FHLB advance	(1,500,000)	0

Net cash from (used in) financing activities	31,297,110	(5,346,214)
Net change in cash and cash equivalents	28,651,524	916,502
Beginning cash and cash equivalents	2,824,088	5,671,801

Ending cash and cash equivalents	$31,475,612	$6,588,303

Supplemental cash flow information:
Cash paid during the period for interest	$2,585,188	$3,642,647
Transfers from loans to foreclosed assets during the period	1,572,700	1,080,469
Transfers from securities held to maturity to available for sale	5,839,614	0
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND RECENT ACCOUNTING DEVELOPMENTS:
The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2010 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2009. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SECURITIES
The following tables represent the securities held in the Company’s portfolio at June 30, 2010 and at December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Available for sale:
US Treasury	$1,005,929	$6,728	$0	$1,012,657
US Government and federal agency	16,369,083	269,404	0	16,638,487
Municipals	3,183,859	80,089	0	3,263,948
Mortgage-backed and collateralized mortgage obligations— residential	11,004,502	324,416	(8,950)	11,319,968

	$31,563,373	$680,637	$(8,950)	$32,235,060

Held to maturity:
Municipals	$0	$0	$0	$0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$14,357,370	$138,037	$0	$14,495,407
Municipals	1,144,121	33,165	0	1,177,286
Mortgage-backed — residential	5,753,711	226,766	(3,144)	5,977,333

	$21,255,202	$397,968	$(3,144)	$21,650,026

Held to maturity:
Municipals	$5,841,421	$104,016	$0	$5,945,437

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2010:

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$500,336	$500,586
Due from one to five years	18,301,625	18,618,515
Due from five to ten years	1,756,910	1,795,991
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations — residential	11,004,502	11,319,968

	$31,563,373	$32,235,060

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SECURITIES (Continued)
Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed and collateralized mortgage obligations - residential	$3,115,442	$(8,950)	$0	$0	$3,115,442	$(8,950)

	$3,115,442	$(8,950)	$0	$0	$3,115,442	$(8,950)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed — residential	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

During the first quarter of 2010 and that of 2009, the Company implemented strategies to realize market value gains within its securities portfolio to supplement earnings and capital. Proceeds from sales and calls of securities available for sale and held to maturity were $9,376,027 for the six months ended June 30, 2010 and $5,689,686 for the six months ended June 30, 2009. Gross gains of $79,814 were realized on these sales during 2010, and gross gains of $273,010 were realized for 2009. There were no gross losses realized on these sales during 2010 or 2009. Proceeds from sales and calls of securities available for sale and held to maturity were $2,625,000 for the three months ended June 30, 2010 and $4,093,636 for the three months ended June 30, 2009. There were no gross gains realized on these sales during the three months ended June 30, 2010 and gross gains of $143,903 were realized on these sales for the three months ended June 30, 2009. There were no gross losses realized on these sales during 2010 or 2009.
In 2010, several securities sold were transferred out of the held to maturity portfolio. As a result, the Company needed to transfer all of its remaining held to maturity securities into the available for sale portfolio in order to comply with accounting guidance. The carrying amount of the securities transferred was $5,839,614. Of that total, $3,551,506 were sold. The remaining $2,288,108 had an unrealized gain of $28,192 that was recorded through other comprehensive income upon transfer.
The Company’s present intent does not include further liquidation of securities but occasionally liquidation strategies may be selectively utilized to enhance earnings and capital or to provide liquidity.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SECURITIES (Continued)
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

At June 30, 2010, four debt securities had unrealized losses with aggregate depreciation of 0.29% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. All of the securities are issued by government or government sponsored agencies.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At June 30, 2010, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.29% at June 30, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	LOANS
The components of the outstanding loan balances:

	June 30,	December 31,
	2010	2009

Commercial	$65,389,440	$69,926,958
Real Estate:
Commercial	71,546,075	70,504,399
Residential	19,288,732	18,625,574
Construction	1,715,489	1,518,378
Consumer	20,393,339	22,140,462
Credit Cards	548,173	596,584

Subtotal	178,881,248	183,312,355
Allowance for loan losses	(3,138,303)	(3,782,132)
Net deferred loan fees	(59,959)	(64,528)

Loans, Net	$175,682,986	$179,465,695

Loans held for sale totaled $1,324,966 at June 30, 2010 and $1,070,692 at December 31, 2009.
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three and six month periods ended June 30, 2010 and 2009:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	06/30/10	06/30/09	06/30/10	06/30/09

Beginning Balance	$3,317,566	$2,739,408	$3,782,132	$4,350,903

Charge-offs
Commercial	(341,711)	(223,919)	(680,714)	(2,133,813)
Real Estate-Commercial	(485,622)	0	(960,758)	(38,602)
Real Estate-Residential	(41,505)	0	(76,070)	0
Consumer	(153,718)	(93,582)	(319,646)	(125,085)

Total Charge-offs	(1,022,556)	(317,501)	(2,037,188)	(2,297,500)

Recoveries
Commercial	3,866	1,010	6,169	10,828
Real Estate-Commercial	0	0	0	150
Consumer	6,704	5,467	25,386	15,760

Total Recoveries	10,570	6,477	31,555	26,738

Net Charge-offs	(1,011,986)	(311,024)	(2,005,633)	(2,270,762)

Provision for loan losses	832,723	130,157	1,361,804	478,400

Ending Balance	$3,138,303	$2,558,541	$3,138,303	$2,558,541

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Impaired loans were as follows:

	6/30/10	12/31/09
End of period loans with no allocated allowance for loan losses	$9,494,646	$5,025,520
End of period loans with allocated allowance for loan losses	3,446,177	9,148,730

Total	$12,940,823	$14,174,250

Amount of the allowance for loan losses allocated	$867,923	$1,726,570

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/10	6/30/09	6/30/10	6/30/09
Average of impaired loans during the period:	$13,471,548	$11,008,273	$13,835,112	$10,930,467
Interest income recognized during impairment:	69,507	60,499	135,782	154,270
Cash-basis interest income recognized:	60,024	74,758	124,473	143,323
Non-performing loans were as follows:

	6/30/10	12/31/09
Loans past due over 90 days still on accrual:	$199,845	$981,704
Non-accrual loans:	7,735,524	8,117,994
Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company has allocated $201,484 of specific reserves on $4,044,933 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010. The Company has also committed $1,160,798 to customers whose loans are classified as a troubled debt restructuring.
5.	FORECLOSED ASSETS

Foreclosed asset activity:

	June 30,	June 30,
	2010	2009
Beginning of year	$6,440,916	$5,884,093
Additions	1,572,700	1,080,469
Proceeds from sales	(770,493)	(93,106)
Losses from sales	(21,311)	(11,041)
Direct write-downs	(384,621)	(119,742)

End of period	$6,837,191	$6,740,673

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$105,663	$115,112
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	June 30,	December 31,
	2010	2009
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,070,954	5,959,371
Furniture, fixtures and equipment	3,644,517	3,648,675
Construction in process	17,618	61,432

	15,180,417	15,116,806
Less: accumulated depreciation	4,103,178	3,823,637

	$11,077,239	$11,293,169

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009

Non-interest-bearing DDA	$25,813,264	$24,884,625
Interest-bearing DDA	36,694,772	27,677,774
Money market	20,141,964	19,330,781
Savings	9,345,519	8,611,038
Time, under $100,000	53,782,537	35,095,482
Time, over $100,000	83,375,305	82,976,909

Total Deposits	$229,153,361	$198,576,609

Brokered deposits totaled $56,054,447 at June 30, 2010 and $52,683,579 at December 31, 2009. Since the Bank was not categorized as “well capitalized” at June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of this year. At June 30, 2010, maturities of brokered deposits were as follows:

Due in 3 months or less	$3,022,000
Due in 3-12 months	$27,066,772
Due in one or more years	$25,965,675
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings typically consist of repurchase agreements and borrowings from the Federal Reserve Bank. The June 30, 2010 and December 31, 2009 information was as follows:

	Repurchase	Borrowings
	Agreements	From FRB
Outstanding at June 30, 2010	$9,220,685	$0
Average interest rate at period end	0.80%	0.00%
Average balance during period	8,020,567	636,077
Average interest rate during period	0.99	0.50
Maximum month end balance during period	9,220,685	0

Outstanding at December 31, 2009	$7,000,327	$0
Average interest rate at year end	0.66%	0.00%
Average balance during year	7,489,802	150,959
Average interest rate during year	0.78	0.50
Maximum month end balance during year	10,393,960	2,120,000
9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow an additional $5,000,900. Each borrowing requires a direct pledge of securities and or loans. At June 30, 2010, the Bank had both loans and securities with a market value of $7,909,836 pledged to the Federal Home Loan Bank to support the outstanding borrowings listed below. The advances are at fixed interest rates with the Federal Home Loan Bank having the option to convert to a floating rate index. Details of the Bank’s outstanding borrowings at both period ends are:

	Current	June 30,	December 31,
Maturity Date	Interest Rate	2010	2009
March 24, 2010	5.99	0	1,500,000
November 3, 2010	5.95	2,000,000	2,000,000
December 13, 2010	5.10	2,500,000	2,500,000

		$4,500,000	$6,000,000
In June, the Bank secured a $5 million overdraft line of credit with the Federal Home Loan Bank. This required a stock purchase totaling $109,500 and a pledge of $5,143,125 of securities. There was no balance outstanding on the line of credit at June 30, 2010.

On July 6, 2010, the Bank chose to pay off both of the outstanding advances. The computed prepayment penalty, which will be reflected in next quarter’s earnings, was $93,791; a savings of nearly $4,000 when compared to the interest that would have been owed allowing the advances to go to maturity and the return that would have been received had the funds remained on deposit at the Federal Reserve Bank.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.58% at June 30, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

The terms of the subordinated debentures, the trust preferred securities and the agreements under which they were issued, give the Company the right, from time to time, to defer payment of interest for up to 20 consecutive quarters, unless certain specified events of default have occurred and are continuing. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on the trust preferred securities. In May, the Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. The Company’s deferral of interest does not constitute an event of default.

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will be due and payable and a corresponding amount of distributions will be payable on the trust preferred securities.

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. The Company has not determined the duration of the deferral period, which may continue for up to 20 consecutive quarterly periods.
11.	NOTES PAYABLE

The Company has a $5.0 million term loan with Fifth Third Bank (“Fifth Third”) secured by the common stock of the Bank. The total balance outstanding at June 30, 2010 and December 31, 2009 was $5,000,000. The outstanding principal bears interest at a rate of 275 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 6.00%. The maturity date of the term loan is January 3, 2011. The loan is not amortizing. Interest is payable quarterly in arrears on the last business day of March, June, September, and December. The term loan may be prepaid in whole or in part without any prepayment fee.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	NOTES PAYABLE (Continued)

The term loan includes covenants such as: the Company may not use the loan proceeds to pay dividends in excess of $500,000 annually; the Company must have cash available to service quarterly interest; the Bank must be well capitalized and the Company must be adequately capitalized; capped ratios of non-performing loans to total loans and non-performing assets to total assets became applicable on March 31, 2010; and a Bank return on average assets ratio became applicable for the month of June 2010. While the Company was in compliance with all applicable financial covenants at December 31, 2009 and March 31, 2010, the Company was not in compliance with the capital ratios or the return on average assets ratio at June 30, 2010.

The breach of the above mentioned covenants are considered events of default which allows Fifth Third the option to demand immediately all or any part of the unpaid principal and interest balance. Although the Company made the required interest payment on June 30, 2010, it does not have the resources to pay the outstanding principal and does not expect to have it in the near future. Since the Company presently does not have sufficient funds to pay off the note should Fifth Third demand payment, the Company is at risk of Fifth Third assuming the Bank’s stock which collateralizes the loan. Management is currently discussing alternatives with Fifth Third including loan modifications and waivers of debt covenants. Management continues to work on restoring the Bank’s earnings and capital ratios which will ultimately assist in complying with the debt covenants of the note. Failure to successfully find a resolution with Fifth Third or become in compliance with the debt covenants creates an uncertainty as to the Company's ability to continue to operate as a going concern.
12.	COMMITMENTS AND OFF-BALANCE SHEET RISK

Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer’s performance to another party. Exposure to credit loss, if the customer does not perform, is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2010 and December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
Unused lines of credit and letters of credit	$28,211,382	$28,256,337
Commitments to make loans	225,732	866,340
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

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
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals, broker market opinions or internal evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.

Foreclosed Assets: Nonrecurring adjustments to certain commercial and residential real estate properties classified as foreclosed assets are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on recent real estate appraisals, broker market opinions or internal evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments of the carrying amount utilizing this process result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets measured at fair value on a recurring basis are summarized below for the periods ended June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2010
Available for sale securities:
US Treasury	$1,012,657	$1,012,657	$0	$0
US Government and federal agency	16,638,487	1,000,000	15,638,487	0
Municipal securities	3,263,948	0	3,263,948	0
Mortgage-backed and collateralized mortgage obligations— residential	11,319,968	2,008,699	9,311,269	0
Servicing assets	37,299	0	37,299	0

December 31, 2009
Available for sale securities:
US Government and federal agency	$14,495,407	$500,000	$13,995,407	$0
Municipal securities	1,177,286	0	1,177,286	0
Mortgage-backed - residential	5,977,333	0	5,977,333	0
Servicing assets	45,602	0	45,602	0
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2010
Impaired loans	$2,578,254	$0	$0	$2,578,254
Foreclosed assets	6,590,981	0	0	6,590,981

December 31, 2009
Impaired loans	$7,422,160	$0	$0	$7,422,160
Foreclosed assets	6,210,650	0	0	6,210,650
The following represents impairment charges recognized during the period:

Collateral dependent impaired loans are measured using the fair value of the collateral. At June 30, 2010, such impaired loans had a principal amount of $3,446,177, with a valuation allowance of $867,923 compared to impaired loans with a principal amount of $9,148,730 and a valuation allowance of $1,726,570 at December 31, 2009. The fair values of the collateral on these loans were determined generally using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs. The impairment charges on collateral dependent loans were $11,000 for the second quarter and $16,000 for the first half of 2010.

At June 30, 2010 and December 31, 2009, foreclosed assets carried a fair value of $6,590,981 and $6,210,650 respectively. During the six month period ended June 30, 2010, seventeen properties included in this total were written down by $384,621. During the twelve month period ended December 31, 2009, thirty properties were written down by $1,905,622. There were also thirteen properties totaling $1,572,700 (at fair value) added to other real estate owned during the first six months of 2010, while during the twelve month period ended December 31, 2009 there were nineteen properties totaling $2,928,689 added. The fair value of other real estate owned was determined primarily using independent appraisals and broker market opinions which were adjusted for anticipated disposition costs.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Carrying amount and estimated fair values of financial instruments not previously presented were as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets
Cash and cash equivalents	$31,476	$31,476	$2,824	$2,824
Securities held to maturity	0	0	5,841	5,945
Loans held for sale	1,325	1,337	1,071	1,078
Loans, net	175,683	172,819	179,466	176,157
FHLB stock	514	N/A	404	N/A
Accrued interest receivable	865	865	885	885

Financial liabilities
Deposits	229,153	231,635	198,577	202,151
Federal funds purchased and repurchase agreements	9,221	9,221	7,000	7,000
FHLB advances	4,500	4,503	6,000	6,020
Subordinated debentures	4,500	3,169	4,500	3,758
Notes payable	5,000	5,000	5,000	5,000
Accrued interest payable	203	203	164	164
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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the well-capitalized category under the regulatory framework for prompt corrective action at December 31, 2009 however the Bank was in the adequately capitalized category at June 30, 2010. Since the Bank was not categorized as “well capitalized” at June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. See Note 7 for details about the brokered deposit concentration levels and upcoming maturities. Further capital deterioration may result in formal regulatory action
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and well capitalized at June 30, 2010 and December 31, 2009 were:

					Minimum Required to
					Be Adequately
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$19,716,901	9.97%	$15,820,101	8.00%	$15,820,101	8.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	17,236,783	8.72	7,910,051	4.00	7,910,051	4.00
Tier 1 (Core) Capital to average assets of the Bank	17,236,783	6.77	10,183,363	4.00	10,183,363	4.00

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$21,035,207	10.41%	$16,167,491	8.00%	$20,209,363	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	18,493,531	9.15	8,083,745	4.00	12,125,618	6.00
Tier 1 (Core) Capital to average assets of the Bank	18,493,531	7.79	9,500,313	4.00	11,875,391	5.00
The Company and the Bank Boards of Directors have resolved to obtain regulatory approval prior to paying dividends, among other reasons, in order to preserve capital given the asset quality and overall financial condition of both entities. Additionally, they resolved that the Bank should maintain a tier one capital (leverage) ratio of 8%. The Bank’s Leverage Ratio at June 30, 2010 was 6.77%.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	REGULATORY MATTERS (Continued)

The Bank is presently unable to accept brokered deposits. The $56,054,447 of brokered deposits outstanding as of June 30, 2010, mature as follows:

Due in 3 months or less	$3,022,000
Due in 3-12 months	$27,066,772
Due in one or more years	$25,965,675
Management does not believe that the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. Since the beginning of the year the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits.

The Bank is also not meeting its capital objectives, which in addition to being well capitalized is to have an 8% leverage ratio. Since raising capital is difficult given the widely known challenges in the financial sector, management will continue its efforts to reduce risk weighted assets in order to improve its capital ratios. As of July 31, 2010, the Bank had reduced its risk weighted assets and attained a total risk based capital ratio of 10.02%.
16.	OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Unrealized holding gains (losses) on held to maturity securities transferred to available for sale	$0	$0	$28,192	$0
Unrealized holding gains (losses) on available for sale securities	267,270	(110,685)	328,485	(90,808)
Less reclassification adjustments for (gains) and losses later recognized in income	0	(143,903)	(79,814)	(273,010)

Net unrealized gain (loss)	267,270	(254,588)	276,863	(363,818)
Tax effect	0	37,138	0	0

Other comprehensive income (loss)	$267,270	$(291,726)	$276,863	$(363,818)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, through June 30, 2010 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2010 to that at December 31, 2009. The part labeled Results of Operations discusses the three month and six month periods ended June 30, 2010 as compared to the same periods of 2009. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.
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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; action that Fifth Third may take in connection with its $5.0 million term loan to the Company and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
The overall economic environment is more challenging than we have ever seen and the lack of financial health in the state of Michigan only stands to exacerbate the problems. Unemployment in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At June 30, 2010, unemployment was 13.9% for Muskegon County and 12.0% for Ottawa County. In addition to high unemployment, property values have declined. A large portion of the difficulty in the financial market centers on the lack of activity and declining valuations in real estate. The negative effect of this downturn in real estate has adversely affected credit markets
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
and consumer confidence. It is unlikely that these trends will be reversed in the short term however recent data has indicated that stabilization may have occurred.
FINANCIAL CONDITION
Total assets increased by $30.0 million to $261.4 million at June 30, 2010 from $231.4 million at December 31, 2009. This is a 13.0% increase in assets during the first six months of 2010. Balance sheet growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing bank accounts and available for sale securities offset somewhat by a net decrease in the Bank’s loan portfolio.
Cash and cash equivalents increased by $28.7 million to $31.5 million at June 30, 2010 from $2.8 million at December 31, 2009. This change was mostly reflective of increases in balances held in bank accounts between the above two periods. Balances kept at the Federal Reserve Bank of Chicago (“FRB”) increased $26.5 million since year-end 2009. The increase in liquidity is driven largely by the seasonal fluctuation in the balances of the Bank’s two largest public fund customers and an increase in time deposits. Management’s liquidity plan includes preparation for maturities of several large liabilities in the remaining quarters of the year and provides a strong funding base for unexpected cash needs. Balances held at the FRB receive an interest rate which exceeds the federal funds sold rate. Additionally, balances held at the FRB are given a preferential risk rating when computing total risk based capital ratios. The current rate environment and the need to preserve capital, are given great consideration when making cash management decisions.
Securities increased $4.7 million since December 31, 2009. Investment activity in the first six months of the year included purchases of $14.8 million, maturities and calls of $6.6 million and sales of $3.8 million. In the first quarter of 2010, a majority of the Bank’s municipal portfolio was transferred to available for sale and sold. There was a realized net gain of $80,000. The Company will not be in a taxable position in the near term so management chose to realize market value gains to supplement earnings and capital. Many of the municipal securities were in the held to maturity category of the investment portfolio. Accounting rules are such that transferring held to maturity investments into the available for sale portfolio prior to maturity disallows utilization of the held to maturity category until management can again assert that it has the intent and ability to hold such securities until maturity. It also requires the remaining securities to be transferred into the available for sale category causing them to be carried at fair value. All of the securities had an unrealized gain on March 31, 2010 so there was no detrimental impact to the transfer. In general, the entire investment portfolio is strong and has an overall unrealized gain of $672,000. There were no security sales in the second quarter and the Company’s present intent does not include further liquidation of securities but occasionally liquidation strategies may be selectively utilized to enhance earnings and capital or to provide liquidity.
Increasing the unencumbered portion of the Bank’s security portfolio is another driving force behind the investment activity in the first half of 2010. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. The security portfolio was nearly 95% pledged at year-end 2009 compared to 84% pledged at June 30, 2010. It is likely that the Bank will make additional security purchases during the next two quarters of 2010.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Total loans (held for investment) decreased $4.4 million and were $178.8 million at June 30, 2010 down from $183.2 million at December 31, 2009. The decrease is evidenced by a decline of $4.5 million in the commercial portfolio, and a $1.8 million decline in the consumer loan portfolio; offset by an increase in the total real estate portfolio of $1.9 million. A portion of the overall decrease was attributable to charge offs of $2.0 million in the first six months of 2010; the rest was various loan payoffs. In spite of the overall decrease in the loan portfolio, the concentration of commercial and commercial real estate loans remained the same as year-end 2009 at a level of 77%.
Loans held for sale activity during the first half of 2010 included $6.8 million of residential mortgage loan originations and $6.6 million of residential mortgage loan sales. The associated gain on the loan sales was $107,000. These results compare to mortgage originations of $18.2 million and sales of $17.4 million (including gains of $207,000) occurring in the first six months of 2009. Mortgage originations have been impacted by the struggling economy and stricter underwriting criteria dictated by the Bank’s mortgage loan investors.
The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.
The loan maturities and rate sensitivity of the loan portfolio at June 30, 2010 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial, financial and other	$14,741,627	$21,873,686	$24,468,876	$4,245,292	$65,329,481
Real Estate:
Commercial	12,703,820	13,927,830	42,526,456	2,387,969	71,546,075
Construction	0	1,413,624	0	301,865	1,715,489
Mortgages	0	0	13,427	19,275,305	19,288,732
Consumer	389,386	2,257,435	11,340,891	6,405,627	20,393,339
Credit Cards	60,896	190,441	296,836	0	548,173

	$27,895,729	$39,663,016	$78,646,486	$32,616,058	$178,821,289

Loans at fixed rates	13,455,307	25,562,780	69,486,127	24,681,444	133,185,658
Loans at variable rates	14,440,422	14,100,236	9,160,359	7,934,614	45,635,631

	$27,895,729	$39,663,016	$78,646,486	$32,616,058	$178,821,289

At June 30, 2010, there were 74% of the loan balances carrying a fixed rate and 26% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Rates have remained low for an extended period of time. It is likely that future rate

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
movements will be rising. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.
The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Management prefers to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally involved in mortgage products. At June 30, 2010, approximately 18% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans salable into the secondary market.
Another risk included as part of the Bank’s risk management program is credit risk estimation. The balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank’s credit policy. The loan portfolio is reviewed and analyzed on a regular basis for the purpose of estimating probable incurred credit losses. The analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. These allocations have increased since December 31, 2009 which is consistent with changes in the Bank’s loan portfolio and credit trends in the industry. The specific credit allocation includes a detailed review of a credit resulting in an allocation being made to the allowance for that particular loan. There are occasions when an impaired loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss a specifically identified loan must be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero. The allowance for loan loss is adjusted accordingly to maintain an adequate level based on the conclusion of the portfolio analysis.
At June 30, 2010, there were $9.5 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loan losses. During the first half of 2010, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.
During the first six months of 2010, $1.4 million was added to the allowance through the provision expense. At June 30, 2010, the allowance totaled $3.1 million or approximately 1.75% of gross loans outstanding, compared to 2.06% at December 31, 2009. In the first half of 2010 $1.1 million of the charged off balances were fully allocated for in the allowance for loan losses and $897,000 was not. Impaired loans with an allocated allowance decreased $5.7 million since December 31, 2009 to $3.4 million at June 30, 2010. Impaired loans requiring no allocated allowance for loan losses increased by $4.5 million since year-end 2009. An insignificant amount of the loan loss provision for the second quarter and first six months of 2010 was related to increased specific allocations. Conversely, general allocations increased in the first six months of 2010 mostly as a result of modifications made to the factors pertaining to the current economic environment.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The allocation of the allowance at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		December 31, 2009
		Percent of		Percent of
		Allowance		Allowance
		Related to		Related to
Balance at End of Period Applicable	Amount	Loan Category	Amount	Loan Category

Commercial	$1,294,866	2.0%	$1,529,470	2.2%
Real Estate:
Commercial	1,312,396	1.8	1,828,022	2.6
Residential	67,336	0.3	91,532	0.5
Construction	6,176	0.4	17,461	1.1
Consumer	457,529	2.2	315,647	1.4

Total	$3,138,303	1.8%	$3,782,132	2.1%

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at June 30, 2010 compared to those at year-end 2009 and the corresponding change related to those two periods.

			Increase
Loans Past Due:	June 30, 2010	December 31, 2009	(Decrease)

30-59 days	$854,551	$1,317,396	$(462,845)
60-89 days	3,115,189	881,712	2,233,477
90 days and greater	199,845	981,704	(781,859)
Non-accrual loans	7,735,524	8,117,994	(382,470)
From year-end 2009 to June 30, 2010, overall past due and non-accrual loans have increased by $606,000 but other than the 60-89 days past due category, loan delinquency has improved in the first six months of the year. Loans past due 30-59 days decreased $463,000 since year-end 2009 while loans past due 60-89 days increased $2.2 million from December 31, 2009 to June 30, 2010. There were two notes that comprise a majority of the difference in the 60-89 day category. One note for $1.1 million matured in April and was paid off in August. Another note for $2.0 million is being restructured. The collateral is a professional office building. The borrower is having trouble keeping enough units occupied to make timely loan payments. The Bank is working with the customer to provide short term payment relief while new tenants are pursued.
Loans ninety days past due and greater decreased by $782,000 since year-end 2009. One loan for $735,000 was paid off and another note for $149,000 was charged off. Somewhat offsetting this activity were three notes totaling $171,000 that moved from the 60-89 days past due category.
The Bank’s non-accrual loans have decreased $382,000 from December 31, 2009 to June 30, 2010. A majority of the decrease is related to charge-offs taken in the first six months of 2010.
Overall net charge-offs for the second quarter and first six months of 2010 were $1.0 million and $2.0 million. The corresponding ratios of net charge-offs to average loans for the second quarter and first half of 2010 were 2.22% and 2.20%. The net charge-offs for the second quarter and first six months of 2009 were $311,000 and $2.3 million. The resulting ratios of net charge-offs to average loans for the second quarter and first half of 2009
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
were 0.64% and 2.29%. The current ratios are not comparable to normal historical charge off ratios however, due to the rise in non performing assets over the past year and the continued economic deterioration; it is likely that charge off ratios may remain elevated for a period of time.
Since year-end the Bank purchased $109,500 more FHLB stock. The purchase was made to comply with stock ownership requirements related to FHLB borrowing instruments. In June, the Bank applied for and received a $5 million secured overdraft line of credit from the FHLB. The overdraft line of credit is meant to provide the Bank with another short term liquidity resource. There has been no borrowing activity on the overdraft line nor was there an outstanding balance at June 30, 2010.
Foreclosed assets rose $396,000 since December 31, 2009. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first six months of 2010, thirteen properties were added and one property required improvements which added $1.6 million to the total of foreclosed assets. Additionally, nine properties were sold for $770,000 and other held properties were written down by $385,000. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At June 30, 2010, there were forty real estate holdings compared to thirty-five at June 30, 2009. If any foreclosed asset is sold for less than it is being held further losses could result.
Deposit balances were $229.2 million at June 30, 2010 up from $198.6 million at December 31, 2009. Total deposit growth since year-end was $30.6 million or 15%. Non-interest bearing deposits increased $929,000 since year-end 2009. There have been several new customer relationships established and existing customers keeping more on balance.
Interest-bearing checking accounts, money market and savings balances rose $10.6 million. Two of the Bank’s large public fund customers increased their holdings over $9 million since year-end. Additionally the Bank gained a new public fund customer in the second quarter. The new customer’s balance was nearly $1.0 million on June 30, 2010.
Time deposits grew $19.1 million since December 31, 2009. Non brokered time deposits made up $15.7 million of the total increase. In December, the Bank began utilizing an internet time deposit listing service. Additionally, in January, local specials were advertised in conjunction with the Bank’s eleven year anniversary. Brokered deposits increased $3.4 million in the first half of 2010. In January, two brokered deposits totaling $7.1 million were recorded. One had a term of 27 months and was at a rate of 1.60%. The second had a term of 16 months and was at a rate of 0.80%. These rates were nearly 60 basis points lower than local market rates. In June, a brokered deposit for $3.0 million matured and was not replaced. It had a rate of 4.55%. Since the Bank was not categorized as “well capitalized” at June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of this year. Given the Bank’s current liquidity position and its short term liquidity projection, it is not likely that the Bank will need to increase its brokered deposit holdings. The concentration of brokered deposits to total deposits decreased 2% dropping to 24% at June 30, 2010 from 26% at December 31, 2009.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Repurchase agreement balances were $7.0 million at December 31, 2009 and $9.2 million at June 30, 2010; an increase of $2.2 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held within the Bank’s security portfolio. During the first quarter of 2010, one customer transferred a significant portion of his balance from a non-interest bearing checking account into his repurchase account. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates and mitigated risk.
The Company had $4.5 million in outstanding FHLB advances at June 30, 2010. There were $6.0 million outstanding at December 31, 2009. One advance for $1.5 million matured on March 24th and was not renewed. The two remaining advances which were scheduled to mature in the fourth quarter of 2010 were prepaid by the Bank on July 6, 2010. The computed prepayment penalty was approximately $4,000 less than what the computed interest until maturity would have been net of the interest that could have been earned had the money remained on deposit at the Federal Reserve Bank. Management chose to pay off the advances early to utilize a portion of the Bank’s liquidity. At this time, it is not the Company’s intention to borrow from the FHLB.
Shareholders’ equity totaled $8.4 million at June 30, 2010 and $9.7 million on December 31, 2009. The operating losses recorded in the first six months of 2010 were coupled with a small increase in accumulated other comprehensive income (security market value adjustments).
RESULTS OF OPERATIONS
The net loss for the first six months of 2010 was $1.6 million which was $22,000 more than the loss recorded for the first six months of 2009. The corresponding basic and diluted loss per share for the first six months of 2010 was $(1.11). The basic and diluted loss per share for the first half of 2009 was $(1.09).
The Company recorded net loss of $1.2 million for the second quarter of 2010. The corresponding basic and diluted loss per share was $(0.81) for the second quarter of 2010. The loss recorded in 2009’s second quarter was $1.3 million. The corresponding basic and diluted loss per share was $(0.91).
For the first six months of 2010, the annualized return on the Company’s average total assets was (1.32)% compared to (1.24)% for the first six months of 2009. For the second quarter of 2010, the annualized return on the Company’s average total assets was (1.87)%. For the second quarter of 2009, the ratio was (2.06)%. The Company’s annualized return on average equity was (32.58)% for the first six months of 2010 and (22.16)% for the first six months of 2009. For the second quarter of 2010, the annualized return on average equity was (51.71)% compared to (37.04)% for the second quarter of 2009. The ratio of average equity to average assets was 4.04% for the first six months of 2010 and 5.61% for the first six months of 2009. The ratio was 3.62% for the second quarter of 2010 and 5.57% for the same period in 2009.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
A large portion of revenue is net interest income. The net interest income and corresponding net interest margin were better for the first six months of 2010 than the same period in 2009 mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Federal funds sold and interest- bearing deposits with banks	$15,684,402	$19,093	0.24%	$9,425,983	$23,512	0.50%
Securities	29,316,331	462,445	3.15	27,352,763	574,848	4.20
Loans (including held for sale and non accrual)	182,277,698	5,660,199	6.21	198,346,087	6,271,428	6.32

	227,278,431	6,141,737	5.40	235,124,833	6,869,788	5.84
Other assets	20,307,085			23,502,650

	$247,585,516			$258,627,483

Liabilities and Shareholders’ Equity Interest-bearing deposits	$190,605,661	$2,234,506	2.34	$201,976,379	$3,207,679	3.18
Federal funds purchased, repur- chase agreements and Federal Reserve Bank borrowings	8.020.567	41.328	1.03	6.119.831	19.639	0.64
Subordinated Debentures, notes payable and FHLB advances	15,315,635	348,562	4.55	14,951,934	343,393	4.59

	213,941,863	2,624,396	2.45	223,048,144	3,570,711	3.20

Non-interest-bearing deposits	22,926,100			20,414,688
Other liabilities	711,212			659,101
Shareholders’ Equity	10,006,341			14,505,550

	$247,585,516			$258,627,483

Net interest income (tax equivalent basis)		3,517,341			3,299,077
Net interest spread on earning assets (tax equivalent basis)			2.95%			2.64%

Net interest margin on earning assets (tax equivalent basis)			3.10%			2.81%

Average interest-earning assets to average interest-bearing liabilities			106.23%			105.41%

Tax equivalent adjustment		41,721			74,304

Net interest income		$3,475,620			$3,224,773

The tax equivalent net interest spread on average earning assets increased 31 basis points to 2.95% in the past twelve months. The tax equivalent net interest margin increased by 29 basis points from 2.81% for the first half of 2009 to 3.10% for the first six months of 2010. The tax equivalent net interest income for the first two quarters of 2010 was $3.5 million compared to a figure of $3.3 million for the same six months in 2009. The Company
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
recorded $218,000 more net interest income in spite of $7.8 million less average earning assets on the books. The net interest margin improved primarily because decreases to the yield on average earning assets were not as great as the rate reductions on the funding side.
The average rate earned on interest earning assets was 5.40% for the six months ended June 30, 2010 compared to 5.84% for the same period in 2009. The main contributing factor was the 11 basis point decrease in the yield on loans, the Bank’s largest earning asset category. The Bank’s average internal prime rate was the same in both six month periods. A majority of the decrease is related to the continued low interest rate environment which is the basis for pricing loans as they come up for renewal during the year. Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout the last year, as higher rate securities were sold to realize gains, the securities purchased yielded lower rates. Fortunately decreases to yields on interest earning assets were more than offset by rate reductions on the funding side.
Management spent a significant amount of time managing the improvement in the cost of funds. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and notes payable improved by 75 basis points for the first half of 2010 compared to the first half of 2009. The rates paid on interest bearing deposits have decreased 84 basis points since June 2009. A large factor contributing to this improvement is an 89 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2010 and 2009 is in the table below.

	Three months ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Federal funds sold and interest- bearing deposits with banks	$22,200,286	$13,671	0.25%	$11,911,328	$17,817	0.60%
Securities	29,982,403	221,225	2.95	28,559,536	275,486	3.86
Loans (including held for sale and non accrual)	182,002,676	2,854,592	6.27	195,487,447	3,100,128	6.34

	234,185,365	3,089,488	5.28	235,958,311	3,393,431	5.75
Other assets	19,988,151			22,922,576

	$254,173,516			$258,880,887

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$197,283,505	$1,126,529	2.28	$199,888,525	$1,528,441	3.06
Federal funds purchased, repur- chase agreements and Federal Reserve Bank borrowings	8,858,465	20,757	0.94	6,940,470	12,514	0.72
Subordinated Debentures, Note Payable and Federal Home Loan Bank Advances	14,000,000	164,030	4.69	15,201,099	173,938	4.58

	220,141,970	1,311,316	2.38	222,030,094	1,714,893	3.09

Non-interest bearing deposits	24,110,782			21,687,792
Other liabilities	722,942			736,288
Shareholders’ Equity	9,197,822			14,426,713

	$254,173,516			$258,880,887

Net interest income (tax equivalent basis)		1,778,172			1,678,538
Net interest spread on earning assets (tax equivalent basis)			2.90%			2.66%

Net interest margin on earning assets (tax equivalent basis)			3.04%			2.85%

Average interest-earning assets to average interest-bearing liabilities			106.38%			106.27%

Tax equivalent adjustment		13,973			36,011

Net interest income		$1,764,199			$1,642,527

Similar to the comparison of the year to date net interest income results above; there was an increase in tax equivalent net interest income between the second quarter results of 2010 and that of 2009. Tax equivalent net interest income improved by $100,000. Decreases to the blended rate earned on the average earning assets fell by 47 basis points but was more than offset by the 71 basis point improvement in the Company’s average cost of funds. The tax equivalent net interest spread rose by 24 basis points between the second quarter of 2009 and the similar period in 2010. The net interest margin on earning assets was 3.04% for the second quarter of 2010; an improvement of 19 basis points compared to the second quarter of 2009. The second half of 2010 should continue
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
to reflect improvements in the net interest margin as time deposits mature and go off the balance sheet or reprice to current market rates.
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
Details of the repricing gap at June 30, 2010 were:

		Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits in other financial institutions	$27,124,150	$0	$0	$0	$27,124,150
Securities (including FHLB stock)	3,226,375	7,320,991	14,663,948	7.537.346	32,748,660
Loans held for sale	11,222	38,553	223,355	1,051,836	1,324,966
Loans[1]	71,867,114	24,393,997	64,081,506	18,478,672	178,821,289

	102,228,861	31,753,541	78,968,809	27,067,854	240,019,065
Interest-bearing liabilities Savings and checking	41,340,559	24,841,696	0	0	66,182,255
Time deposits <$100,000	6,688,353	15,481,920	31,612,264	0	53,782,537
Time deposits >$100,000	6,896,838	42,139,861	34,338,606	0	83,375,305
Repurchase agreements and Federal funds purchased	9,220,685	0	0	0	9,220,685
Subordinated debt and Federal Home Loan Bank advances	9,500,000	4,500,000	0	0	14,000,000

	73,646,435	86,963,477	65,950,870	0	226,560,782
Net asset (liability) repricing gap	$28,582,426	$(55,209,936)	$13,017,939	$27,067,854	$13,458,283

Cumulative net asset (liability) repricing gap	$28,582,426	$(26,627,510)	$(13,609,571)	$13,458,283

[1]	Includes non accrual loans.
See accompanying notes to consolidated financial statements.

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
The provision for loan losses for the first six months of 2010 was $1.4 million compared to $478,000 for first half of 2009. The second quarter provision for loan losses was $833,000 for 2010 and $130,000 for 2009. Expenses in both time periods are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve have increased as a result of the weakening economy and more emphasis being placed on recent loss history.
Conversely, specific allocations to the loan loss reserve have decreased as a result of loan charge offs. In the second quarter and first half of both 2010 and 2009, loan charge-offs exceeded the provision expense. This happens when there is already allocated loan loss reserves for the impaired credits prior to the charge off occurring. Of the $2.0 million in chargeoffs taken in the first half of 2010, $1.1 million were specifically reserved at December 31, 2009. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending.
Non-interest income recorded in the first six months of 2010 was $850,000 compared to $1.2 million recorded for the similar period in 2009. There were a few differences between the two periods. Included in 2009’s first half total were security gains of $273,000 which was $193,000 more than the gains recorded in the first six months of 2010. Additionally, there were declines in the service charges on deposit accounts and on gains recorded on loan sales. The reduction in service charges is mainly the result of a decline in overdraft fee income. The weak economy has made customers more conscientious about managing their account balances which has translated into fewer fees for the Bank. Recorded gains on mortgage loan sales have decreased as a result of a decline in overall lending activity.
Non-interest income for the second quarter of 2010 was $366,000 and $274,000 less than the $640,000 recorded in the second quarter of 2009. In 2009’s second quarter there were security sales gains of $144,000 and higher gains recorded on loan sales.
Non-interest expenses for the first six months of 2010 were $4.6 million. Non-interest expenses were the same for the first six months of 2009. The second quarter non-interest expense total was $2.5 million for 2010 and $2.3 million for 2009, an increase of 6%. The notable variances among the individual categories were in the areas of
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
salaries and benefits, foreclosed asset impairment charges, FDIC insurance premiums and loan collection expenses which fall into the other expense category.
Salaries and benefit expenses totaled $2.0 million for the first half of 2010 compared to $2.2 million in the first half of 2009. Through attrition the Company has permanently reduced its staff by one full time equivalent position since June 30, 2009 and made changes to benefit programs to reduce costs. The Company suspended its 401(k) matching program in the second half of 2009; 401(k) matching expense was $55,000 in the first half of 2009. There was no expense in the first half of 2010. Salaries and benefit expenses totaled $1.0 million for the second quarter of 2010 compared to $1.1 million for the same period in 2009.
There were foreclosed asset impairment charges of $360,000 in the second quarter of 2010 and $385,000 for the first six months of 2010. These results compare to $36,000 in the second quarter of 2009 and $120,000 in the first half of 2009. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. The number of properties being held by the Bank has increased by five since June of 2009. As a result of more properties in general coupled with the uncertain economic environment and its detrimental effect on property values, it is likely that foreclosed real property impairment charges will continue. At June 30, 2010, foreclosed assets totaled $6.8 million.
Other non-interest expenses in the first half of 2010 were $1.0 million compared to $1.1 million in the first half of 2009. There was a $65,000 reduction between the two periods. For the second quarter of 2010 non-interest expenses were $552,000 compared to $627,000 for the second quarter in 2009. The main contributing factor for 2009’s results (first half and second quarter) was an FDIC special premium assessment of $114,000 which was accrued for in 2009’s second quarter.
There was no income tax expense for either quarter of 2010. In 2009 there was an expense of $986,000 for the first six months and a second quarter expense of $1.1 million. The decrease is primarily the result of establishing a tax valuation allowance against the Company’s deferred tax assets in the second quarter of 2009. Until there is solid trend of profitability the Company will not incur income tax expense.
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2010. There have been no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2010.
Holders of Company common stock are entitled to receive cash dividends to the extent that they are declared from time to time by the Company’s Board of Directors. To date, the Company’s Board of Directors has never declared a cash dividend. The Company may only pay cash dividends out of funds that are legally available for that purpose. The Company is a holding company and substantially all of its assets are held by its subsidiaries. The Company’s ability to pay cash dividends to its shareholders depends primarily on the Bank’s ability to pay cash dividends to the Company. Cash dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over the Bank. The ability of the Bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.
Under the terms of the subordinated debentures that the Company issued to the Trust, the Company is precluded from paying cash dividends on the Company’s common stock if an event of default has occurred and is continuing
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
under the subordinated debentures, or if the Company has exercised its right to defer payments of interest on the subordinated debentures, until the deferral ends. In May of 2010, the Company gave notice that it was deferring the regularly scheduled quarterly interest payments on the subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. So until the deferral ends, the terms of the subordinated debentures preclude the Company from paying any dividends on the common stock. If the Company had any preferred stock outstanding, it would similarly be precluded from paying any dividend on the preferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
On August 9, 2010, Jonathan L. Smith informed the Company that he is resigning from the Board of Directors of the Company and the Bank, effective August 15, 2010. Mr. Smith indicated that he is pursuing a business opportunity in another state. His decision to resign is not a result of any disagreement with the Company relating to our operations, policies or practices.
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
See accompanying notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION
Date August 13, 2010	By:	/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer (principal executive officer)

Date August 13, 2010	By:	/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
See accompanying notes to consolidated financial statements.

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
See accompanying notes to consolidated financial statements.