Form 10-Q
period 2010-09-30
COMMUNITY SHORES BANK CORP
filed 2010-11-15
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
☐ Yes    ☑ No
At November 12, 2010, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$2,759,910	$2,161,388
Interest-bearing deposits in other financial institutions	23,762,066	662,700

Total cash and cash equivalents	26,521,976	2,824,088

Securities
Available for sale (at fair value)	34,823,196	21,650,026
Held to maturity (fair value of $0 at September 30, 2010 and $5,945,437 at December 31, 2009)	0	5,841,421

Total securities	34,823,196	27,491,447

Loans held for sale	1,170,141	1,070,692

Loans	170,502,544	183,247,827
Less: Allowance for loan losses	4,544,431	3,782,132

Net loans	165,958,113	179,465,695

Federal Home Loan Bank stock	513,600	404,100
Premises and equipment, net	10,945,436	11,293,169
Accrued interest receivable	794,495	885,103
Foreclosed assets	5,673,287	6,440,916
Other assets	1,337,172	1,554,849

Total assets	$247,737,416	$231,430,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$25,417,038	$24,884,625
Interest-bearing	197,427,294	173,691,984

Total deposits	222,844,332	198,576,609

Federal funds purchased and repurchase agreements	10,114,988	7,000,327
Federal Home Loan Bank advances	0	6,000,000
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	699,409	613,132

Total liabilities	243,158,729	221,690,068

Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,284,699)	(3,734,295)
Accumulated other comprehensive income	566,695	177,595

Total shareholders’ equity	4,578,687	9,739,991

Total liabilities and shareholders’ equity	$247,737,416	$231,430,059

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest and dividend income
Loans, including fees	$2,768,788	$3,104,682	$8,428,987	$9,376,110
Securities	217,413	226,299	634,107	722,359
FHLB dividends and other income	21,280	13,035	44,403	41,031

Total interest income	3,007,481	3,344,016	9,107,497	10,139,500
Interest expense
Deposits	1,108,847	1,357,813	3,343,353	4,565,492
Repurchase agreements, federal funds purchased, and other debt	17,616	16,653	58,944	36,292
Federal Home Loan Bank advances, subordinated debentures and notes payable	199,215	171,614	547,777	515,007

Total interest expense	1,325,678	1,546,080	3,950,074	5,116,791

Net Interest Income	1,681,803	1,797,936	5,157,423	5,022,709
Provision for loan losses	2,022,923	444,900	3,384,727	923,300

Net Interest Income after Provision for Loan Losses	(341,120)	1,353,036	1,772,696	4,099,409
Non-interest income
Service charges on deposit accounts	205,832	236,544	579,655	682,928
Mortgage loan referral fees	0	1,694	0	17,114
Gain on sale of loans	83,947	64,312	190,784	271,054
Gain on sale of securities	0	0	79,814	273,010
Gain (loss) on sale of foreclosed assets	(49,814)	(11,046)	(71,125)	(22,087)
Other	128,849	113,517	440,041	399,354

Total non-interest income	368,814	405,021	1,219,169	1,621,373

Non-interest expense
Salaries and employee benefits	1,022,220	1,016,636	3,061,423	3,221,516
Occupancy	165,237	155,044	479,524	485,508
Furniture and equipment	138,363	165,540	442,948	503,397
Advertising	11,259	28,028	48,526	60,245
Data processing	135,083	118,442	395,106	370,897
Professional services	164,653	142,906	405,600	371,753
Foreclosed asset impairment	1,588,168	178,320	1,972,789	298,062
Other	723,594	519,548	1,736,353	1,596,948

Total non-interest expense	3,948,577	2,324,464	8,542,269	6,908,326

Loss Before Federal Income Taxes	(3,920,883)	(566,407)	(5,550,404)	(1,187,544)
Federal income tax expense	0	0	0	985,961

Net Loss	$(3,920,883)	$(566,407)	$(5,550,404)	$(2,173,505)

Comprehensive Loss	$(3,808,646)	$(344,279)	$(5,161,304)	$(2,315,195)

Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800

Basic loss per share	$(2.67)	$(0.39)	$(3.78)	$(1.48)

Diluted loss per share	$(2.67)	$(0.39)	$(3.78)	$(1.48)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Retained	Other	Total
		Common	(Deficit)	Comprehensive	Shareholders'
	Shares	Stock	Earnings	Income	Equity
Balance at January 1, 2009	1,468,800	$13,296,691	$1,228,084	$421,679	$14,946,454

Comprehensive loss:
Net loss			(2,173,505)		(2,173,505)
Unrealized loss on securities available-for-sale				(141,690)	(141,690)

Total comprehensive loss					(2,315,195)

Balance at September 30, 2009	1,468,800	$13,296,691	$(945,421)	$279,989	$12,631,259

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive loss:
Net loss			(5,550,404)		(5,550,404)
Unrealized gain on securities available-for-sale				389,100	389,100

Total comprehensive loss					(5,161,304)

Balance at September 30, 2010	1,468,800	$13,296,691	$(9,284,699)	$566,695	$4,578,687

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net loss	$(5,550,404)	$(2,173,505)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	3,384,727	923,300
Depreciation and amortization	444,399	511,161
Net amortization of securities	134,345	78,468
Net realized gain on sale of securities	(79,814)	(273,010)
Net realized gain on sale of loans	(190,784)	(271,054)
Net realized loss on sale of foreclosed assets	71,125	22,087
Foreclosed asset impairment	1,972,789	298,062
Originations of loans for sale	(12,595,942)	(22,323,669)
Proceeds from loan sales	12,687,277	23,510,115
Establish deferred tax asset valuation	0	1,203,189
Net change in:
Accrued interest receivable and other assets	308,285	(80,376)
Accrued interest payable and other liabilities	86,277	(22,534)

Net cash from (used in) operating activities	672,280	1,402,234
Cash flows from investing activities
Activity in available for sale securities:
Sales	3,751,027	5,184,686
Maturities, prepayments and calls	9,578,493	3,646,343
Purchases	(20,326,700)	(12,831,394)
Activity in held to maturity securities:
Maturities	0	505,000
Loan originations and payments, net	7,114,261	13,703,745
Purchase of Federal Home Loan Bank stock	(109,500)	0
Additions to premises and equipment, net	(96,666)	(26,038)
Proceeds from the sale of foreclosed assets	1,732,309	120,373

Net cash from (used in) investing activities	1,643,224	10,302,715
Cash flows from financing activities
Net change in deposits	24,267,723	(16,183,072)
Net change in federal funds purchased and repurchase agreements	3,114,661	3,336,480
Repayment of FHLB advance	(6,000,000)
Draws on note payable and line of credit	0	800,000

Net cash from (used in) financing activities	21,382,384	(12,046,592)
Net change in cash and cash equivalents	23,697,888	(341,643)
Beginning cash and cash equivalents	2,824,088	5,671,801

Ending cash and cash equivalents	$26,521,976	$5,330,158

Supplemental cash flow information:
Cash paid during the period for interest	$3,811,659	$4,491,184
Transfers from loans to foreclosed assets during the period	3,008,594	1,080,469
Transfers from securities held to maturity to available for sale	5,839,614	0
See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2010 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Bank (“Bank”) and Community Shores Financial Services, and a wholly-owned subsidiary of the Bank, Community Shores Mortgage Company (“Mortgage Company”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2009. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

Also in June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the Company.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued)

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company expects the adoption on December 31, 2010 to be disclosure-related only and to have no impact on its results of operations.

As of June 30, 2010, the Company was not in compliance with certain debt covenants and may not be able to pay all future principal payments due under its note payable to Fifth Third. Effective September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). The Consent Order requires, among other things, that within 90 days of September 2, 2010, the Bank must have and maintain higher capital ratios. The Company’s net losses, noncompliance with debt covenants, and anticipated non-compliance with the higher capital ratios of the Consent Order, creates an uncertainty about the Company’s ability to continue as a going concern.

Management’s strategies to improve profitability, to comply with the Consent Order and to become in compliance with the debt covenants are further discussed in Notes 11 and 15. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2.	SECURITIES
The following tables represent the securities held in the Company’s portfolio at September 30, 2010 and at December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value

Available for sale:
US Treasury	$1,005,084	$8,744	$0	$1,013,828
US Government and federal agency	15,732,474	328,399	(13)	16,060,860
Municipals	3,181,879	131,533	0	3,313,412
Mortgage-backed and collateralized mortgage obligations— residential	14,119,835	331,151	(15,890)	14,435,096

	$34,039,272	$799,827	$(15,903)	$34,823,196

Held to maturity:	$0	$0	$0	$0

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SECURITIES (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
US Government and federal agency	$14,357,370	$138,037	$0	$14,495,407
Municipals	1,144,121	33,165	0	1,177,286
Mortgage-backed — residential	5,753,711	226,766	(3,144)	5,977,333

	$21,255,202	$397,968	$(3,144)	$21,650,026

Held to maturity:
Municipals	$5,841,421	$104,016	$0	$5,945,437

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2010:

	Available for Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$4,440,789	$4,495,329
Due from one to five years	13,722,144	14,048,600
Due from five to ten years	1,756,504	1,844,171
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations — residential	14,119,835	14,435,096

	$34,039,272	$34,823,196

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2010 and December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

US Government and federal agency	$499,700	$(13)	$0	$0	$499,700	$(13)
Mortgage-backed and collateralized mortgage obligations — residential	2,009,465	(15,890)	0	0	2,009,465	(15,890)

	$2,509,165	$(15,903)	$0	$0	$2,509,165	$(15,903)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed — residential	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

	$237,655	$(3,144)	$0	$0	$237,655	$(3,144)

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SECURITIES (Continued)

Periodically the Company will implement a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. In 2010’s first quarter, the Company sold securities and realized a net gain of $79,814. Proceeds from the sales were $3,751,027. There were no gross losses realized on the sale. In 2009, the Company sold securities in both the first and second quarters. Proceeds from those sales were $5,184,686. Net gains of $273,010 were realized. There were no gross losses realized on the sales in 2009. There were no security sales in the third quarter of either 2010 or 2009. The Company is considering a liquidation of several securities in the fourth quarter of 2010 to enhance earnings and capital.

In 2010, several of the securities sold were transferred out of the held to maturity portfolio. As a result, the Company needed to transfer all of its remaining held to maturity securities into the available for sale portfolio in order to comply with accounting guidance. The carrying amount of the securities transferred was $5,839,614. Of that total, $3,551,506 were sold. The remaining $2,288,108 had an unrealized gain of $28,192 that was recorded through other comprehensive income upon transfer.

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

At September 30, 2010, three debt securities had unrealized losses with aggregate depreciation of 0.63% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. All of the securities are issued by government or government sponsored agencies.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	SECURITIES (Continued)

Mortgage-backed and Collateralized Mortgage Obligation Securities

At September 30, 2010, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.79% at September 30, 2010. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
3.	LOANS

The components of the outstanding loan balances:

	September 30,	December 31,
	2010	2009

Commercial	$59,604,094	$69,926,958
Real Estate:
Commercial	70,179,164	70,504,399
Residential	18,483,613	18,625,574
Construction	1,970,120	1,518,378
Consumer	19,790,780	22,140,462
Credit Cards	527,836	596,584

Subtotal	170,555,607	183,312,355
Allowance for loan losses	(4,544,431)	(3,782,132)
Net deferred loan fees	(53,063)	(64,528)

Loans, Net	$165,958,113	$179,465,695

Loans held for sale totaled $1,170,141 at September 30, 2010 and $1,070,692 at December 31, 2009.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	09/30/10	09/30/09	09/30/10	09/30/09

Beginning Balance	$3,138,303	$2,558,541	$3,782,132	$4,350,903
Charge-offs
Commercial	(73,946)	(152,939)	(754,660)	(2,286,752)
Real Estate-Commercial	(363,327)	(1,837)	(1,324,085)	(40,439)
Real Estate-Residential	(15,859)	0	(91,929)	0
Consumer	(184,631)	(77,688)	(504,277)	(202,773)

Total Charge-offs	(637,763)	(232,464)	(2,674,951)	(2,529,964)

Recoveries
Commercial	16,603	15,078	22,772	25,906
Real Estate-Commercial	0	0	0	150
Consumer	4,365	4,361	29,751	20,121

Total Recoveries	20,968	19,439	52,523	46,177

Net Charge-offs	(616,795)	(213,025)	(2,622,428)	(2,483,787)

Provision for loan losses	2,022,923	444,900	3,384,727	923,300

Ending Balance	$4,544,431	$2,790,416	$4,544,431	$2,790,416

Impaired loans were as follows:

	9/30/10	12/31/09
End of period loans with no allocated allowance for loan losses	$6,905,925	$5,025,520
End of period loans with allocated allowance for loan losses	8,760,383	9,148,730

Total	$15,666,308	$14,174,250

Amount of the allowance for loan losses allocated	$2,313,316	$1,726,570

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/10	9/30/09	9/30/10	9/30/09
Average of impaired loans during the period:	$14,181,583	$11,879,712	$13,950,602	$11,201,141
Interest income recognized during impairment:	71,244	77,123	207,026	231,393
Cash-basis interest income recognized:	62,405	57,360	186,878	200,683
Non-performing loans were as follows:

	9/30/10	12/31/09
Loans past due over 90 days still on accrual:	$396,240	$981,704
Non-accrual loans:	8,324,917	8,117,994

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company has allocated $463,028 of specific reserves on $5,429,073 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010. All loans classified as troubled debt restructurings are included in the total end of period loans with allocated allowance noted above. The Company has also committed $1,147,221 to customers whose loans are classified as a troubled debt restructuring.
5.	FORECLOSED ASSETS
Foreclosed asset activity:

	September 30,	September 30,
	2010	2009
Beginning of year	$6,440,916	$5,884,093
Additions	3,008,594	1,080,469
Proceeds from sales	(1,732,309)	(120,373)
Losses from sales	(71,125)	(22,087)
Direct write-downs	(1,972,789)	(298,062)

End of period	$5,673,287	$6,524,040

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$331,990	$164,001
6.	PREMISES AND EQUIPMENT
Period end premises and equipment were as follows:

	September 30,	December 31,
	2010	2009
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,070,954	5,959,371
Furniture, fixtures and equipment	3,645,017	3,648,675
Construction in process	22,305	61,432

	15,185,604	15,116,806
Less: accumulated depreciation	4,240,168	3,823,637

	$10,945,436	$11,293,169

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	DEPOSITS
The components of the outstanding deposit balances at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009

Non-interest-bearing DDA	$25,417,038	$24,884,625
Interest-bearing DDA	34,351,590	27,677,774
Money market	19,138,116	19,330,781
Savings	8,926,711	8,611,038
Time, under $100,000	55,796,851	35,095,482
Time, over $100,000	79,214,026	82,976,909

Total Deposits	$222,844,332	$198,576,609

Brokered deposits totaled $53,032,447 at September 30, 2010 and $52,683,579 at December 31, 2009. Since the Bank was not categorized as “well capitalized” at September 30, 2010 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of this year. At September 30, 2010, maturities of brokered deposits were as follows:

Due in 3 months or less	$15,723,000
Due in 3-12 months	$24,505,447
Due in one or more years	$12,804,000

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	SHORT-TERM BORROWINGS
The Company’s short-term borrowings typically consist of repurchase agreements and borrowings from the Federal Reserve Bank. The September 30, 2010 and December 31, 2009 information was as follows:

	Repurchase	Borrowings
	Agreements	From FRB
Outstanding at September 30, 2010	$10,114,988	$0
Average interest rate at period end	0.75%	0.00%
Average balance during period	8,489,636	421,722
Average interest rate during period	0.90	0.50
Maximum month end balance during period	10,132,049	0

Outstanding at December 31, 2009	$7,000,327	$0
Average interest rate at year end	0.66%	0.00%
Average balance during year	7,489,802	150,959
Average interest rate during year	0.78	0.50
Maximum month end balance during year	10,393,960	2,120,000
9.	FEDERAL HOME LOAN BANK BORROWINGS
The Bank is a member of the Federal Home Loan Bank of Indianapolis. Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $5,208,575. Each borrowing requires a direct pledge of securities and or loans. At September 30, 2010, the Bank had securities with a market value of $5,469,004 pledged to the Federal Home Loan Bank to collateralize a $5 million overdraft line of credit. At September 30, 2010 there was no balance outstanding on the line of credit.
On July 6, 2010, the Bank chose to prepay the last two of its outstanding advances. The computed prepayment penalty of $88,336 is reflected in this quarter’s interest expense. Although the prepayment penalty is significant, it is actually a savings of roughly $4,000 to the Bank when comparing the interest payments owed to maturity with the return that would have been received had the funds remained on deposit at the Federal Reserve Bank.
Details of the Bank’s former borrowings at both period ends are:

	Current	September 30,	December 31,
Maturity Date	Interest Rate	2010	2009
March 24, 2010	5.99	0	1,500,000
November 3, 2010	5.95	0	2,000,000
December 13, 2010	5.10	0	2,500,000

		$0	$6,000,000

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.34% at September 30, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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
The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. The Company has not determined the duration of the deferral period, which may continue for up to 20 consecutive quarterly periods. The current accrued interest payable on the subordinated debentures is $58,855.

11.	NOTES PAYABLE

The Company has a $5.0 million term loan with Fifth Third Bank (“Fifth Third”) secured by the common stock of the Bank. The total principal balance outstanding at September 30, 2010 and December 31, 2009 was $5,000,000. The outstanding principal bears interest at a rate of 275 basis points above Fifth Third’s prime rate. The current interest rate on the outstanding principal balance is 6.00% per annum. The maturity date of the term loan is January 3, 2011. The loan is not amortizing. Interest is payable quarterly in arrears on the last business day of March, June, September, and December. The term loan may be prepaid in whole or in part without any prepayment fee.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	NOTES PAYABLE (Continued)

The term loan includes covenants such as: the Company may not use the loan proceeds to pay dividends in excess of $500,000 annually; the Company must have cash available to service quarterly interest; the Bank must be well capitalized and the Company must be adequately capitalized; capped ratios of non-performing loans to total loans and non-performing assets to total assets and a Bank return on average assets ratio. While the Company was in compliance with all applicable financial covenants at December 31, 2009 and March 31, 2010, the Company has not been in compliance with the capital ratios or the return on average assets ratio since June 30, 2010.

The breach of the above mentioned covenants are considered events of default which allows Fifth Third the option to demand immediately all or any part of the unpaid principal and interest balance. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the interest payment of $76,667 on September 30, 2010. Since the Company presently does not have sufficient funds to continue to pay interest or to pay off the note should Fifth Third demand payment, the Company is at risk of Fifth Third foreclosing on the Bank’s stock which collateralizes the loan. Management is currently discussing alternatives with Fifth Third including loan modifications and waivers of debt covenants. Management continues to work on restoring the Bank’s earnings and capital ratios, which will ultimately assist in complying with the debt covenants of the note.
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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2010 and December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
Unused lines of credit and letters of credit	$27,792,208	$28,256,337
Commitments to make loans	145,295	866,340

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

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

Servicing rights: The fair value of SBA servicing rights is obtained from a third party using assumptions provided by the Company. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with generating future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing a market-based discount rate assumption.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals, broker market opinions or internal evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the third party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.

Foreclosed Assets: Nonrecurring adjustments to certain commercial and residential real estate properties classified as foreclosed assets are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on recent real estate appraisals, broker market opinions or internal evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the third party appraisers to adjust for differences between the comparable sales and income data available. Adjustments of the carrying amount utilizing this process result in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets measured at fair value on a recurring basis are summarized below for the periods ended September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$1,013,828	$1,013,828	$0	$0
US Government and federal agency	16,060,860	1,499,700	14,561,160	0
Municipal securities	3,313,412	0	3,313,412	0
Mortgage-backed and collateralized mortgage obligations— residential	14,435,096	986,733	13,448,363	0
Servicing assets	37,452	0	37,452	0

December 31, 2009
Available for sale securities:
US Government and federal agency	$14,495,407	$500,000	$13,995,407	$0
Municipal securities	1,177,286	0	1,177,286	0
Mortgage-backed — residential	5,977,333	0	5,977,333	0
Servicing assets	45,602	0	45,602	0

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,447,067	$0	$0	$6,447,067
Foreclosed assets	5,498,271	0	0	5,498,271

December 31, 2009
Impaired loans	$7,422,160	$0	$0	$7,422,160
Foreclosed assets	6,210,650	0	0	6,210,650
The following two paragraphs describe the impairment charges recognized during the period:

Collateral dependent impaired loans are measured using the fair value of the collateral. At September 30, 2010, such impaired loans had a principal amount of $8,760,383, with a valuation allowance of $2,313,316 compared to impaired loans with a principal amount of $9,148,730 and a valuation allowance of $1,726,570 at December 31, 2009. The fair values of the collateral on these loans were determined generally using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs. The impairment charges, recorded to the provision for loan losses, on collateral dependent loans were $746,000 for the third quarter and $789,000 for the first nine months of 2010.

At September 30, 2010 and December 31, 2009, foreclosed assets carried a fair value of $5,498,271 and $6,210,650 respectively. During the nine month period ended September 30, 2010, thirty properties included in this total were written down by $1,972,789. During the twelve month period ended December 31, 2009, thirty properties were written down by $1,905,622. There were also twenty-one properties totaling $3,008,594 (at fair value) added to other real estate owned during the first nine months of 2010, while during the twelve month period ended December 31, 2009 there were nineteen properties totaling $2,928,689 added. The fair value of other real estate owned was determined primarily using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Carrying amount and estimated fair values of financial instruments not previously presented were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$26,522	$26,522	$2,824	$2,824
Securities held to maturity	0	0	5,841	5,945
Loans held for sale	1,170	1,183	1,071	1,078
Loans, net	165,958	159,715	179,466	176,157
FHLB stock	514	N/A	404	N/A
Accrued interest receivable	794	794	885	885

Financial liabilities
Deposits	222,844	224,898	198,577	202,151
Federal funds purchased and repurchase agreements	10,115	10,115	7,000	7,000
FHLB advances	0	0	6,000	6,020
Subordinated debentures	4,500	3,171	4,500	3,758
Notes payable	5,000	5,000	5,000	5,000
Accrued interest payable	302	302	164	164
The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration for widening credit spreads. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. We believe that the note payable is currently at a rate that is appropriate for the credit condition of the Company thus we are concluding that it has a market rate. It was not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Estimated fair value for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying value.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the well-capitalized category under the regulatory framework for prompt corrective action at December 31, 2009 however the Bank was in the adequately capitalized category at September 30, 2010. Since the Bank was not categorized as “well capitalized” at September 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits.

The Bank has entered into a Consent Order with the FDIC and the OFIR, its primary banking regulators, which became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	REGULATORY MATTERS (Continued)

The Consent Order, among other things, requires the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank’s reliance on brokered deposits, a comprehensive strategic plan; and to develop an analysis and assessment of the Bank’s management needs. Under the Consent Order the Bank is required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%; and the Bank may not declare or pay any dividend without the prior written consent of the regulators.

Prior to the issuance of the Consent Order, the Bank’s Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators. Our ability to fully comply with all of the requirements of the Consent Order, including maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank’s ability to realize on collateral, actions that may be taken by our lender in connection with our outstanding $5 million term loan, and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank. Since the issuance of the Consent Order, there have only been a few requirements that have become due currently. The two most critical elements are described below.

As of October 1, 2010, the Bank had retained a third party consultant, acceptable to the regulators, who will develop a written analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank. The materials requested by the third party were delivered in October and the Bank is on track with the required December 1, 2010 deadline.

The Bank is presently unable to accept brokered deposits and on October 27, 2010, the Board, as a requirement of the Consent Order approved a written plan to reduce the Bank’s reliance on brokered deposits. The plan to reduce brokered deposits includes details of the volume and maturities of the existing brokered deposits over the next eight quarters and includes a specific strategy to fund their maturities.

There was $53,032,447 of brokered deposits outstanding as of September 30, 2010. They mature as follows:

Due in 3 months or less	$15,723,000
Due in 3-12 months	$24,505,447
Due in one or more years	$12,804,000
Since the beginning of the year the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. The plan to reduce brokered deposits mainly consists of continuing this successful strategy. Management does not believe that the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. Monthly written progress reports will be provided to the Board.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	REGULATORY MATTERS (Continued)

The Consent Order capital requirements are effective for the December 31, 2010 capital reporting period. If the higher capital requirements were effective September 30, 2010, the Bank would not have been in compliance. The Bank would have needed approximately $8,590,000 of capital to become in compliance based on the current asset size.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and well capitalized at September 30, 2010 and December 31, 2009 were:

					Minimum Required to
					Be Adequately
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$15,859,220	8.52%	$14,899,233	8.00%	$14,899,233	8.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	13,503,852	7.25	7,449,617	4.00	7,449,617	4.00
Tier 1 (Core) Capital to average assets of the Bank	13,503,852	5.20	10,394,979	4.00	10,394,979	4.00

					Minimum Required to
					Be Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$21,035,207	10.41%	$16,167,491	8.00%	$20,209,363	10.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	18,493,531	9.15	8,083,745	4.00	12,125,618	6.00
Tier 1 (Core) Capital to average assets of the Bank	18,493,531	7.79	9,500,313	4.00	11,875,391	5.00

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Unrealized holding gains (losses) on held to maturity securities transferred to available for sale	$0	$0	$28,192	$0
Unrealized holding gains (losses) on available for sale securities	112,237	222,128	440,722	131,320
Less reclassification adjustments for (gains) and losses later recognized in income	0	0	(79,814)	(273,010)

Net unrealized gain (loss)	112,237	222,128	389,100	(141,690)
Tax effect	0	0	0	0

Other comprehensive income (loss)	$112,237	$222,128	$389,100	$(141,690)

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, through September 30, 2010 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2010 to that at December 31, 2009. The part labeled Results of Operations discusses the three month and nine month periods ended September 30, 2010 as compared to the same periods of 2009. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; action that Fifth Third may take in connection with its $5.0 million term loan to the Company; failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

The overall economic environment is more challenging than we have ever seen and the lack of financial health in the state of Michigan only stands to exacerbate the problems. Unemployment in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At September 30, 2010, unemployment was 13.2% for Muskegon County and 11.1% for Ottawa County. In addition to high unemployment, property values have declined. A large portion of the difficulty in the financial market centers on the lack of activity and declining valuations in real estate. The negative effect of this downturn in real estate has adversely affected credit markets

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
and consumer confidence. It is unlikely that these trends will be reversed in the short term however recent data has indicated that stabilization may be occurring.

The Bank has entered into a Consent Order with the FDIC and the OFIR, its primary banking regulators, which became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

The Consent Order requires the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank’s reliance on brokered deposits, a comprehensive strategic plan; and to develop an analysis and assessment of the Bank’s management needs. Under the Consent Order the Bank is required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%; and the Bank may not declare or pay any dividend without the prior written consent of the regulators.

As of June 30, 2010, the Company was not in compliance with certain debt covenants of its notes payable to Fifth Third Bank. A breach of the covenants are considered events of default which allows Fifth Third the option to demand immediately all or any part of the unpaid principal and interest balance. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the interest payment of $76,667 on September 30, 2010. Since the Company presently does not have sufficient funds to continue to pay interest or to pay off the note should Fifth Third demand payment, the Company is at risk of Fifth Third foreclosing on the Bank’s stock which collateralizes the loan. Management is currently discussing alternatives with Fifth Third including loan modifications and waivers of debt covenants.

The Company’s net losses, noncompliance with debt covenants, and anticipated non-compliance with the higher capital ratios of the Consent Order, creates an uncertainty about the Company’s ability to continue as a going concern.

Management’s strategies to improve profitability, to comply with the Consent Order and to become in compliance with the debt covenants are further discussed in Notes 11 and 15. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FINANCIAL CONDITION

Total assets increased by $16.3 million to $247.7 million at September 30, 2010 from $231.4 million at December 31, 2009. This is a 7.0% increase in assets during the first nine months of 2010. Balance sheet growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing bank accounts and available for sale securities offset somewhat by a net decrease in the Bank’s loan portfolio.

Cash and cash equivalents increased by $23.7 million to $26.5 million at September 30, 2010 from $2.8 million at December 31, 2009. This change was mostly reflective of increases in balances held in bank accounts between the above two periods. Balances kept at the Federal Reserve Bank of Chicago (“FRB”) increased $23.0 million since year-end 2009. The increase in liquidity is driven largely by increases in the balances of the Bank’s public fund

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
customers and an increase in time deposits. Management’s liquidity plan includes preparation for maturities of brokered deposits in the remaining quarter of the year and mandates a strong funding base for unexpected cash needs. Balances held at the FRB receive an interest rate which exceeds the federal funds sold rate. Additionally, balances held at the FRB are given a preferential risk rating when computing total risk based capital ratios. The current rate environment and the need to preserve capital, are given great consideration when making cash management decisions.

Securities increased $7.3 million since December 31, 2009. Investment activity in the first nine months of the year included purchases of $20.3 million, maturities pre-payments and calls of $9.6 million and sales of $3.8 million. In the first quarter of 2010, a majority of the Bank’s municipal portfolio was transferred to available for sale and sold. There was a realized net gain of $80,000. The Company will not be in a taxable position in the near term so management chose to realize market value gains to supplement earnings and capital.

A majority of the municipal securities sold were in the held to maturity category of the investment portfolio. Accounting rules are such that transferring held to maturity investments into the available for sale portfolio prior to maturity disallows utilization of the held to maturity category until management can again assert that it has the intent and ability to hold such securities until maturity. It also requires the remaining securities to be transferred into the available for sale category causing them to be carried at fair value. All of the securities transferred had an unrealized gain on March 31, 2010 so there was no detrimental impact to the transfer. There were no security sales in the third quarter.

Increasing the unencumbered portion of the Bank’s security portfolio is another driving force behind the investment activity in the first three quarters of 2010. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. The security portfolio was nearly 95% pledged at year-end 2009 compared to 81% pledged at September 30, 2010. It is likely that the Bank will make additional security purchases during the last quarter of 2010 and will replace any securities that are sold to ensure that the security portfolio remains a meaningful source of liquidity to the Company. The entire investment portfolio remains strong with an overall unrealized gain of $784,000 at September 30, 2010.

Total loans (held for investment) decreased $12.7 million and were $170.5 million at September 30, 2010 down from $183.2 million at December 31, 2009. The decrease is evidenced by a decline of $10.3 million in the commercial portfolio and a $2.4 million decline in the consumer loan portfolio. A portion of the overall decrease was attributable to net charge offs of $2.6 million in the first nine months of 2010; the rest was various loan payoffs and transfers to foreclosed assets. The overall decrease in the loan portfolio only changed the concentration of commercial and commercial real estate loans by 1%. The concentration of commercial and commercial real estate loans was 76% at September 30, 2010 compared to a level of 77% at year-end 2009.

Loans held for sale activity during the first nine months of 2010 included $12.6 million of residential mortgage loan originations and $12.5 million of residential mortgage loan sales. The associated gain on the loan sales was $191,000. These results compare to mortgage originations of $22.3 million and sales of $23.5 million (including gains of $271,000) occurring in the first three quarters of 2009. Mortgage originations have been impacted by the struggling economy and stricter underwriting criteria dictated by the Bank’s mortgage loan investors.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk[1].

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2010 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Commercial, financial and other	$15,984,399	$19,884,702	$20,413,145	$3,268,785	$59,551,031
Real Estate:
Commercial	13,832,637	11,714,138	42,262,307	2,370,082	70,179,164
Construction	681,248	1,082,572	0	206,300	1,970,120
Residential	0	0	12,169	18,471,444	18,483,613
Consumer	1,148,892	1,649,626	10,564,242	6,428,020	19,790,780
Credit Cards	59,641	184,831	283,364	0	527,836

	$31,706,817	$34,515,869	$73,535,227	$30,744,631	$170,502,544

Loans at fixed rates	14,684,184	21,381,954	65,929,221	23,929,372	125,924,731
Loans at variable rates	17,022,633	13,133,915	7,606,006	6,815,259	44,577,813

	$31,706,817	$34,515,869	$73,535,227	$30,744,631	$170,502,544

At September 30, 2010, there were 74% of the loan balances carrying a fixed rate and 26% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Rates have remained low for an extended period of time. It is likely that future rate movements will be rising. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At September 30, 2010, approximately 18% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans salable into the secondary market.

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

At September 30, 2010, there were $6.9 million in outstanding loans deemed to be impaired but requiring no allocated allowance for loan losses. During the first three quarters of 2010, several loans were charged down to a balance that could be completely supported by the value of the collateral. Once this occurs, the loan becomes impaired with no allocated allowance.

During the first nine months of 2010, $3.4 million was added to the allowance through the provision expense. At September 30, 2010, the allowance totaled $4.5 million or approximately 2.67% of gross loans outstanding, compared to 2.06% at December 31, 2009. In the first three quarters of 2010, $1.1 million of the charged off balances were fully allocated for in the allowance for loan losses at year-end 2009 and $1.5 million was not. Of the 1.5 million that had no specific allocation—95% was related to loans that had a recent change in credit quality.

Impaired loans with an allocated allowance decreased slightly since December 31, 2009 to $8.8 million at September 30, 2010. Impaired loans requiring no allocated allowance for loan losses increased by $1.9 million since year-end 2009. Approximately $1.6 million of 2010’s recorded loan loss provision was related to increased specific allocations. Additionally, general allocations increased in the first nine months of 2010 mostly related to the impact from certain modifications to quantitative factors, and historical charge-offs, consistent with credit risk trends. The general reserves as a percentage of non-specifically identified loans increased from 1.22% at December 31, 2009 to 1.44% at September 30, 2010.

The allocation of the allowance at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
		Percent of		Percent of
		Allowance		Allowance
		Related to		Related to
Balance at End of Period Applicable	Amount	Loan Category	Amount	Loan Category
Commercial	$1,230,077	2.1%	$1,529,470	2.2%
Real Estate:
Commercial	2,619,250	3.7	1,828,022	2.6
Residential	62,658	0.3	91,532	0.5
Construction	7,092	0.4	17,461	1.1
Consumer	625,354	3.1	315,647	1.4

Total	$4,544,431	2.7%	$3,782,132	2.1%

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Below is a table, which details the past due balances at September 30, 2010 compared to those at year-end 2009 and the corresponding change related to those two periods.

			Increase
Loans Past Due:	September 30, 2010	December 31, 2009	(Decrease)
30-59 days	$3,010,048	$1,317,396	$1,692,652
60-89 days	226,507	881,712	(655,205)
90 days and greater	396,240	981,704	(585,464)
Non-accrual loans	8,324,917	8,117,994	206,923
From year-end 2009 to September 30, 2010, overall past due and non-accrual loans have increased by $659,000. The largest change is the increase in 30-59 days past due. The other categories have either decreased or only slightly increased. The 30-59 days past due category was $3,010,048 at September 30, 2010; an increase of $1,692,652. Three loans comprise 76% of the total.

Two of the three are restructured borrowings[1]. The first borrower has been on a reduced payment plan since December 2009 but still struggles to make the required payments. The business has been for sale during the TDR period but there has been no success. It is likely that the Bank will begin foreclosing on the collateral in the next few months. A majority of the underlying collateral is real estate.

Another loan in the 30-59 day past due category is collateralized by a partially completed condominium project in a Lake Michigan resort area. The borrower cannot carry the cost of the loan any longer. The Bank is working with the borrower to sell the underlying property and on a deficiency agreement if necessary.

The last loan is also a TDR. The TDR period on this particular credit has ended. The Bank is in the process of negotiating a new TDR. The lower payments were originally granted in an effort to allow the borrower time to find enough tenants to help support the carrying cost of the loan at market rates. The underlying collateral is a 12,000 square foot building. All three loans were already specifically identified within the allowance for loan loss at September 30, 2010. If these loans continue to be past due, it is possible that the Bank will need to allocate additional funds within the allowance for loan losses to support potential collateral deficiencies in all three cases.

Loans past due 60-89 days decreased $655,000 since year-end 2009 and were $227,000 at September 30, 2010. Three loans totaling $458,000 were moved to the non-accrual category and approximately $105,000 was charged off.

Loans past due 90 days and greater decreased $585,000 from year-end 2009 to September 30, 2010 and were $396,000 at period end. One loan for $735,000 was paid off and another note for $149,000 was charged off. Somewhat offsetting this activity was one note totaling $246,000 that moved from the 30-59 days past due category.

Non-accrual notes were $8.3 million on September 30, 2010 which was an increase of $207,000.

[1]	A restructured borrowing is often called a troubled debt restructure or (“TDR”).

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Overall net charge-offs for the third quarter and first nine months of 2010 were $617,000 and $2.6 million. The corresponding ratios of net charge-offs to average loans for the third quarter and first nine months of 2010 were 1.40% and 1.94%. The net charge-offs for the third quarter and first nine months of 2009 were $213,000 and $2.5 million. The resulting ratios of net charge-offs to average loans for the third quarter and first nine months of 2009 were 0.45% and 1.69%. The current ratios are not comparable to normal historical charge off ratios however, due to the rise in non performing assets over the past year and the continued economic deterioration; it is likely that charge off ratios may remain elevated for an unknown period of time. Increased charge offs has had a marked impact on increases to the general reserves since year-end.

Since year-end the Bank purchased $109,500 more FHLB stock. The purchase was made to comply with stock ownership requirements related to FHLB borrowing instruments. In June, the Bank applied for and received a $5 million secured overdraft line of credit from the FHLB. The overdraft line of credit is meant to provide the Bank with another short term liquidity resource. There has been no borrowing activity on the overdraft line nor was there an outstanding balance at September 30, 2010.

Foreclosed assets decreased $768,000 since December 31, 2009. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. During the first nine months of 2010, 21 properties were added and two properties required improvements which added $3.0 million to the total of foreclosed assets. Additionally, 15 properties were sold for $1.7 million in the first three quarters of 2010. There were net losses on these sales of $71,000. The inventory of held properties were written down by $2.0 million in the first nine months of 2010. Each quarter foreclosed assets are written down to market value based on a professional appraisal or other common means of valuation. These properties are held until they can be sold. At September 30, 2010, there were forty real estate holdings compared to thirty-four at December 31, 2009. If any foreclosed asset is sold for less than it is being held further losses could result.

Deposit balances were $222.8 million at September 30, 2010 up from $198.6 million at December 31, 2009. Total deposit growth since year-end was $24.2 million or 12%. Non-interest bearing deposits increased $532,000 since year-end 2009. There have been several new customer relationships established and existing customers have been keeping more on deposit.

Interest-bearing checking and savings accounts rose $7.0 million while money market accounts decreased by $193,000. Two of the Bank’s large public fund customers, in aggregate, increased their holdings over $6 million since year-end. Additionally the Bank gained the full banking relationship of one new public fund customer since year-end 2009. This customer had a balance of nearly $3 million at September 30, 2010 an increase of $2.8 million since year-end 2009.

Time deposits grew $16.9 million since December 31, 2009. None of the net growth was brokered time deposits. In December, the Bank began utilizing an internet time deposit listing service. Additionally, in January, local specials were advertised in conjunction with the Bank’s eleven year anniversary.

Brokered time deposits increased $349,000 in the first nine months of 2010. In January, two brokered deposits totaling $7.1 million were recorded. One had a term of 27 months and was at a rate of 1.60%. The second had a term of 16 months and was at a rate of 0.80%. These rates were nearly 60 basis points lower than local market rates. In the second and third quarters of 2010, brokered deposits totaling $6.0 million matured and were not

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
replaced. The weighted average rate on these maturing deposits was 4.74%. Since the Bank has not been categorized as “well capitalized” since June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. Additionally the Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010. At September 30, 2010, the concentration of brokered deposits to total deposits was 24%; a decrease of 2% since December 31, 2009 when the concentration was 26%.

Repurchase agreement balances were $7.0 million at December 31, 2009 and $10.1 million at September 30, 2010; an increase of $3.1 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held within the Bank’s security portfolio. In addition to existing repurchase customers keeping more money in their accounts, during the first quarter of 2010, one customer transferred a significant portion of his balance from a non-interest bearing checking account into his repurchase account. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates and mitigated risk.

The Company had no outstanding FHLB advances at September 30, 2010. There were $6.0 million outstanding at December 31, 2009. One advance for $1.5 million matured on March 24th and was not renewed. The two remaining advances which were scheduled to mature in the fourth quarter of 2010 were prepaid by the Bank on July 6, 2010. The computed prepayment penalty was approximately $4,000 less than what the computed interest until maturity would have been net of the interest that could have been earned had the money remained on deposit at the Federal Reserve Bank. Management chose to pay off the advances early to utilize a portion of the Bank’s liquidity. At this time, it is not the Company’s intention to borrow funds from the FHLB.

Shareholders’ equity totaled $4.6 million at September 30, 2010 and $9.7 million on December 31, 2009. The operating losses recorded in the first nine months of 2010 were coupled with an increase in accumulated other comprehensive income (security market value adjustments).

As a result of the significant losses incurred in the first nine months and third quarter of 2010, the Bank’s capital ratios have declined. At September 30, 2010, the Bank’s total risk based capital ratio was 8.52% and its Tier one to average assets ratio was 5.20%. In the second quarter of 2010, the Bank fell below the well capitalized category. Its ratio’s on June 30, 2010 were 9.97% and 6.77% for total risk based capital and the tier one respectively. Conversely, the Bank was in the well capitalized category for both ratios at year-end 2009. The Bank’s total risk based capital ratio at December 31, 2009 was 10.41%. Its tier one to average assets ratio was 7.79% at year-end 2009.

Under the Consent Order the Bank is required, within 90 days, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements are effective for the December 31, 2010 capital reporting period. If the higher capital requirements were effective September 30, 2010, the Bank would not have been in compliance. The Bank would have needed approximately $8,590,000 of capital to become in compliance based on the current asset size.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The net loss for the first nine months of 2010 was $5.6 million which was $3.4 million more than the loss recorded for the first three quarters of 2009. The corresponding basic and diluted loss per share for the first nine months of 2010 was $(3.78). The basic and diluted loss per share for the first nine months of 2009 was $(1.48).

The Company recorded net loss of $3.9 million for the third quarter of 2010. The corresponding basic and diluted loss per share was $(2.67). The loss recorded in 2009’s third quarter was $566,000. The corresponding basic and diluted loss per share was $(0.39).

The losses recorded in the first nine months of 2010, have been directly tied to expenses related to administering troubled assets. The loan loss provision recorded for the first nine months was $3.4 million. Foreclosed asset impairments and other collection expenses totaled $2.0 million and $300,000, respectively for the same nine month period.

For the first nine months of 2010, the annualized return on the Company’s average total assets was (2.94)% compared to (1.13)% for the first nine months of 2009. For the third quarter of 2010, the annualized return on the Company’s average total assets was (6.04)%. For the third quarter of 2009, the ratio was (0.89)%. The Company’s annualized return on average equity was (79.24)% for the first nine months of 2010 and (20.56)% for the first nine months of 2009. For the third quarter of 2010, the annualized return on average equity was (195.41)% compared to (17.33)% for the third quarter of 2009.

The ratio of average equity to average assets was 3.71% for the first nine months of 2010 and 5.48% for the first nine months of 2009. The ratio was 3.09% for the third quarter of 2010 and 5.13% for the same period in 2009.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
A large portion of revenue is net interest income. The net interest income and corresponding net interest margin were better for the first nine months of 2010 than the same period in 2009 mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine months ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$20,771,407	$38,251	0.25%	$10,894,308	$32,240	0.39%
Securities	30,656,184	695,711	3.03	27,874,514	839,728	4.02
Loans (including held for sale and non accrual)	180,063,597	8,428,987	6.24	195,807,625	9,376,110	6.38

	231,491,188	9,162,949	5.28	234,576,447	10,248,078	5.83
Other assets	20,096,580			22,676,799

	$251,587,768			$257,253,246

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$195,310,406	$3,343,353	2.28	$199,483,793	$4,565,492	3.05
Federal funds purchased, repur-chase agreements and Federal Reserve Bank borrowings	8,911,358	57,367	0.86	6,946,205	36,292	0.70
Subordinated Debentures, notes payable and FHLB advances	13,032,967	549,354	5.62	15,136,630	515,007	4.54

	217,254,731	3,950,074	2.42	221,566,628	5,116,791	3.08

Non-interest-bearing deposits	24,253,880			20,838,793
Other liabilities	740,274			747,402
Shareholders’ Equity	9,338,883			14,100,423

	$251,587,768			$257,253,246

Net interest income (tax equivalent basis)		5,212,875			5,131,287
Net interest spread on earning assets (tax equivalent basis)			2.86%			2.75%

Net interest margin on earning assets (tax equivalent basis)			3.00%			2.92%

Average interest-earning assets to average interest-bearing liabilities			106.55%			105.87%

Tax equivalent adjustment		55,452			108,578

Net interest income		$5,157,423			$5,022,709

The tax equivalent net interest spread on average earning assets increased 11 basis points to 2.86% in the past twelve months. The tax equivalent net interest margin increased by 8 basis points from 2.92% for the first nine months of 2009 to 3.00% for the first three quarters of 2010. The tax equivalent net interest income for the first three quarters of 2010 was $5.2 million compared to a figure of $5.1 million for the same nine months in 2009. The Company recorded $135,000 more net interest income in spite of $3.1 million less average earning assets on

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
the books. The net interest margin improved primarily because decreases to the yield on average earning assets were not as great as the rate reductions on the funding side.
The average rate earned on interest earning assets was 5.28% for the nine months ended September 30, 2010 compared to 5.83% for the same period in 2009. The main contributing factor was the 14 basis point decrease in the yield on loans, the Bank’s largest earning asset category. The Bank’s average internal prime rate was the same in both nine month periods. A majority of the decrease is related to the continued low interest rate environment which is the basis for pricing loans as they come up for renewal during the year. Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as higher rate securities were sold to realize gains, the replacement securities purchased yielded lower rates. Fortunately decreases to yields on interest earning assets were more than offset by rate reductions on the funding side.
Management spent a significant amount of time managing the improvement in the cost of funds. Interest expense incurred on deposits, repurchase agreements, federal funds purchased, Federal Home Loan Bank advances and notes payable improved by 66 basis points in the first nine months of 2010. The rates paid on interest bearing deposits have decreased 77 basis points since September 2009. A large factor contributing to this improvement is an 84 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. Offsetting a portion of this improvement was the $88,000 prepayment penalty incurred when management repaid its FHLB advances on July 6, 2010.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2010 and 2009 is in the table below.

	Three months ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$30,779,539	$19,158	0.25%	$13,783,078	$8,728	0.25%
Securities	33,292,200	233,266	2.80	28,901,004	264,881	3.67
Loans (including held for sale and non accrual)	175,707,592	2,768,788	6.30	190,813,478	3,104,682	6.51

	239,779,331	3,021,212	5.04	233,497,560	3,378,291	5.79
Other assets	19,682,431			21,052,027

	$259,461,762			$254,549,587

Liabilities and Shareholders’ Equity
Interest-bearing deposits	$204,566,480	$1,108,847	2.17	$194,817,963	$1,357,813	2.79
Federal funds purchased, repur-chase agreements and Federal Reserve Bank borrowings	9,412,478	17,616	0.75	8,572,005	16,653	0.78
Subordinated Debentures, Note Payable and Federal Home Loan Bank Advances	9,793,478	199,215	8.14	15,500,000	171,614	4.43

	223,772,436	1,325,678	2.37	218,889,968	1,546,080	2.83

Non-interest bearing deposits	26,866,141			21,673,174
Other liabilities	797,452			921,126
Shareholders’ Equity	8,025,733			13,065,319

	$259,461,762			$254,549,587

Net interest income (tax equivalent basis)		1,695,534			1,832,211
Net interest spread on earning assets (tax equivalent basis)			2.67%			2.96%

Net interest margin on earning assets (tax equivalent basis)			2.83%			3.14%

Average interest-earning assets to average interest-bearing liabilities			107.15%			106.67%

Tax equivalent adjustment		13,731			34,275

Net interest income		$1,681,803			$1,797,936

Contrary to the improving year to date net interest income results detailed above; there was a decrease in tax equivalent net interest income between the third quarter results of 2010 and that of 2009. Tax equivalent net interest income fell by $137,000. Decreases to the blended rate earned on the average earning assets were not offset by average cost of funds improvement. The blended rate on average earning assets fell by 75 basis points when comparing the third quarter of 2010 to that of 2009. However, the Company’s average cost of funds only improved by 46 basis points. The third quarter’s cost of funds was largely impacted by the $88,000 prepayment penalty incurred in July when the Company’s FHLB Advances were repaid early.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The tax equivalent net interest spread fell by 29 basis points between the third quarter of 2009 and the similar period in 2010. The net interest margin on earning assets declined 31 basis points and was 2.83% for the third quarter of 2010. The last quarter of 2010 should reflect an improvement in the net interest margin as brokered time deposits with an average rate in excess of 4.50% mature and go off the balance sheet and new time deposits are booked at current market rates.
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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Details of the repricing gap at September 30, 2010 were:

		Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Earning assets
Interest-bearing deposits in other financial institutions	$23,762,066	$0	$0	$0	$23,762,066
Securities (including FHLB stock)	2,366,918	9,088,497	17,765,326	6,116,055	35,336,796
Loans held for sale	21,117	74,682	416,425	657,917	1,170,141
Loans[1]	70,246,683	21,262,855	61,616,680	17,376,326	170,502,544

	96,396,784	30,426,034	79,798,431	24,150,298	230,771,547
Interest-bearing liabilities
Savings and checking	62,416,417	0	0	0	62,416,417
Time deposits <$100,000	4,421,633	19,437,286	31,937,932	0	55,796,851
Time deposits >$100,000	22,963,018	34,685,941	21,565,067	0	79,214,026
Repurchase agreements and Federal funds purchased	10,114,988	0	0	0	10,114,988
Subordinated debt and Federal Home Loan Bank advances	9,500,000	0	0	0	9,500,000

	109,416,056	54,123,227	53,502,999	0	217,042,282
Net asset (liability) repricing gap	$(13,019,272)	$(23,697,193)	$26,295,432	$24,150,298	$13,729,265

Cumulative net asset (liability) repricing gap	$(13,019,272)	$(36,716,465)	$(10,421,033)	$13,729,265

Currently the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense and potential increases to net interest income and margin. Conversely, if rates begin to rise, the negative repricing position implies that more rate bearing liabilities could reprice compared to earning assets which would likely decrease net interest income outcomes. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.
The provision for loan losses for the first three quarters of 2010 was $3.4 million compared to $923,000 for first nine months of 2009. The third quarter provision for loan losses was $2.0 million for 2010 and $445,000 for 2009. The provision expenses in both time periods are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve have increased as a result of the weakening economy and more emphasis being placed on recent loss history.
Specific allocations to the loan loss reserve have increased, particularly in the third quarter of 2010. At September 30, 2010, the allowance for loan loss included specific allocations of $2.3 million. At September 30, 2009 specific allocations were $740,000. In the third quarter the Bank increased its specific allocations by $1.4 million for

[1]	Includes non accrual loans.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
estimated devaluation in several of its impaired loans that have real estate as collateral. The Bank is actively engaging a third party appraiser to revalue many of these properties and based on information received on several similar properties, management believes its estimated devaluation is supported.
The allowance for loan losses is an estimate. Management believes that the allowance level is adequate and justified based on the factors discussed earlier (see Financial Condition). Management will continue to review the allowance with the intent of maintaining it at an appropriate level. The provision may be increased or decreased in the future as management continues to monitor the loan portfolio, actual loan loss experience and the environmental factors related to lending and collateral.
Non-interest income recorded in the first nine months of 2010 was $1.2 million compared to $1.6 million recorded for the similar period in 2009. There were a few differences between the two periods. Included in 2009’s first nine month total were security gains of $273,000 which was $193,000 more than the gains recorded in the first three quarters of 2010. Additionally, there were declines in the service charges on deposit accounts and on gains recorded on loan sales. The reduction in service charges is mainly the result of a decline in overdraft fee income. The weak economy has made customers more conscientious about managing their account balances which has translated into fewer fees for the Bank. Recorded gains on mortgage loan sales have decreased as a result of a decline in overall lending activity.
Non-interest income for the third quarter of 2010 was $369,000. Non-interest income for the third quarter of 2009 was $405,000. The $36,000 difference between the two quarters is mostly the result of lower service charge revenue and higher net losses on the sale of foreclosed property. These decreases were partially offset by higher gains recorded on loan sales. During the last two quarters, mortgage rates have been very low causing many customers to refinance their existing mortgage loans.
Non-interest expenses for the first nine months of 2010 were $8.5 million. Non-interest expenses for the first nine months of 2009 were $6.9 million. The third quarter non-interest expense total was $3.9 million for 2010 and $2.3 million for 2009. The notable variances among the individual categories were in the areas of salaries and benefits, foreclosed asset impairment charges, FDIC insurance premiums and loan collection expenses which both fall into the other expense category.
Salaries and benefit expenses totaled $3.1 million for the first nine months of 2010 compared to $3.2 million in the first nine months of 2009. The Company regularly evaluates staffing and benefits to ensure that reasonable cost cutting opportunities are explored. In the second half of 2009, the Bank suspended its 401(k) matching program. For the first half of the year the matching expense was $55,000. There was no expense in the first nine months of 2010. Other benefits have also been modified to mitigate annual premium increases. Through attrition the Company has permanently reduced its staff by one part time position. Salaries and benefit expenses totaled $1.0 million for the third quarter of both 2009 and 2010.
There were foreclosed asset impairment charges of $1.6 million in the third quarter of 2010 and $2.0 million for the first nine months of 2010. These results compare to $178,000 in the third quarter of 2009 and $298,000 in the first nine months of 2009. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
properly reflect the fair value of the asset at the end of the reporting period. In September the carrying value of several plat development holdings were given significant reductions. The uncertain economic environment continues to have a detrimental effect on property values. As such, it is likely that foreclosed real property impairment charges will continue. At September 30, 2010, there were 40 foreclosed assets totaling $5.7 million.
Other non-interest expenses in the first nine months of 2010 were $1.7 million compared to $1.6 million in the first nine months of 2009. There was a $139,000 increase between the two periods. Expenses related to troubled assets were $164,000 more in the first three quarters of 2010 compared to the same period in 2009. As the number of properties in foreclosed assets increase and more loans are specifically identified for impairment, there are many expenses incurred to support collection efforts.
For the third quarter of 2010, other non-interest expenses were $724,000 compared to $520,000 for the third quarter in 2009. In the third quarter of 2010, there were significant increases in FDIC premiums and expenses related to troubled assets. FDIC premiums are based on risk ratings determined by the FDIC. The Bank’s risk level was increased in June of this year. Premiums paid to the FDIC were $92,000 more for 2010’s third quarter as a result. Another category that was markedly higher was collection costs on troubled assets. Expenses of this nature were $171,000 more in the third quarter of 2010 compared to that of 2009.
There was no income tax expense in any quarter of 2010. In 2009 there was no income tax expense in the third quarter however there was a year to date expense of $986,000 after the first nine months. The decrease is primarily the result of establishing a tax valuation allowance against the Company’s deferred tax assets in the second quarter of 2009. Until there is solid trend of profitability the Company will not incur income tax expense.

COMMUNITY SHORES BANK CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2010. There have been no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2010.
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
Under the terms of the subordinated debentures that the Company issued to the Trust, the Company is precluded from paying cash dividends on the Company’s common stock if an event of default has occurred and is continuing under the subordinated debentures, or if the Company has exercised its right to defer payments of interest on the

COMMUNITY SHORES BANK CORPORATION
subordinated debentures, until the deferral ends. In May of 2010, the Company gave notice that it was deferring the regularly scheduled quarterly interest payments on the subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. So until the deferral ends, the terms of the subordinated debentures preclude the Company from paying any dividends on the common stock. If the Company had any preferred stock outstanding, it would similarly be precluded from paying any dividend on the preferred stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

10.1	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.2	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION
Date November 15, 2010	By:	/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer (principal executive officer)

Date November 15, 2010	By:	/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

10.1	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.2	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.