Form 10-K
period 2010-12-31
COMMUNITY SHORES BANK CORP
filed 2011-03-31
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes         No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 million.

As of March 18, 2011, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2010 annual report to shareholders.
Part III	Portions of the proxy statement for the 2011 annual meeting of shareholders

PART I

ITEM 1.  BUSINESS

General

Community Shores Bank Corporation (“the Company"), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the "Bank").  The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law.  The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County.  The Bank's services include checking and savings accounts, certificates of deposit, safe deposit boxes, courier service, and loans for commercial and consumer purposes.

Community Shores Mortgage Company (the “Mortgage Company”) was incorporated on December 13, 2001. The Mortgage Company, a wholly owned subsidiary of the Bank, can originate both commercial and residential real estate loans. Most fixed rate residential real estate loans originated by the Mortgage Company are sold to a third party. Commercial and residential real estate loans that are held in the Mortgage Company’s portfolio are serviced by the Bank pursuant to a servicing agreement.

In October of 2010, the Mortgage Company created a wholly-owned subsidiary named Berryfield Development, LLC (“Berryfield”). The entity’s sole purpose is to oversee the development and sale of vacant lots that have been foreclosed on by the Mortgage Company.

On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services, Inc. (“CS Financial Services”). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits, formerly Lead Financial. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services. On April 16, 2009, the Company withdrew its election to be a financial holding company. The election was acknowledged by the Federal Reserve Bank of Chicago (“FRB”). The passive income derived from CS Financial Services affiliation with Lakeshore Employee Benefits is unaffected by this change.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

The Company’s balance sheet increased by $6.5 million in 2010 compared to a decrease of $24.2 million in 2009. Although loans decreased in both years, the higher levels of on balance sheet liquidity more than offset the decrease in 2010. In both 2009 and 2010, the Company had consolidated losses stemming from deterioration in credit quality and the need for large loan loss provisions and devaluation of foreclosed real estate. As a result of the losses sustained in 2010 the Bank’s capital ratios declined. The Bank’s total risk based capital ratio was 7.06% on December 31, 2010. The Bank was under capitalized according to regulatory capital standards. At December 31, 2009, the Bank was deemed to be well capitalized with a total risk based capital ratio of 10.41%.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

The Consent Order, among other things, requires the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank's reliance on brokered deposits, a comprehensive strategic plan; and to develop an analysis and assessment of the Bank's management needs.  Under the Consent Order the Bank is required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%; and the Bank may not declare or pay any dividend without the prior written consent of the regulators.

Prior to the issuance of the Consent Order, the Bank's Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators.  Our ability to fully comply with all of the requirements of the Consent Order, including maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank's ability to realize on collateral, actions that may be taken by our lender in connection with our outstanding $5 million term loan, and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank.

As of October 1, 2010, the Bank had retained a consultant, acceptable to the regulators, who was hired to develop a written analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank. The consultant completed the analysis by the December 1, 2010 deadline. On January 6, the FDIC and OFIR acknowledged the timely filing of the report and concurred with the consultant, that the members of the present executive management team have the ability, experience and qualifications to perform their respective duties in a capable manner. No changes in the Bank’s management were recommended.

The Bank’s Board of Directors continues to participate in the governance of the Bank and has developed a program for monitoring compliance with the Consent Order. The template is updated periodically as necessary and is distributed to all Board members for discussion at the monthly board meeting.

There were several directives related to loans contained in the Consent Order. The Bank was ordered to charge off all loans classified as “loss” by the FDIC during the March 2010 examination. The charge offs were completed as directed. The Bank was prohibited from extending additional credit to any impaired borrower. The Bank is in compliance with this mandate. The Bank was asked to develop, implement and submit to the FDIC, written action plans to reduce the risk position in impaired credits. All action plans have been submitted to the FDIC. Management continues to update the action plans and is working diligently to reduce the risk position as outlined in each action plan. All recommended loan and collection policy revisions have been adopted and submitted to the FDIC.

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement. The actual tier one capital as a percentage of total assets at December 31, 2010 was 4.25%. The total risk based capital ratio of the Bank was 7.06%. Management continues to explore options to raise the capital required for full compliance. At December 31, 2010, a capital contribution of $10,250,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in compliance with this restriction.

The Bank was ordered to adopt, implement and adhere to a realistic, comprehensive written profit plan and budget for 2011. The Bank adopted a written profit plan and budget for 2011 on November 17, 2010. Management intends on informing the Board on a monthly basis as to how the Bank’s performance compared to the budget.

Per the Consent Order the Board must be given the opportunity to evaluate the adequacy of the allowance for loan losses prior to the submission of any reports of condition and statements of income to the FDIC. The Board is given the opportunity each month to review the details of the allowance for loan loss calculation and the resulting provision expense and to provide feedback to management as to the sufficiency.

As requested, the Bank adopted a detailed liquidity plan on November 17, 2010 which provided for intended liquidity sources to meet the Bank’s assessed liquidity needs over the time horizons of 6, 12 and 18 months. A significant portion of the upcoming funding needs are related to the brokered deposit maturities discussed below.

As a condition of the Consent Order, the Bank is unable to accept brokered deposits. On October 27, 2010, the Board, as a requirement of the Consent Order, approved a written plan to reduce the Bank’s reliance on brokered deposits. The plan to reduce brokered deposits includes details of the volume and maturities of the existing brokered deposits over the next eight quarters and includes a specific strategy to fund their maturities.

As of December 31, 2010, there was $37,307,000 of brokered deposits outstanding. They mature as follows:

Due in 3 months or less	$ 3,453,000
Due in 3-12 months	$30,392,000
Due in one or more years	$ 3,462,000

Throughout a majority of 2010, the Bank has been able to replace $15,376,579 of maturing brokered deposits with local deposits, including internet based time deposits and core deposits. The plan to reduce brokered deposits mainly consists of continuing this strategy. Monthly written progress reports are being provided to the Board.

On November 17, 2010, the Board of Directors adopted a new strategic plan. The plan was submitted to the FDIC. The Board intends to monitor the performance of the plan on a quarterly basis.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for its subsidiary resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Community Shores Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from Community Shores Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; and (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company complies with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above. The Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance of approximately $125,000 and its dividend receivable from CS Financial Services of $30,000.

As of June 30, 2010, the Company was not in compliance with certain debt covenants of its term loan from Fifth Third Bank. A breach of the covenants are considered events of default which allows Fifth Third the option to demand immediately all or any part of the unpaid principal and interest balance. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make either of the last two quarterly interest payments which were due on September 30, 2010 and December 31, 2010 and could not pay principal when the term loan matured on January 3, 2011. The total interest due to Fifth Third at maturity was approximately $155,000. Since the Company presently does not have sufficient funds to continue to pay interest or to pay off the term loan, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan. Management met with Fifth Third on February 17, 2011, and does not believe that to be their intention however there was no formal forbearance obtained.

The Company’s net losses, non-compliance with debt covenants, non-compliance with the higher capital ratios of the Consent Order, and the provisions of the Written Agreement creates an uncertainty about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Products and Services

The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types.  Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area.  Electronic banking services such as ACH and online bill pay are offered to both personal and business customers. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law.  The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities.  The Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank and obtaining deposits through a deposit listing service. Additionally, the Bank makes available mutual funds and annuities, which are non-insured, through an alliance with Sorrento Pacific. Discount brokerage services are made available to our customers through Sorrento as well. The Bank receives referral fees for customers that open a brokerage account and conduct trades.

Real Estate Loans.  The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates.  The general operating policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated.  Generally loan sales are on a servicing released basis in the secondary market, regardless of term or product.  The Bank, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

Commercial and Commercial Real Estate Loans.  Commercial loans are made primarily to small and mid-sized businesses.  These loans are and will be both secured and unsecured and are made available for general operating purposes, acquisition of fixed assets including real estate, purchases of equipment and machinery, financing of inventory and accounts receivable, as well as any other purposes considered appropriate. From March 2002 through December 2007, substantially all Commercial Real Estate Loan originations were executed by the Mortgage Company; however both the Bank and the Mortgage Company have a portfolio of Commercial Real Estate loans. Both entities generally look to a borrower's business operations as the principal source of repayment, but will also receive, when appropriate, liens on real estate, security interests in inventory, accounts receivable and other personal property or personal guarantees.

The Bank has established relationships with correspondent banks and other independent financial institutions to provide other services requested by the Bank’s customers, and loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee").  The Loan Committee members include all commercial lenders, the Commercial Loan Department Head, the Credit Administrator, the President, and other designated credit personnel.  The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $1,500,000.  The Loan Committee may recommend that requests exceeding this amount be approved by a committee of the Board of Directors (the "Executive Loan Committee") whose lending authority is

$2,750,000.  Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors.

The Board of Directors has the maximum lending authority permitted by law.  However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit.  The Bank's general legal lending limit, as of December 31, 2010, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,321,000 in specific cases with approval by two-thirds of the Bank's Board of Directors.  Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

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

Lending Activity

Commercial Loans.  The Bank's commercial lending group originates commercial loans primarily in the Western Michigan Counties of Muskegon and Northern Ottawa. Commercial loans are originated by experienced lenders under the leadership of the Commercial Loan Department Head. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

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

Single Family Residential Real Estate Loans. The Bank originates first mortgage residential real estate loans in its market area according to secondary market underwriting standards.  These loans are likely to provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.  A majority of the single family residential real estate loans are expected to be sold on a servicing released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser.  The Bank may periodically elect to underwrite certain residential real estate loans to be held in its own loan portfolio.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans.  The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank.  Loan reviews are performed twice a year. In 2010, they occurred in July and November. The Bank is scheduled to undergo its next review in June of 2011.

The Bank has a comprehensive loan grading system for commercial loans.  Administered as part of the loan review program, all commercial loans are graded on a nine grade rating system utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage. All commercial loans are graded at inception and at various intervals thereafter.  All commercial loan relationships exceeding $500,000 are formally reviewed at least annually.  Watch list credits exceeding $100,000 are formally reviewed quarterly.

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

Employees

As of December 31, 2010, the Bank had 58 full-time and 24 part-time employees. No area of the Bank is represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2010, 2009 and 2008.

Consolidated Results of Operations:
	2010	2009	2008
Interest Income	$11,984,054	$13,284,651	$15,970,162
Interest Expense	5,032,743	6,498,815	9,079,925
Net Interest Income	6,951,311	6,785,836	6,890,237
Provision for loan losses	6,024,775	2,607,643	1,943,976
Non interest income	1,568,780	1,971,444	2,121,969
Non interest expense	11,388,661	10,993,190	8,727,292
Income (loss) before income tax expense	(8,893,345)	(4,843,553)	(1,659,062)
Income tax expense (benefit)	(10,618)	118,826	(631,603)
Net income (loss)	$(8,882,727)	$(4,962,379)	$(1,027,459)

Consolidated Balance Sheet Data:

Total assets	$237,945,497	$231,430,059	$255,611,964
Cash and cash equivalents	23,639,873	2,824,088	5,671,801
Securities	36,503,903	27,491,447	25,379,590
Loans held for sale	1,263,263	1,070,692	2,354,956
Gross loans	165,243,881	183,247,827	205,153,203
Allowance for loan losses	4,791,907	3,782,132	4,350,903
Other assets	16,086,484	20,578,138	21,403,317

Deposits	219,263,177	198,576,609	219,565,540
Federal funds purchased and repurchase agreements	7,460,795	7,000,327	5,813,605
Federal Home Loan Bank Advances	0	6,000,000	6,000,000
Notes Payable	5,000,000	5,000,000	4,200,000
Subordinated Debentures	4,500,000	4,500,000	4,500,000
Other	875,738	613,132	586,365

Shareholders’ equity	845,787	9,739,991	14,946,454

Consolidated Financial Ratios:

Return on average assets	(3.57%)	(1.97%)	(0.38%)
Return on average shareholders’ equity	(109.72%)	(36.34%)	(6.55%)
Average equity to average assets	3.25%	5.42%	5.83%

Dividend payout ratio	N/A	N/A	N/A

Non performing loans to total loans and leases	4.99%	4.96%	2.82%

Tier 1 leverage capital ratio	4.25%	7.79%	8.30%
Tier 1 leverage risk-based capital ratio	5.79%	9.15%	9.70%
Total risk-based capital ratio	7.06%	10.41%	10.96%

Per Share Data:	2010	2009	2008

Net Income (loss):
Basic	$(6.05)	$(3.38)	$(0.70)
Diluted	(6.05)	(3.38)	(0.70)

Book value at end of period	0.58	6.63	10.18
Dividends declared	N\A	N/A	N/A
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800

Net Interest Earnings

Years Ended December 31:
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate	balance	Interest	yield/rate
Assets
Federal funds sold and interest-bearing
deposits with banks	$20,301,004	$49,882	0.25%	$8,883,563	$34,022	0.38%	$13,646,704	$211,377	1.55%
Securities 1 2	31,926,359	927,582	2.91	28,101,164	1,095,665	3.90	20,537,446	1,026,260	5.00
Loans 3	177,551,516	11,075,774	6.24	193,354,546	12,297,691	6.36	220,856,974	14,884,209	6.74
	229,778,879	12,053,238	5.25	230,339,273	13,427,378	5.83	255,041,124	16,121,846	6.32
Other assets	19,185,648			21,829,189			13,791,580
	$248,964,527			$252,168,462			$268,832,704

Liabilities and Shareholders' Equity
Interest-bearing deposits	$194,013,849	$4,304,290	2.22%	$193,243,953	$5,749,296	2.98%	$214,546,984	$8,208,550	3.83%
Federal funds purchased and repurchase
agreements	8,913,430	75,837	0.85	7,640,761	59,065	0.77	4,788,721	67,762	1.42
Subordinated Debentures, Note payable
and FHLB advances	12,142,466	652,616	5.37	15,228,219	690,454	4.53	14,700,512	803,613	5.47
	215,069,745	5,032,743	2.34	216,112,933	6,498,815	3.01	234,036,217	9,079,925	3.88
Noninterest-bearing deposits	25,027,916			21,694,511			18,365,460
Other liabilities	770,814			703,732			747,765
Shareholders' Equity	8,096,052			13,657,286			15,683,262
	$248,964,527			$252,168,462			$268,832,704
Net interest income (tax equivalent basis)		$7,020,495			$6,928,563			$7,041,921
Net interest spread on earning assets (tax equivalent basis)			2.91%			2.82%			2.44%

Net interest margin on earning assets (tax equivalent basis)			3.06%			3.01%			2.76%

Average interest-earning assets to average interest-
bearing liabilities			106.84%			106.58%			108.98%

Tax equivalent adjustment		69,184			142,727			151,684
Net interest income		$6,951,311			$6,785,836			$6,890,237
________________________
1 Includes Federal Home Loan Bank Stock.
2 Adjusted to a fully tax equivalent basis.
3 Includes loans held for sale and non-accrual loans.

Rate Volume Analysis

	Year ended December 31,			Year ended December 31,
	2010 over 2009			2009 over 2008
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest-
bearing deposits with banks	$15,860	$31,472	$(15,612)	$(177,355)	$(56,184)	$(121,171)
Securities 1, 2	(168,083)	135,911	(303,994)	69,405	325,944	(256,539)
Loans 3	(1,221,917)	(989,474)	(232,443)	(2,586,518)	(1,781,649)	(804,869)
Net change in interest income	(1,374,140)	(822,091)	(552,049)	(2,694,468)	(1,511,889)	(1,182,579)

Increase (decrease) in interest expense
Interest-bearing deposits	(1,445,006)	(98,756)	(1,346,250)	(2,459,254)	(954,963)	(1,504,291)
Federal funds purchased and
repurchase agreements	16,772	10,455	6,317	(8,697)	29,964	(38,661)
Subordinated debentures, notes
payable and FHLB advances	(37,838)	(153,455)	115,617	(113,159)	27,992	(141,151)
Net change in interest expense	(1,466,072)	(241,756)	(1,224,316)	(2,581,110)	(897,007)	(1,684,103)

Net change in net interest income	$91,932	$(580,335)	$672,267	$(113,358)	$(614,882)	$501,524

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.
	Balance at	Balance at	Balance at
	December 31, 2010	December 31, 2009	December 31, 2008
US Treasury	$1,011,094	$0	$0
U.S. Government and federal agency	16,908,716	14,495,407	6,906,470
Municipals	3,238,294	7,018,707	7,500,162
Mortgage-backed and collateralized mortgage obligations– residential	15,345,799	5,977,333	10,972,958
	$36,503,903	$27,491,447	$25,379,590

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2010	One Yr or Less	1 - 5 Years	Over 5 Years	Total
Treasury	$502,891	$508,203	$0	$1,011,094
Government Agency	3,543,997	13,364,719	0	16,908,716
Municipals	408,803	1,043,160	1,786,331	3,238,294
Mortgage-backed and collateralized mortgage obligations– residential	186,442	394,322	14,765,035	15,345,799
	$4,642,133	$15,310,404	$16,551,366	$36,503,903
Weighted Average Yield	2.60%	1.94%	2.91%	2.45%
Yields on tax exempt obligations have not been computed on a tax equivalent basis.

________________________
1 Includes Federal Home Loan Bank Stock.
2 Adjusted to a fully tax equivalent basis.
3 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Company’s stockholders’ equity as of December 31, 2010.

Issuer	Book Value	Market Value
FNMA	$4,736,389	$4,922,029
FHLMC	5,226,941	5,284,714
FHLB	6,110,295	6,222,045
FFCB	7,037,652	7,100,522
GNMA	8,825,142	8,725,205

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$58,829,236	35.7	$69,862,430	38.1	$76,623,763	37.4	$86,543,187	37.6	$90,297,059	43.5
Real estate – Commercial	67,317,571	40.7	70,504,399	38.5	81,257,794	39.6	92,048,614	40.0	78,012,565	37.6
Real estate – Residential	18,213,954	11.0	18,625,574	10.2	16,275,219	7.9	15,842,205	6.9	10,172,321	5.0
Real estate – Construction	1,320,750	0.8	1,518,378	0.8	3,850,176	1.9	6,264,591	2.7	1,334,276	0.6
Consumer	19,562,370	11.8	22,737,046	12.4	27,146,251	13.2	29,520,823	12.8	27,616,155	13.3
	165,243,881	100.0	$183,247,827	100.0	$205,153,203	100.0	$230,219,420	100.0	$207,432,376	100.0
Less allowance for loan losses	4,791,907		3,782,132		4,350,903		3,602,948		2,549,016
	$160,451,974		$179,465,695		$200,802,300		$226,616,472		$204,883,360

The non-accrual, past due and restructured loans as of the end of each period are reported below.

December 31,	2010		2009		2008	2007	2006
Loans on nonaccrual status	$7,573,000		$7,649,000		$5,780,000	$4,532,000	$401,000
Loans 90 days or more past due and accruing interest	2,000		982,000		80,000	1,485,000	730,000
Troubled debt restructuring	5,371,000	1	2,658,000	2	0	0	0
	$12,946,000		$11,289,000		$5,860,000	$6,017,000	$1,131,000

Included below is the 2010 interest information on impaired loans.

2010
Average of impaired loans during the year	$14,323,860
Interest income recognized during impairment	238,647
Cash-basis interest income recognized	214,270

________________________
1 Includes $672,000 of loans that are on nonaccrual status at December 31, 2010.
2 Includes $469,000 of loans that are on nonaccrual status at December 31, 2009.

Loan Portfolio (continued)

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06
Beginning Balance	$3,782,132	$4,350,903	$3,602,948	$2,549,016	$2,612,581
Charge-offs
Commercial	(1,126,177)	(2,392,214)	(530,211)	(647,238)	(548,601)
Real Estate - Commercial	(3,028,701)	(449,975)	(277,663)	(85,039)	(54,000)
Real Estate - Residential	(166,213)	0	(52,453)	0	(5,234)
Real Estate - Construction	0	0	0	0	0
Consumer	(769,047)	(386,378)	(400,524)	(188,707)	(233,858)
	(5,090,138)	(3,228,567)	(1,260,851)	(920,984)	(841,693)
Recoveries
Commercial	31,868	29,378	30,293	8,862	11,471
Real Estate - Commercial	317	150	0	0	0
Real Estate - Residential	0	0	0	0	0
Real Estate - Construction	0	0	0	0	0
Consumer	42,953	22,625	34,537	34,091	45,956
	75,138	52,153	64,830	42,953	57,427
Net Charge-offs	(5,015,000)	(3,176,414)	(1,196,021)	(878,031)	(784,266)
Provision charged against operating expense	6,024,775	2,607,643	1,943,976	1,931,963	720,701
Ending Balance	$4,791,907	$3,782,132	$4,350,903	$3,602,948	$2,549,016

Allocation of the Allowance for Loan Losses:

	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Balance at End of Period Applicable To:
Commercial	$1,218,865	35.7	$1,529,470	38.1	$2,640,269	37.4	$1,687,805	37.6	$1,239,909	43.5
Real estate – Commercial	2,896,176	40.7	1,828,022	38.5	1,237,913	39.6	1,331,132	40.0	943,907	37.6
Real estate – Residential	123,391	11.0	91,532	10.2	104,033	7.9	129,906	6.9	50,862	5.0
Real estate – Construction	6,872	0.8	17,461	0.8	49,667	1.9	89,672	2.7	15,344	0.6
Consumer	546,603	11.8	315,647	12.4	319,021	13.2	364,433	12.8	298,994	13.3
Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0
Total	$4,791,907	100.0	$3,782,132	100.0	$4,350,903	100.0	$3,602,948	100.0	$2,549,016	100.0

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

13 through 23 of the 2010 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average Balance 2010	Average Rate 2010	Average Balance 2009	Average Rate 2009	Average Balance 2008	Average Rate 2008
Non Interest Bearing Demand	$25,027,916	N/A	$21,694,511	N/A	$18,365,460	N/A
Interest Bearing Demand	52,187,867	0.39%	47,097,872	0.63%	43,582,433	1.49%
Savings	8,819,475	0.31	9,964,155	0.40	11,646,877	1.51
Time Deposits	133,006,507	3.06	136,181,926	3.98	159,317,674	4.63
Total	$219,041,765	2.22%	$214,938,464	2.98%	$232,912,444	3.83%

The Company had no foreign banking offices at December 31, 2010.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2010.

	Within Three Months	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
Time Deposits > $100,000	$7,010,132	$12,761,522	$27,939,210	$9,506,344	$57,217,208

Short-term Borrowings

On December 31, 2010, 2009, and 2008 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.

Details of the Company’s holdings at the specified year-ends are as follows:

	Repurchase	Federal Funds	Discount
	Agreements	Purchased	Window
Outstanding at December 31, 2010	$7,460,795	$0	$0
Average interest rate at year end	0.72%	0%	0%
Average balance during year	8,598,005	0	315,425
Average interest rate during year	0.86%	0%	0.50%
Maximum month end balance during year	10,132,049	0	0

Outstanding at December 31, 2009	$7,000,327	$0	$0
Average interest rate at year end	0.66%	0%	0%
Average balance during year	7,489,802	0	150,959
Average interest rate during year	0.78%	0%	0.50%
Maximum month end balance during year	10,393,960	0	2,120,000

Outstanding at December 31, 2008	$5,813,605	$0	$0
Average interest rate at year end	0.50%	0%	0%
Average balance during year	4,604,290	55,497	128,934
Average interest rate during year	1.38%	2.14%	2.22%
Maximum month end balance during year	5,856,382	0	0

Interest  Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2010 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 21 through 26 of the 2010 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption “Stock Information” on page 84 of the 2010 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

There were no sales of unregistered securities or repurchases of Company stock that are required to be reported here.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 6 of the 2010 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP, dated March 25, 2011, in the 2010 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 25, 2011

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Treasurer and
Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its May 12, 2011 annual meeting of shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee consist of Bruce J. Essex, Julie K. Greene, and Steven P. Moreland.  The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission.  The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

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

Equity Plan Compensation Information

The following table summarizes information, as of December 31, 2010, relating to the Company's compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	47,300	$11.01	115,000	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	47,300	$11.01	115,000	(2)
________________________
(1)	The plans referred to are the Company's Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.
(2)	Includes 60,000 shares of restricted stock available for issuance pursuant to the Company’s Executive Incentive Plan.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The following financial statements and report of independent registered public accounting firm of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 25, 2011 – Crowe Horwath LLP

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Income – Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010 and 2009

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

________________________
* Management contract or compensatory plan or arrangement.

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

10.11
Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

______________________
* Management contract or compensatory plan or arrangement.

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

10.18
Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit is incorporated by reference to exhibit 10.1 of the Company's September 30, 2009 Form 10-Q (SEC file no. 000-51166).

10.19
Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed December 22, 2009 (SEC file no. 000-51166).

10.20	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.21	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).
___________________
*Management contract or compensatory plan or arrangement.

10.22
Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

13
2010 Annual Report to Shareholders of the Company.  Except for the portions of the 2010 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company's Form 8-K filed January 22, 2010 (SEC file no. 000-51166).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

/s/ Gary F. Bogner	/s/ Julie K. Greene
Gary F. Bogner, Chairman of the Board (non-officer)	Julie K. Greene, Director

/s/ Heather D. Brolick	/s/ Steven P. Moreland
Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	Steven P. Moreland, Director

/s/ Robert L. Chandonnet	/s/ Tracey A. Welsh
Robert L. Chandonnet, Vice Chairman of the Board (non-officer)	Tracey A. Welsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Bruce J. Essex
Bruce J. Essex, Director

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).

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

________________________
* Management contract or compensatory plan or arrangement.

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

_____________________
* Management contract or compensatory plan or arrangement.

10.17
Amendment to Loan Agreement, Revolving Credit Note and Pledge Agreement between Community Shores Bank Corporation and Fifth Third Bank dated September 16, 2008 are incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 23, 2008 (SEC file number 000-51166).

10.18
Extension notice from Fifth Third Bank dated September 22, 2009 relating to line of credit is incorporated by reference to exhibit 10.1 of the Company's September 30, 2009 Form 10-Q (SEC file no. 000-51166).

10.19
Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are incorporated by reference to exhibit 4.1 of the Company's Form 8-K filed December 22, 2009 (SEC file no. 000-51166).

10.20	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.21	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.22
Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

13
2010 Annual Report to Shareholders of the Company.  Except for the portions of the 2010 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics is incorporated by reference to exhibit 14 of the Company's Form 8-K filed January 22, 2010 (SEC file no. 000-51166).

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.