Form 10-Q
period 2011-03-31
COMMUNITY SHORES BANK CORP
filed 2011-05-13
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

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

________________________________________________________
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
Yes [  ] No [  ]

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
Yes [  ] No [X]

At May 12, 2011, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$2,266,480	$2,074,301
Interest-bearing deposits in other financial institutions	28,193,508	21,565,572
Total cash and cash equivalents	30,459,988	23,639,873
Securities available for sale (at fair value)	35,583,067	36,503,903
Loans held for sale	3,012,189	1,263,263
Loans	162,117,482	165,243,881
Less: Allowance for loan losses	5,255,868	4,791,907
Net loans	156,861,614	160,451,974
Federal Home Loan Bank stock	479,800	479,800
Premises and equipment, net	10,740,220	10,874,176
Accrued interest receivable	708,703	781,334
Foreclosed assets	3,872,996	3,382,594
Other assets	677,399	568,580
Total assets	$242,395,976	$237,945,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$42,093,347	$33,326,683
Interest-bearing	181,341,093	185,936,494
Total deposits	223,434,440	219,263,177
Federal funds purchased and repurchase agreements	8,407,631	7,460,795
Federal Home Loan Bank advances	0	0
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	912,151	875,738
Total liabilities	242,254,222	237,099,710
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares
authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized;
1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(13,351,241)	(12,617,022)
Accumulated other comprehensive income	196,304	166,118
Total shareholders’ equity	141,754	845,787
Total liabilities and shareholders’ equity	$242,395,976	$237,945,497

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Interest and dividend income
Loans, including fees	$2,565,081	$2,805,607
Securities	214,163	211,435
Federal funds sold, FHLB dividends and other income	17,445	7,459
Total interest income	2,796,689	3,024,501
Interest expense
Deposits	811,595	1,107,977
Repurchase agreements, federal funds purchased, and other debt	11,502	20,571
Federal Home Loan Bank advances and notes payable	102,890	184,532
Total interest expense	925,987	1,313,080

Net Interest Income	1,870,702	1,711,421
Provision for loan losses	704,505	529,081

Net Interest Income After Provision for Loan Losses	1,166,197	1,182,340
Non-interest income
Service charges on deposit accounts	176,813	174,533
Gain on sale of loans	157,560	45,906
Gain on sale of securities	0	79,814
Loss on sale of foreclosed assets	(799)	(8,689)
Other	185,936	193,271
Total non-interest income	519,510	484,835

Non-interest expense
Salaries and employee benefits	1,025,340	1,032,156
Occupancy	181,361	165,616
Furniture and equipment	132,486	159,128
Advertising	9,345	18,165
Data processing	132,406	122,779
Professional services	94,838	124,650
Foreclosed asset impairment	167,866	24,655
Other	676,284	460,431
Total non-interest expense	2,419,926	2,107,580

Loss Before Federal Income Taxes	(734,219)	(440,405)
Federal income tax expense (benefit)	0	0
Net Loss	$(734,219)	$(440,405)

Comprehensive Loss	$(704,033)	$(430,812)

Weighted average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800
Basic loss per share	$(0.50)	$(0.30)
Diluted loss per share	$(0.50)	$(0.30)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive loss:
Net loss			(440,405)		(440,405)
Unrealized gain on securities
available for sale				9,593	9,593
Total comprehensive loss					(430,812)

Balance at March 31, 2010	1,468,800	$13,296,691	$(4,174,700)	$187,188	$9,309,179

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Comprehensive loss:
Net loss			(734,219)		(734,219)
Unrealized gain on securities
available for sale				30,186	30,186
Total comprehensive loss					(704,033)

Balance at March 31, 2011	1,468,800	$13,296,691	$(13,351,241)	$196,304	$875,973

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(734,219)	$(440,405)
Adjustments to reconcile net loss to net cash
from operating activities:
Provision for loan losses	704,505	529,081
Depreciation and amortization	133,711	161,505
Net amortization of securities	63,444	36,330
Net realized gain on sale of securities	0	(79,814)
Net realized gain on sale of loans	(157,560)	(45,906)
Net realized loss on sale of foreclosed assets	799	8,689
Foreclosed asset impairment	167,866	24,655
Originations of loans for sale	(7,327,907)	(2,776,126)
Proceeds from loan sales	5,736,541	3,281,621
Net change in:
Accrued interest receivable and other assets	(36,188)	115,664
Accrued interest payable and other liabilities	36,413	46,370
Net cash from (used in) operating activities	(1,412,595)	861,664
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	3,751,027
Maturities, prepayments and calls	3,920,664	3,469,445
Purchases	(3,033,086)	(9,654,156)
Loan originations and payments, net	2,219,028	1,172,721
Additions to premises and equipment, net	245	(84,396)
Proceeds from the sale of foreclosed assets	7,760	53,104
Net cash from (used in) investing activities	3,114,611	(1,292,255)
Cash flows from financing activities
Net change in deposits	4,171,263	21,936,871
Net change in federal funds purchased and
repurchase agreements	946,836	1,873,248
Repayment of FHLB advance	0	(1,500,000)
Net cash from (used in) financing activities	5,118,099	22,310,119
Net change in cash and cash equivalents	6,820,115	21,879,528
Beginning cash and cash equivalents	23,639,873	2,824,088
Ending cash and cash equivalents	$30,459,988	$24,703,616
Supplemental cash flow information:
Cash paid during the period for interest	$444,124	$1,298,830
Transfers from loans to foreclosed assets	687,717	544,364
Transfers from securities held to maturity to available for sale	0	5,839,614
Foreclosed asset sales financed by the Company	20,890	71,019

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months ended March 31, 2011 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended March 31, 2011 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2010. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and have been added to Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The effect of adopting this new guidance is disclosure-related only and had no impact on the Company’s results of operations.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, an amendment to the topic “Receivables”.  Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. This ASU is expected to give additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  This ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank was deemed under capitalized at December 31, 2010 according to regulatory capital standards, with a total risk based capital ratio of 7.06%. The Bank’s first quarter loss reduced the total risk based capital ratio to 6.84% at March 31, 2011.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The
Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet this requirement within the required 90-day period and remains out of compliance with the Consent Order as of March 31, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance of approximately $132,000.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last three contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2010 was $153,410. The Company continues to accrue interest on the term loan and at March 31, 2011, the total interest due Fifth Third was $228,487. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

The Company’s net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Consent Order, and the provisions of the Written Agreement creates an uncertainty about the Company’s ability to continue as a going concern. As a result of such uncertainty, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at March 31, 2011 and at December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

US Treasury	$4,034,734	$5,727	$(930)	$4,039,531
US Government and federal agency	13,668,240	174,396	(15,523)	13,827,113
Municipals	3,177,917	68,004	(1,726)	3,244,195
Mortgage-backed and collateralized
mortgage obligations– residential	14,288,643	223,199	(39,614)	14,472,228
	$35,169,534	$471,326	$(57,793)	$35,583,067

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

US Treasury	$1,004,240	$6,854	$0	$1,011,094
US Government and federal agency	16,696,952	222,261	(10,497)	16,908,716
Municipals	3,179,898	62,864	(4,468)	3,238,294
Mortgage-backed and collateralized
mortgage obligations– residential	15,239,466	236,840	(130,507)	15,345,799
	$36,120,556	$528,819	$(145,472)	$36,503,903

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued):

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at March 31, 2011:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,412,416	$2,425,631
Due from one to five years	16,712,784	16,890,802
Due from five to ten years	1,755,691	1,794,406
Due in more than ten years	0	0
Mortgage-backed and collateralized
mortgage obligations – residential	14,288,643	14,472,228
	$35,169,534	$35,583,067

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$3,030,391	$(930)	$0	$0	$3,030,391	$(930)
US Government and federal agency	3,984,477	(15,523)	0	0	3,984,477	(15,523)
Municipals	352,985	(1,726)	0	0	352,985	(1,726)
Mortgage-backed and
collateralized mortgage
obligations - residential	8,044,852	(39,614)	0	0	8,044,852	(39,614)
	$15,412,705	$(57,793)	$0	$0	$15,412,705	$(57,793)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,489,266	$(10,497)	$0	$0	$2,489,266	$(10,497)
Municipals	350,532	(4,468)	0	0	350,532	(4,468)
Mortgage-backed and
collateralized mortgage
obligations - residential	7,887,368	(130,507)	0	0	7,887,368	(130,507)
	$10,727,166	$(145,472)	$0	$0	$10,727,166	$(145,472)

Periodically the Company will implement a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. In 2011’s first quarter, the Company had no security sales. In the first quarter of 2010 the Company sold securities and realized a net gain of $79,814. Proceeds from the sales were $3,751,027. There were no gross losses realized on the sale.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued):

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

At March 31, 2011, twenty-five debt securities had unrealized losses with aggregate depreciation of 0.37% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. Most of the securities are issued by government or government sponsored agencies and to a lesser extent municipal securities.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At March 31, 2011, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.49% at March 31, 2011. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	March 31,	December 31,
	2011	2010

Commercial	$58,547,470	$58,416,643
Commercial Real Estate:
General	56,603,106	58,996,411
Construction	9,359,374	8,782,762
Consumer:
Lines of credit	15,587,977	15,954,866
Other	2,818,811	3,087,409
Credit card	510,220	520,095
Residential	18,726,265	19,534,704
	162,153,223	165,292,890
Less: Allowance for loan losses	(5,255,868)	(4,791,907)
Net deferred loan fees	(35,741)	(49,009)
Loans, net	$156,861,614	$160,451,974

Loans held for sale totaled $3,012,189 at March 31, 2011 and $1,263,263 at December 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Allowance for loan losses:
Beginning balance	$4,791,907	$3,782,132
Charge-offs	(283,397)	(1,014,632)
Recoveries	42,853	20,985
Provision for loan losses	704,505	529,081
Ending balance	$5,255,868	$3,317,566

The following table presents the activity in the allowance for loan losses for the first quarter of 2011 by portfolio segment and the recorded investment in loans by portfolio segment based on impairment method at March 31, 2011 and December 31, 2010:

March 31, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(134,701)	(88,238)	(60,458)	0	(283,397)
Recoveries	27,648	3,498	11,707	0	42,853
Provision for loan losses	49,094	393,603	133,464	128,344	704,505
Ending balance	$1,160,906	$3,205,039	$631,316	$258,607	$5,255,868

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$139,094	$2,176,621	$177,287	$143,186	$2,636,188
Collectively evaluated for impairment	1,021,812	1,028,418	454,029	115,421	2,619,680
Total ending allowance balance	$1,160,906	$3,205,039	$631,316	$258,607	$5,255,868

Loans:
Individually evaluated for impairment	$4,712,309	$8,861,899	$337,975	$883,555	$14,795,738
Collectively evaluated for impairment	54,044,661	57,415,496	18,629,486	17,892,830	147,982,473
Total ending loans balance	$58,756,970	$66,277,395	$18,967,461	$18,776,385	$162,778,211

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$195,684	$1,789,936	$85,233	$49,145	$2,119,998
Collectively evaluated for impairment	1,023,181	1,106,240	461,370	81,118	2,671,909
Total ending allowance balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907

Loans:
Individually evaluated for impairment	$4,276,850	$8,405,141	$307,307	$1,339,741	$14,329,039
Collectively evaluated for impairment	54,326,131	59,724,688	19,096,341	18,508,671	151,655,831
Total ending loans balance	$58,602,981	$68,129,829	$19,403,648	$19,848,412	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2011 and December 31, 2010:

		Unpaid		Average	Interest	Interest Income
	Recorded	Principal	Related	Recorded	Income	Cash Basis
March 31, 2011	Investment	Balance	Allowance	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$4,196,360	$4,194,212	$0	$3,955,325	$21,231	$20,373
Commercial Real Estate:
General	1,897,094	1,897,272	0	2,099,458	1,858	1,748
Construction	458,001	458,001	0	482,221	0	0
Consumer:
Lines of credit	80,506	80,506	0	82,200	298	0
Other	18,900	18,900	0	18,900	0	0
Residential	193,851	194,367	0	348,433	1,895	1,895
Subtotal	$6,844,712	$6,843,258	$0	$6,986,537	$25,282	$24,016

With an allowance recorded:
Commercial	$515,949	$513,733	$139,094	$595,863	$7,164	$6,854
Commercial Real Estate:
General	4,320,184	4,305,083	964,492	3,722,050	38,128	27,697
Construction	2,186,620	2,186,620	1,212,129	2,160,400	0	0
Consumer:
Lines of credit	188,005	187,643	133,623	203,284	1,086	1,060
Other	45,648	45,524	38,748	46,081	367	367
Credit card	4,916	4,916	4,916	3,630	0	0
Residential	689,704	700,076	143,186	550,782	1,037	1,037
Subtotal	$7,951,026	$7,943,595	$2,636,188	$7,282,090	$47,782	$37,015
Total	$14,795,738	$14,786,853	$2,636,188	$14,268,627	$73,064	$61,031

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

		Unpaid
	Recorded	Principal	Related
December 31, 2010	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$3,692,148	$3,689,868	$0
Commercial Real Estate:
General	2,684,164	2,681,391	0
Construction	664,866	664,866	0
Consumer:
Lines of credit	108,274	108,274	0
Other	18,900	18,900	0
Residential	848,983	849,457	0
Subtotal	$8,017,335	$8,012,756	$0

With an allowance recorded:
Commercial	$584,702	$582,331	$195,684
Commercial Real Estate:
General	3,088,254	3,078,481	575,175
Construction	1,967,857	1,967,857	1,214,761
Consumer:
Lines of credit	131,515	131,149	42,799
Other	45,829	45,696	39,645
Credit card	2,789	2,789	2,789
Residential	490,758	490,385	49,145
Subtotal	$6,311,704	$6,298,688	$2,119,998
Total	$14,329,039	$14,311,444	$2,119,998

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Recorded		Recorded
		Investment >		Investment >
		90 Days and		90 Days and
	Non Accrual	Accruing	Non Accrual	Accruing
Commercial	$1,708,032	$0	$1,316,168	$0
Commercial Real Estate:
General	2,755,448	0	3,143,819	0
Construction	2,644,621	0	2,632,723	0
Consumer:
Lines of credit	213,453	0	214,489	0
Other	437	0	0	1,776
Credit card	0	0	0	0
Residential	614,461	0	748,166	0
Total	$7,936,452	$0	$8,055,365	$1,776

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the aging of the recorded investment in past due loans by class of loans at March 31, 2011 and December 31, 2010:

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
March 31, 2011	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$297,113	$121,284	$1,708,032	$2,126,429	$56,630,541	$58,756,970
Commercial Real Estate:
General	661,882	326,585	2,755,448	3,743,915	53,149,339	56,893,254
Construction	0	0	2,644,621	2,644,621	6,739,520	9,384,141
Consumer:
Lines of credit	21,831	0	213,453	235,284	15,428,074	15,663,358
Other	893	0	437	1,330	2,792,553	2,793,883
Credit card	0	1,630	0	1,630	508,590	510,220
Residential	451,729	0	614,461	1,066,190	17,710,195	18,776,385
Total	$1,433,448	$449,499	$7,936,452	$9,819,399	$152,958,812	$162,778,211

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
December 31, 2010	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$627,034	$0	$1,316,168	$1,943,202	$56,659,779	$58,602,981
Commercial Real Estate:
General	157,637	217,803	3,143,819	3,519,259	55,802,388	59,321,647
Construction	0	0	2,632,723	2,632,723	6,175,459	8,808,182
Consumer:
Lines of credit	79,191	35,460	214,489	329,140	15,619,003	15,948,143
Other	12,054	0	1,776	13,830	2,921,580	2,935,410
Credit card	0	0	0	0	520,095	520,095
Residential	94,404	0	748,166	842,570	19,005,842	19,848,412
Total	$970,320	$253,263	$8,057,141	$9,280,724	$156,704,146	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,953,316 of specific reserves on $7,910,305 of  loans to customers whose terms have been modified in troubled debt restructurings as of March 31, 2011 and $447,947 on $5,370,581 as of December 31, 2010. The Company has also committed $1,136,781 to two customers whose loans are classified as a troubled debt restructuring as of March 31, 2011. As of December 31, 2010, there was $1,146,342 committed to those customers. These customers are paying as agreed on those loans.

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. Once a loan becomes a 5W or higher the loan grade will be reanalyzed once a quarter to assess the borrowers compliance with Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

1.	Exceptional. Loans with an exceptional credit rating.
2.	Quality. Loans with excellent sources of repayment that conform, in all respects, to Bank policy and regulatory requirements. These are loans for which little repayment risk has been identified
3.	Above Average. Loans with above average sources of repayment and minimal identified credit or collateral exceptions and minimal repayment risk.
4.	Average. Loans with average sources of repayment that materially conform to Bank policy and regulatory requirements. Repayment risk is considered average.
5.	Acceptable. Loans with acceptable sources of repayment and risk.
5W.
Watch. Loans considered to be below average quality. The loans are often fundamentally sound but require more frequent management review because of an adverse financial event. Risk of non payment is elevated.

6.	Special Mention. Loans that have potential weaknesses and deserve close attention. If uncorrected, further deterioration is likely. Risk of non payment is above average.
7.	Substandard. Loans that are inadequately protected by the borrower’s capacity to pay or the collateral pledged. Risk of non payment is high.
8.	Doubtful. Loans in this grade have identified weaknesses that make full repayment highly questionable and improbable.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
1	$0	$0	$0	$0	$0	$0
2	582,361	583,364	0	0	0	0
3	1,714,115	1,722,896	3,398,840	3,443,220	30,289	30,927
4	20,363,874	21,109,601	17,297,781	17,362,231	3,110,369	2,727,615
5	23,033,370	19,659,157	21,158,122	24,656,543	3,558,961	1,702,025
5W	1,003,591	1,687,613	5,025,745	4,399,618	0	1,484,710
6	6,679,840	9,349,408	5,423,268	4,777,202	0	190,333
7	3,923,874	3,292,002	2,930,112	2,328,376	39,901	39,849
8	1,455,945	1,198,940	1,659,386	2,354,457	2,644,621	2,632,723
Total	$58,756,970	$58,602,981	$56,893,254	$59,321,647	$9,384,141	$8,808,182

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented on page 16 of this document, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

	Residential
	March 31,	December 31,
	2011	2010
Performing	$17,892,830	$18,508,671
Impaired	883,555	1,339,741
Total	$18,776,385	$19,848,412

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Performing	$15,394,847	$15,708,354	$2,729,335	$2,870,681	$505,304	$517,306
Impaired	268,511	239,789	64,548	64,729	4,916	2,789
Total	$15,663,358	$15,948,143	$2,793,883	$2,935,410	$510,220	$520,095

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity:

	March 31,	March 31,
	2011	2010
Beginning of year	$3,382,594	$6,440,916
Additions	687,717	544,364
Proceeds from sales	(28,650)	(124,123)
Losses from sales	(799)	(8,689)
Direct write-downs	(167,866)	(24,655)
End of period	$3,872,996	$6,827,813

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$50,041	$17,769

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	March 31,	December 31,
	2011	2010
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,652,390	3,652,390
Construction in process	17,618	17,618
	15,249,499	15,249,499
Less: accumulated depreciation	4,509,279	4,375,323
	$10,740,220	$10,874,176

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Non-interest-bearing DDA	$42,093,347	$33,326,683
Interest-bearing DDA	22,805,784	23,944,608
Money market	19,494,064	18,493,059
Savings	9,926,111	7,388,395
Time, under $100,000	77,403,173	78,893,224
Time, over $100,000	51,711,961	57,217,208
Total Deposits	$223,434,440	$219,263,177

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS (Continued):

Brokered deposits totaled $33,854,000 at March 31, 2011 and $37,307,000 at December 31, 2010. Since the Bank was not categorized as “well capitalized” at March 31, 2011 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010. At March 31, 2011, maturities of brokered deposits were as follows:

Due in 3 months or less	$7,884,000
Due in 3-12 months	$22,508,000
Due in one or more years	$3,462,000

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings typically consist of repurchase agreements and borrowings from the FRB Discount Window. There were no borrowings from the FRB Discount Window since January 2010. The March 31, 2011 and December 31, 2010 information was as follows:

	Repurchase	Discount
	Agreements	Window

Outstanding at March 31, 2011	$8,407,631	$0
Average interest rate at period end	0.75%	0.00
Average balance during period	7,033,456	0
Average interest rate during period	0.65%	0.00
Maximum month end balance during period	8,407,631	0

Outstanding at December 31, 2010	$7,460,795	$0
Average interest rate at year-end	0.72%	0.00
Average balance during year	8,598,005	315,425
Average interest rate during year	0.86%	0.50
Maximum month end balance during year	10,132,049	0

9.	FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $8,940,213 through the use of its $5 million line of credit or a standard advance. Each borrowing requires a direct pledge of securities and or loans. At March 31, 2011, the Bank had securities with a market value of $10,150,076 pledged to the Federal Home Loan Bank for future borrowings. At March 31, 2011 and December 31, 2010 there was no balance outstanding on the line of credit nor were there any outstanding advances.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.36% at March 31, 2011 and 2.35% at December 31, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

The terms of the subordinated debentures, the trust preferred securities and the agreements under which they were issued, give the Company the right, from time to time, to defer payment of interest for up to 20 consecutive quarters, unless certain specified events of default have occurred and are continuing.  The deferral of interest payments on the subordinated debentures results in the deferral of distributions on the trust preferred securities. In May 2010, the Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. The Company’s deferral of interest does not constitute an event of default.

During the deferral period, interest will continue to accrue on the subordinated debentures.  Also, the deferred interest will accrue interest.  At the expiration of the deferral period, all accrued and unpaid interest will be due and payable and a corresponding amount of distributions will be payable on the trust preferred securities.

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At March 31, 2011, the accrued interest payable on the subordinated debentures was $114,765.

11.	NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. The Company continues to accrue interest at the rate of the term loan at maturity which was 6.00%, 275 basis points above Fifth Third’s prime rate. On March 31, 2011, there was $228,000 of unpaid interest compared to $155,000 at December 31, 2010.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011	December 31, 2010

Unused lines of credit and letters of credit	$28,040,262	$26,119,226
Commitments to make loans	100,440	95,470

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

Servicing rights: The fair value of SBA servicing rights is obtained from a third party using assumptions provided by the Company. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. Their valuation methodology utilized for the servicing rights begins with projecting future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing a market-based discount rate assumption. These inputs are generally observable in the marketplace resulting in a Level 2 classification.

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

Foreclosed Assets:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell. Fair values are generally based on recent real estate appraisals, broker market opinions or internal evaluations. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below for the periods ended March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$4,039,531	$4,039,531	$0	$0
US Government and
federal agency	13,827,113	0	13,827,113	0
Municipal securities	3,244,195	0	3,244,195	0
Mortgage-backed and
collateralized mortgage
obligations– residential	14,472,228	0	14,472,228	0

Servicing assets	82,239	0	82,239	0

December 31, 2010
Available for sale securities:
US Treasury	$1,011,094	$1,011,094	$0	$0
US Government and
federal agency	16,908,716	1,000,000	15,908,716	0
Municipal securities	3,238,294	0	3,238,294	0
Mortgage-backed and
collateralized mortgage
obligations– residential	15,345,799	0	15,345,799	0

Servicing assets	38,858	0	38,858	0

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2011 and December 31, 2010:

		Significant
		Unobservable
		Inputs
	Total	(Level 3)
March 31, 2011
Impaired loans:
Commercial	$374,639	$374,639
Commercial Real Estate:
General	3,340,591	3,340,591
Construction	974,491	974,491
Consumer:
Lines of credit	54,020	54,020
Other	6,776	6,776
Residential	556,890	556,890
Foreclosed assets:
Commercial Real Estate:
General	1,548,792	1,548,792
Construction	2,005,831	2,005,831
Residential	187,456	187,456

December 31, 2010
Impaired loans:
Commercial	$386,647	$386,647
Commercial Real Estate:
General	2,503,306	2,503,306
Construction	753,096	753,096
Consumer:
Lines of credit	88,350	88,350
Other	6,051	6,051
Residential	441,240	441,240
Foreclosed assets:
Commercial Real Estate:
General	1,061,170	1,061,170
Construction	2,005,831	2,005,831
Residential	163,786	163,786

During the first quarter of 2011, there was a transfer of two agencies with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.  There were no significant transfers between Level 1 and Level 2 during 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following two paragraphs describe the impairment charges recognized during the period:

Collateral dependent impaired loans are measured using the fair value of the collateral. At March 31, 2011, such impaired loans had a balance of $7,943,595, with a valuation allowance of $2,636,188 compared to impaired loans with a balance of $6,298,688 and a valuation allowance of $2,119,998 at December 31, 2010. The fair values of the collateral on these loans were determined generally using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs. The impairment charges, recorded to the provision for loan losses, on collateral dependent loans were $516,000 for the first quarter of 2011.

At March 31, 2011 and December 31, 2010, foreclosed assets carried a fair value of $3,742,079 and $3,230,787 respectively. During the three month period ended March 31, 2011, seven properties included in this total were written down by $167,866. There were also two properties totaling $687,717 (at fair value) added to other real estate owned during the first three months of 2011. The fair value of other real estate owned was determined primarily using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs.

Carrying amount and estimated fair values of financial instruments not previously presented were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$30,460	$30,460	$23,640	$23,640
Loans held for sale	3,012	3,019	1,263	1,273
Loans, net (including impaired)	156,862	149,038	160,452	154,484
FHLB stock	480	N/A	480	N/A
Accrued interest receivable	709	709	781	781

Financial liabilities
Deposits	223,434	227,194	219,263	220,711
Federal funds purchased and
repurchase agreements	8,408	8,408	7,461	7,461
Subordinated debentures	4,500	2,930	4,500	3,172
Notes payable	5,000	2,500	5,000	2,500
Accrued interest payable	451	451	362	362

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

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

Accounting guidance related to income taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified.  The continuing recent losses resulting from the distressed operating environment in Michigan have significantly restricted our ability under the accounting rules to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to carry a valuation allowance against our entire net deferred tax asset.  The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required.  We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

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

would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both March 31, 2011 and December 31, 2010.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at March 31, 2011 and December 31, 2010 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$11,857,913	6.84%	$13,868,719	8.00%	$19,069,489	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	9,652,791	5.57	6,934,360	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	9,652,791	4.03	9,582,876	4.00	20,363,611	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$12,501,302	7.06%	$14,173,103	8.00%	$19,488,017	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	10,254,935	5.79	7,086,552	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	10,254,935	4.25	9,646,274	4.00	20,498,333	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2011, only $2,205,122 was counted as Tier 2 capital and $3,050,746 was disallowed.  At December 31, 2010, $2,246,366 was counted as Tier 2 capital and $2,545,541 was disallowed.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

The Bank’s Consent Order with the FDIC and the OFIR, its primary banking regulators, became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

The Consent Order, among other things, requires the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank's reliance on brokered deposits, a comprehensive strategic plan; and to develop an analysis and assessment of the Bank's management needs.  Under the Consent Order, the Bank is required to maintain higher capital levels than requested under prompt corrective action and the Bank may not declare or pay any dividend without the prior written consent of the regulators.

Prior to the issuance of the Consent Order, the Bank's Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators.  Our ability to fully comply with all of the requirements of the Consent Order, including maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank's ability to realize on collateral, actions that may be taken by our lender in connection with our matured $5,000,000 term loan, and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank.

As of October 1, 2010, the Bank had retained a third party consultant, acceptable to the regulators, who was hired to develop a written analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank. The consultant completed the analysis by the December 1, 2010 deadline. On January 6, the FDIC and OFIR acknowledged the timely filing of the report and concurred with the consultant, that the members of the present executive management team have the ability, experience and qualifications to perform their respective duties in a capable manner. No changes in the Bank’s management were recommended.

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

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at December 31, 2010 or March 31, 2011. Management continues to explore options to raise the capital required for full compliance. At March 31, 2011, a capital contribution of $10,700,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank was in full compliance with this restriction.

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

As required by the Consent Order, the Bank adopted a detailed liquidity plan on November 17, 2010 which provided for intended liquidity sources to meet the Bank’s assessed liquidity needs over the time horizons of 6, 12 and 18 months. A significant portion of the upcoming funding needs are related to the brokered deposit maturities discussed below.

As a condition of the Consent Order, the Bank is unable to accept brokered deposits. On October 27, 2010, the Board, as required by the Consent Order, approved a written plan to reduce the Bank’s reliance on brokered deposits. The plan to reduce brokered deposits includes details of the volume and maturities of the existing brokered deposits over the next eight quarters and includes a specific strategy to fund their maturities.

Since the beginning of the year, the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. The plan to reduce brokered deposits mainly consists of continuing this successful strategy. Management does not believe the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. Monthly written progress reports will be provided to the Board.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Unrealized holding gains on held to maturity securities
transferred to available for sale	$0	$28,192
Unrealized holding gains on available for sale securities	30,380	61,215
Less reclassification adjustments for (gains) and losses later
recognized in income	(194)	(79,814)

Net unrealized gain (loss)	30,186	9,593
Tax effect	0	0

Other comprehensive income (loss)	$30,186	$9,593

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2011 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2011 to that at December 31, 2010. The part labeled Results of Operations discusses the three month period ended March 31, 2011 as compared to the same period of 2010. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

This discussion and analysis of financial condition and results of operations, and other sections of the Annual Report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company, Berryfield and CS Financial Services.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; action that Fifth Third may take in connection with its $5.0 million term loan to the Company, the repayment of which is now overdue; lack of adequate cash by the Company to continue its business or pay its debts; failure to comply with provisions of the Consent Order or Written Agreement may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission.  These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

The overall economic environment remains challenging but appears to be stabilizing. The state of Michigan’s financial health remains in question which tends to exacerbate the national economic weaknesses. Unemployment

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At March 31, 2011, unemployment was 11.1% for Muskegon County and 9.3% for Ottawa County. In addition to high unemployment, property values are irrational because of the current supply and demand and they are often directionally unpredictable even to third party professionals. In general property values have declined but there have been pockets of stabilization. Unfortunately a large portion of the difficulty in the financial market centers on the low real estate valuations coupled with the lack of sales and construction activity. The negative effect of this downturn in real estate has adversely affected the credit markets and the ability to actively lend based on a risk-centered underwriting process. It is unlikely that these trends will be reversed quickly but it is encouraging that there have been signs of stabilization which may bolster consumer confidence and eventually translate into more real estate activity and climbing valuations.

The declining property valuations have contributed to the credit issues experienced by the Bank. As a result of these and other issues, the Bank has recorded operating losses since 2008. The deteriorating condition of the asset quality of the Bank warranted regulatory intervention. The Bank has entered into a Consent Order with the FDIC and the OFIR, its primary banking regulators, which became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet this requirement within the required 90-day period and remains out of compliance with the Consent Order as of March 31, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company complies with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above. The Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance of approximately $132,000.

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. Management met with Fifth Third on February 17, 2011, to discuss the term loan. Fifth Third indicated that it is interested in having the term loan be part of a comprehensive recapitalization plan but that it has no intention, in the short term, to foreclose on the stock of the Bank.

The Company’s net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Consent Order, and the provisions of the Written Agreement creates an uncertainty about the Company’s ability to continue as a going concern. The financial statements in this Form 10-Q do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FINANCIAL CONDITION

Total assets increased by $4.5 million to $242.4 million at March 31, 2011 from $237.9 million at December 31, 2010. This is a 1.9% increase in assets during the first three months of 2011. Balance sheet growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing bank accounts offset somewhat by a net decrease in the Bank’s loan portfolio.

Cash and cash equivalents increased by $6.9 million to $30.5 million at March 31, 2011 from $23.6 million at December 31, 2010. This change was mostly reflective of increases in balances held in bank accounts between the above two periods. Balances kept at the FRB increased $6.6 million since year-end 2010. The increase in liquidity is driven largely by the seasonal fluctuation in the balances of several of the Bank’s public fund customers. Although these depositors are expected to reduce their balances in the second quarter, it is the goal of management to maintain elevated on balance sheet liquidity to accommodate upcoming brokered deposit maturities and to provide for unexpected cash needs. Over the last couple of years, the core principles of cash management have been greatly affected by the current rate and regulatory environment and the need to preserve capital. Balances held at the FRB are given a preferential risk rating when computing regulatory risk based capital ratios. The risk rating is lower than either federal funds or other correspondent bank balances. So when the FRB began paying interest on excess deposits in 2008, it became a prudent capital preservation strategy to keep excess liquidity on deposit at the FRB. Additionally, regulatory agencies have emphatically encouraged banks to proactively strengthen both on and off balance sheet funding resources in order to be perceived as operating in a safe and sound manner given the dramatic increase in bank failures. All of these factors contributed to management’s ongoing decision to maintain a high FRB balance.

Securities decreased $921,000 since December 31, 2010. Investment activity in the first three months of the year included purchases of $3.0 million and maturities, pre-payments and calls of $3.9 million. In 2010, the Bank liquidated a portion of its municipal portfolio. Prior to the sale, several of the securities sold were transferred out of the held to maturity portfolio into the available for sale portfolio. As a result, the Company needed to transfer all of its remaining held to maturity securities into the available for sale portfolio in order to comply with

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounting guidance. The carrying amount of the securities transferred was $5,839,614. Of that total, $3,551,506 were sold. The remaining $2,288,108 had an unrealized gain of $28,192 that was recorded through other comprehensive income upon transfer.

Maintaining the unencumbered portion of the Bank’s security portfolio at a level that complies with its internal policy is typically the driving force behind investment activity. The Bank strives to have between 10% and 20% of its investment portfolio unpledged. Although the portfolio decreased since year-end 2010, the unencumbered portion was within the range desired by management. At March 31, 2011 there were securities with a market value of $28.7 million pledged to secure public fund customers, the Federal Reserve Discount Window (“Discount Window”), Federal Home Loan Bank (“FHLB”) overdraft line of credit, and customer repurchase agreements leaving 19.4% of its portfolio unencumbered. On December 31, 2010, 20.0% of investments were unencumbered. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases in 2011.

The fair value of investments has received much scrutiny over the past three years. The plight of the bond market in general and the weakened position of several government sponsored entities have affected market values. At March 31, 2011, there were 25 securities with an unrealized loss; none of these unrealized losses were longer than 12 months. The securities were not deemed to have other-than-temporary impairment. At March 31, 2011, the unrealized losses totaled approximately $58,000 on securities with an amortized cost of $15.5 million. To reduce exposure to loss (both realized and unrealized) the investment policy has prudent diversification principles; one of them being issuer concentration. There were no holdings of securities of any one issuer, other than the U.S. Government and federal agencies, in an amount greater than 10% of the Bank’s shareholders’ equity. The entire investment portfolio remains strong with an overall unrealized gain of $414,000 at March 31, 2011.

Loans held for sale activity during the first three months of 2011 included $7.3 million of loan originations and $5.7 million of loan sales. The associated gain on the loan sales was $158,000. A majority of the gains recorded in the first quarter were related to the sale of the guaranteed portion of three Small Business Administration (“SBA”) loans.  These SBA loans totaling $2.4 million were sold for a gain of $124,000. Loan sale activity in the first quarter of 2010 consisted of only residential mortgage loans.

Total loans (held for investment) decreased $3.1 million and were $162.1 million at March 31, 2011 down from $165.2 million at December 31, 2010. The decrease in the commercial real estate portfolio comprised 58% of the overall decline. The overall decrease in the loan portfolio did not change the concentration. At March 31, 2011 the concentration of commercial and commercial real estate loans was 77%, and roughly the same as year-end 2010.  The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the economic crisis has severely affected many borrowers in the Company’s two largest portfolio segments causing a significant increase in the Bank’s overall risk profile.

To help mitigate the credit risk stemming from the economic condition of the country in general and Michigan specifically, the Bank continues to develop and educate lenders and credit staff, and to invest time into the design and overall strengthening of the Company’s credit risk assessment processes. Simply put credit risk is the risk of borrower nonpayment typically on loans although it can be applicable to the investment portfolio as well. In both cases, avoiding portfolio concentrations in any one type of credit or in a specific industry helps to decrease risk; however, the risk of nonpayment for any reason exists with respect to all loans and investments. The Bank

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recognizes that credit losses will be experienced and will vary with, among other things, general economic conditions; the creditworthiness of the borrower over the term of the debt; and in the case of a collateralized loan, the quality of the collateral.

There is a very detailed process that has been developed by the Bank to estimate credit risk. The process is discussed at length in Note 1 to the Company’s December 31, 2010 financial statements. At each period end, the balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses utilizing the specified process. Basically, the analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a borrower and its entire relationship resulting in an allocation being made to the allowance for that particular borrower.  A loan becomes specifically identified when, based on current information and events related to that particular borrower, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement.

The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the general and specific analysis. There are occasions when a specifically identified loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss, a specifically identified loan must be well secured and have a collateral analysis that supports a loan loss reserve allocation of zero.

At March 31, 2011, the allowance for loan losses totaled $5.3 million. During the first three months of 2011, $705,000 was added to the allowance through the provision expense. At year-end 2010, the allowance for loan losses was $4.8 million. The ratio of allowance to gross loans outstanding increased to a level of 3.24% at March 31, 2011 compared to 2.90% at year-end 2010.

The allocation of the allowance at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$1,160,906	36.1%	$1,218,865	35.3%
Commercial Real Estate	3,205,039	40.7	2,896,176	41.0
Consumer	631,316	11.7	546,603	11.9
Residential	258,607	11.5	130,263	11.8
Total	$5,255,868	100%	$4,791,907	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.77% at March 31, 2011, an increase of one basis point from year-end 2010.  At year-end 2010, the general component of the allowance for loan losses was 1.76% of total non-specifically identified loans.

At March 31, 2011, the allowance contained $2,636,000 in specific allocations for impaired loans whereas at December 31, 2010 there was $2,120,000 specifically allocated. There was $14.8 million of unpaid principal on

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impaired loans at March 31, 2011 compared to $14.3 million at year-end 2010. At March 31, 2011, there was $6.8 million of unpaid overdue principal on impaired loans requiring no reserves, a decrease of $1,169,000 since year-end 2010.  Nearly 60 percent of this decrease was the result of two loans being charged off in the first quarter of 2011 and moved to foreclosed assets.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2010 to March 31, 2011, the recorded investment in past due and non-accrual loans has increased by $539,000. This was evidenced by a $658,000 increase in the recorded investment in past due loans being partially offset by an $119,000 decrease in the recorded investment in non-accrual loans in the first three months of 2011.

The recorded investment of loans past due 30-59 days was $1,433,000 at March 31, 2011; an increase of $463,000 since December 31, 2010. Three loans comprise 78% of the total.  Two of the three loans became current in April. The third customer is expected to become current in May.

The recorded investment of loans past due 60-89 days increased $196,000 since year-end 2010 and was $449,000 at March 31, 2011. Two loans (one customer) make up 98% of the total past due at the end of March 2011. The Bank worked with the customer and provided short term payment relief using a temporary debt restructure. As of the end of April, the borrower was current under the new payment terms.

There were no loans past due 90 days and greater at March 31, 2011. There was $2,000 past due 90 days and greater at year-end 2010.

Non-accrual notes were $7.9 million at March 31, 2011 which was a decrease of $119,000 compared to non-accrual notes of $8.0 million at December 31, 2010.

Overall net charge-offs for the first quarter of 2011 were $241,000. The corresponding ratio of net charge-offs to average loans for the first quarter of 2011 was 0.58%. The net charge-offs for the first quarter of 2010 were $994,000. The resulting ratio of net charge-offs to average loans for the first quarter of 2011 was 2.18%. Although the current ratios are not comparable to normal historical charge off ratios, it is encouraging that there has been a significant decrease compared to the quarterly ratios reported in 2010. Nonetheless, it is likely that charge off ratios may remain elevated until there is a widespread improvement in the economic condition of the state of Michigan and the specific market areas in which the Bank operates--Muskegon and northern Ottawa counties.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

_____________

1 Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2011 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial	$9,441,051	$25,033,208	$20,691,125	$3,346,345	$58,511,729
Commercial Real Estate:
General	7,143,509	8,826,441	37,866,962	2,766,194	56,603,106
Construction	1,344,288	4,168,388	3,797,399	49,299	9,359,374
Consumer:
Lines of credit	348,048	1,673,123	6,848,682	6,718,124	15,587,977
Other	104,693	279,647	1,953,894	480,577	2,818,811
Credit card	57,450	178,373	274,397	0	510,220
Residential	142,780	289,281	10,889	18,283,315	18,726,265
	$18,581,819	$40,448,461	$71,443,348	$31,643,854	$162,117,482
Loans at fixed rates	$10,351,379	$24,866,600	$59,058,541	$22,571,630	$116,848,150
Loans at variable rates	8,230,440	15,581,861	12,384,807	9,072,224	45,269,332
	$18,581,819	$40,448,461	$71,443,348	$31,643,854	$162,117,482

At March 31, 2011, there were 72% of the loan balances carrying a fixed rate and 28% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At March 31, 2011, approximately 20% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market.

Foreclosed assets were $3,873,000 at March 31, 2011 which was an increase of $490,000 since December 31, 2010. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. During the first three months of 2011, two properties were added and one property sold. At March 31, 2011 there were 33 real estate holdings and at December 31, 2010 there were 32 real estate holdings.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $223.4 million at March 31, 2011 up from $219.2 million at December 31, 2010. Total deposit growth since year-end was $4.2 million or 2%. Non-interest bearing deposits increased $8.8 million since year-end 2010 while interest bearing accounts decreased by $4.6 million.

The nearly $9 million increase in non-interest bearing deposits occurred for three reasons. The first being the usual seasonal fluctuation in several of the Bank’s public fund customer balances. The second reason for an increase in non-interest bearing balances was from an existing customer substantially increasing their balances since year-end. The final reason for the increase in non-interest bearing deposits was a shift in the account type preferred by existing customers as a result of a change in FDIC insurance programs. On December 31, 2010, the FDIC discontinued its program which offered full insurance coverage on low interest transaction accounts. This change motivated several large customers to switch their interest bearing accounts to non-interest bearing accounts at the beginning of the year.

The decrease in interest-bearing accounts stemmed from a decline in interest bearing checking accounts and time deposits offset by an increase in money market and savings accounts. Interest bearing checking balances decreased by $1.1 million for the reason described above. Money market and savings balances rose by $3.5 million in the first quarter of 2011 as a result of several existing business customers increasing their balances since year-end 2010. Time deposits declined by a net figure of $7.0 million as accounts matured and were not replaced. Over half of the decrease in time deposits was related to one brokered deposit maturity for $3.5 million. Since the Bank has not been categorized as “well capitalized” since June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. Additionally, the Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010. At March 31, 2011, the concentration of brokered deposits to total deposits was 15%; a decrease of 2% since December 31, 2010 when the concentration was 17%. For more information related to future maturities of brokered deposits see Note 7.

Repurchase agreement balances were $7.5 million at December 31, 2010 and $8.4 million at March 31, 2011; an increase of $947,000. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. The increase in the balance between the two period ends was from existing repurchase customers keeping more money in their accounts. This banking product has also gotten more utilization since the FDIC program changed on December 31, 2010. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk.

Shareholders’ equity totaled $142,000 on March 31, 2011 and $845,000 on December 31, 2010. The operating losses recorded in the first three months of 2011 were partially offset by an increase in accumulated other comprehensive income (security market value adjustments).

As a result of the significant losses incurred in the last few years, the Bank’s capital ratios have declined. At March 31, 2011, the Bank’s total risk based capital ratio was 6.84% and its tier one to average assets ratio was 4.03%.  The Bank’s total risk based capital ratio at December 31, 2010 was 7.06%. Its tier one to average assets ratio was 4.25% at year-end 2010.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at either the December or March capital reporting period. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $10,700,000 on March 31, 2011 based on its asset mix and size. This is an increase of $450,000 compared to the $10,250,000 that would have been needed on December 31, 2010.

RESULTS OF OPERATIONS

The net loss for the first three months of 2011 was $734,000 which was $294,000 more than the loss recorded for the first quarter of 2010. The corresponding basic and diluted loss per share for the first three months of 2011 was $(0.50). The basic and diluted loss per share for the first three months of 2010 was $(0.30).

The losses recorded in the first three months of 2011, have been directly tied to increased expenses related to administering troubled assets and higher FDIC insurance premiums. The loan loss provision, foreclosed asset impairments and other collection expenses totaled $1.0 million for the first quarter of 2011. For the similar period in 2010 the same expenses totaled $655,000. FDIC premiums were $181,000 more in the first quarter of 2011 compared to the first quarter of 2010. These increases were offset slightly by an improvement in net interest income and non interest income.

For the first three months of 2011, the annualized return on the Company’s average total assets was (1.23)% compared to (0.73)% for the first three months of 2010. The Company’s annualized return on average equity was (375.12)% for the first three months of 2011 and (16.28)% for the first three months of 2010.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A majority of the Company’s revenue is its net interest income. The net interest income and corresponding net interest margin were better for the first three months of 2011 than the same period in 2010 mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three months ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$22,922,886	$13,694	0.24%	$9,096,118	$5,422	0.24%
Securities	36,549,057	231,646	2.54	28,642,857	241,220	3.37
Loans (including held for sale
and non accrual)	165,999,072	2,565,081	6.18	182,555,777	2,805,607	6.15
	225,471,015	2,810,421	4.99	220,294,752	3,052,249	5.54
Other assets	14,126,330			20,629,566
	$239,597,345			$240,924,318
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$181,014,112	$811,595	1.79%	$183,853,617	$1,107,977	2.41%
Federal funds purchased, repur-
chase agreements and Federal
Reserve Bank borrowings	7,033,456	11,502	0.65	8,452,582	20,571	0.97
Subordinated Debentures, notes
payable and FHLB advances	9,500,000	102,890	4.33	15,366,667	184,532	4.80
	197,547,568	925,987	1.87	207,672,866	1,313,080	2.53
Non-interest-bearing deposits	40,668,116			21,728,258
Other liabilities	598,751			699,350
Shareholders’ Equity	782,910			10,823,844
	$239,597,345			$240,924,318
Net interest income (tax equivalent
basis)		1,884,434			1,739,169
Net interest spread on earning assets
(tax equivalent basis)			3.12%			3.01%
Net interest margin on earning
assets (tax equivalent basis)			3.34%			3.16%
Average interest-earning assets to average interest-
bearing liabilities			114.14%			106.08%
Tax equivalent adjustment		13,732			27,748
Net interest income		$1,870,702			$1,711,421

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tax equivalent net interest spread on average earning assets increased 11 basis points to 3.12% in the past twelve months. The tax equivalent net interest margin increased by 18 basis points from 3.16% for the first three months of 2010 to 3.34% for the first three months of 2011. The tax equivalent net interest income for the first three months of 2011 was $1.9 million compared to a figure of $1.7 million for the same three months in 2010. The Company recorded $145,000 more net interest income. There were $5.2 million more average earning assets on the books in the first quarter of 2011 compared to the first quarter of 2010. Yet it was not the $5.2 million growth in average earning assets that bolstered the net interest margin improvement. The net interest margin improved primarily because of a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

The average rate earned on interest earning assets was 4.99% for the three months ended March 31, 2011 compared to 5.54% for the same period in 2010. The main contributing factor was a change in the mix of interest earning assets. Interest bearing accounts at other banks now comprises a larger percentage of interest earning assets. In an effort to increase the Company’s on balance sheet liquidity, the Bank has chosen to leave more on deposit at the FRB. This category is the lowest yielding of all interest earning assets and it comprised 10% of average earning assets for the first quarter of 2011. It comprised just 4% in the first quarter of 2010.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as securities matured and several securities were sold, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

Offsetting the changes in the mix of earning assets and the declining yield on the investment portfolio, there was a 3 basis point increase in the yield on loans, the Bank’s largest earning asset category. A portion of the increase is related to differences in the amount of interest reversed on loans that were either charged off or placed on non accrual in each three month period. In the first quarter of 2011, $11,000 was reversed. In the first quarter of 2010, $51,000 was reversed. Another difference is pricing on loans as they come up for renewal during the year. Although the Bank’s average internal prime rate was the same in both three month periods, the risk factors within each deal are being heavily evaluated and the resulting renewal rate is often higher.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. The first notable contributing factor is the increase in non-interest bearing funds. On average there was $18.9 million more in non-interest bearing deposits between the first quarter of 2011 and the first quarter of 2010. Additionally, interest expense incurred on rate-bearing liabilities improved by 66 basis points when comparing the first three months of 2011 to that of the similar period of 2010; a majority of the improvement was a 92 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates on new and renewed deposits.

Finally, the Company’s average rate paid on notes payable and FHLB advances decreased by 47 basis points between the first quarter of 2011 and the first quarter of 2010. The Bank repaid its FHLB advances in the second quarter of 2010 so there were no FHLB advances outstanding in the first quarter of 2011 compared to $5.9 million outstanding in the first quarter of 2010 carrying a weighted average rate of 5.60%.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In general the rate environment remains at historically low levels and management is continually challenged to improve its mix of assets and its net interest income, asset liability management remains an important tool for assessing interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

Details of the repricing gap at March 31, 2011 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits
in other financial institutions	$28,193,508	$0	$0	$0	$28,193,508
Securities (including FHLB stock)	4,598,567	4,407,777	21,713,047	5,343,476	36,062,867
Loans held for sale	9,707	142,918	166,125	2,693,439	3,012,189
Loans	63,810,555	24,005,836	56,389,452	17,911,639	162,117,482
	96,612,337	28,556,531	78,268,624	25,948,554	229,386,046
Interest-bearing liabilities
Savings and checking	52,225,959	0	0	0	52,225,959
Time deposits <$100,000	5,089,509	23,163,125	49,150,539	0	77,403,173
Time deposits >$100,000	12,774,441	33,031,493	5,906,027	0	51,711,961
Repurchase agreements and
Federal funds purchased	8,407,631	0	0	0	8,407,631
Subordinated debt and Federal
Home Loan Bank advances	9,500,000	0	0	0	9,500,000
	87,997,540	56,194,618	55,056,566	0	199,248,724
Net asset (liability) repricing gap	$8,614,797	$(27,638,087)	$23,212,058	$25,948,554	$30,137,322
Cumulative net asset (liability)
repricing gap	$8,614,797	$(19,023,290)	$4,188,768	$30,137,322

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

The provision for loan losses for the first quarter of 2011 was $705,000 compared to $529,000 for the first three months of 2010. The provision expenses are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve have increased as a result of the weakening economy and more emphasis being placed on recent loss history. Specific allocations to the loan loss reserve have also increased. At March 31, 2011, the allowance for loan loss included specific allocations of $2.6 million. At March 31, 2010 specific allocations were $1.2 million.

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

Non-interest income recorded in the first three months of 2011 was $520,000 compared to $485,000 recorded for the similar period in 2010. There were two primary differences between the two periods. Included in 2010’s first three month total were security gains of $80,000 from the sale of a majority of the Bank’s municipal portfolio. Recorded securities gains of $194 were included in the first quarter of 2011; the result of an agency security being called early. Offsetting the differences in the gains on securities sales was an increase of $112,000 in gains on the sale of loans. In the first quarter of 2011, the Company sold the guaranteed portion of three SBA loans which resulted in a gain of $124,000.

Non-interest expenses for the first three months of 2011 were $2.4 million. Non-interest expenses for the first three months of 2010 were $2.1 million. The notable variances among the individual categories were in the areas of foreclosed asset impairment charges, FDIC insurance premiums and loan collection expenses which both fall into the other expense category.

There were foreclosed asset impairment charges of $168,000 in the first quarter of 2011. These results compare to $25,000 in the first quarter of 2010. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. The uncertain economic environment continues to have a detrimental effect on property values. As such, it is likely that foreclosed real property impairment charges will continue. At March 31, 2011, there were 33 foreclosed assets totaling $3.9 million.

Other non-interest expenses in the first three months of 2011 were $676,000 compared to $460,000 in the first three months of 2010. There was a $216,000 increase between the two periods. There were two main differences. Expenses related to troubled assets were $32,000 more in the first quarter of 2011 compared to the same period in 2010 and there was an $181,000 increase in FDIC insurance premiums paid between the same two periods.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses related to foreclosed assets will remain elevated as long as the Bank continues to have a portfolio of foreclosed assets. The 117% increase in FDIC insurance premiums between the two period ends was due to the fact that the Bank was in a higher FDIC risk category due to its deteriorating capital position and its Consent Order. The FDIC premiums totaled $336,000 for the first quarter of 2011 and $155,000 for the first quarter of 2010.

There was no income tax expense in either the first quarter of 2011 or that of 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2011. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended March 31, 2011.

Holders of Company common stock are entitled to receive cash dividends to the extent that they are declared from time to time by the Company's Board of Directors.  To date, the Company's Board of Directors has never declared a cash dividend.  The Company may only pay cash dividends out of funds that are legally available for that purpose.  The Company is a holding company and substantially all of its assets are held by its subsidiaries.  The Company's ability to pay cash dividends to its shareholders depends primarily on the Bank's ability to pay cash dividends to the Company.  Cash dividend payments and extensions of credit to the Company from the Bank are

COMMUNITY SHORES BANK CORPORATION

subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over the Bank.  The ability of the Bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

Under the terms of the subordinated debentures that the Company issued to the Trust, the Company is precluded from paying cash dividends on the Company's common stock if an event of default has occurred and is continuing under the subordinated debentures, or if the Company has exercised its right to defer payments of interest on the subordinated debentures, until the deferral ends.  In May of 2010, the Company gave notice that it was deferring the regularly scheduled quarterly interest payments on the subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010.  So until the deferral ends, the terms of the subordinated debentures preclude the Company from paying any dividends on the common stock.  If the Company had any preferred stock outstanding, it would similarly be precluded from paying any dividend on the preferred stock.

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

May 13, 2011                                                         By:  /s/ Heather D. Brolick
        Date                                                                Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 13, 2011                                                         By:  /s/ Tracey A. Welsh
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