Form 10-Q
period 2011-06-30
COMMUNITY SHORES BANK CORP
filed 2011-08-15
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes [X] No [  ]

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
Yes [  ] No [X]

At August 1, 2011, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$4,080,891	$2,074,301
Interest-bearing deposits in other financial institutions	11,243,039	21,565,572
Total cash and cash equivalents	15,323,930	23,639,873
Securities available for sale (at fair value)	35,225,383	36,503,903
Loans held for sale	3,064,558	1,263,263
Loans	159,515,003	165,243,881
Less: Allowance for loan losses	4,935,634	4,791,907
Net loans	154,579,369	160,451,974
Federal Home Loan Bank stock	450,800	479,800
Premises and equipment, net	10,652,144	10,874,176
Accrued interest receivable	709,911	781,334
Foreclosed assets	3,306,828	3,382,594
Other assets	469,275	568,580
Total assets	$223,782,198	$237,945,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$34,366,638	$33,326,683
Interest-bearing	168,267,724	185,936,494
Total deposits	202,634,362	219,263,177
Federal funds purchased and repurchase agreements	10,708,966	7,460,795
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	1,124,685	875,738
Total liabilities	223,968,013	237,099,710
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(13,873,560)	(12,617,022)
Accumulated other comprehensive income	391,054	166,118
Total shareholders’ equity	(185,815)	845,787
Total liabilities and shareholders’ equity	$223,782,198	$237,945,497

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income
Loans, including fees	$2,534,972	$2,854,592	$5,100,053	$5,660,199
Securities	204,029	205,259	418,192	416,694
Federal funds sold, FHLB dividends and other income	15,515	15,664	32,960	23,123
Total interest income	2,754,516	3,075,515	5,551,205	6,100,016
Interest expense
Deposits	764,822	1,126,529	1,576,417	2,234,506
Repurchase agreements, federal funds purchased, and other debt	20,115	20,757	31,617	41,328
Federal Home Loan Bank advances and notes payable	104,161	164,030	207,051	348,562
Total interest expense	889,098	1,311,316	1,815,085	2,624,396
Net Interest Income	1,865,418	1,764,199	3,736,120	3,475,620
Provision for loan losses	497,921	832,723	1,202,426	1,361,804
Net Interest Income After Provision for Loan Losses	1,367,497	931,476	2,533,694	2,113,816
Non-interest income
Service charges on deposit accounts	197,834	199,290	374,647	373,823
Mortgage loan referral fees	7,841	0	12,105	0
Gain on sale of loans	13,622	60,931	171,182	106,837
Gain on sale of securities	0	0	0	79,814
Loss on sale of foreclosed assets	(4,269)	(12,622)	(5,068)	(21,311)
Other	145,157	117,921	326,829	311,192
Total non-interest income	360,185	365,520	879,695	850,355
Non-interest expense
Salaries and employee benefits	1,027,091	1,007,047	2,052,431	2,039,203
Occupancy	155,485	148,671	336,846	314,287
Furniture and equipment	136,515	145,457	269,001	304,585
Advertising	11,590	19,102	20,935	37,267
Data processing	118,207	137,244	250,613	260,023
Professional services	85,099	116,297	179,937	240,947
Foreclosed asset impairment	225,062	359,966	392,928	384,621
Other	490,952	552,328	1,167,236	1,012,759
Total non-interest expense	2,250,001	2,486,112	4,669,927	4,593,692
Loss Before Federal Income Taxes	(522,319)	(1,189,116)	(1,256,538)	(1,629,521)
Federal income tax expense (benefit)	0	0	0	0
Net Loss	$(522,319)	$(1,189,116)	$(1,256,538)	$(1,629,521)
Comprehensive Loss	$(327,569)	$(921,846)	$(1,031,602)	$(1,352,658)
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic loss per share	$(0.36)	$(0.81)	$(0.86)	$(1.11)
Diluted loss per share	$(0.36)	$(0.81)	$(0.86)	$(1.11)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive loss:
Net loss			(1,629,521)		(1,629,521)
Unrealized gain on securities available for sale				276,863	276,863
Total comprehensive loss					(1,352,658)

Balance at June 30, 2010	1,468,800	$13,296,691	$(5,363,816)	$454,458	$8,387,333

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Comprehensive loss:
Net loss			(1,256,538)		(1,256,538)
Unrealized gain on securities available for sale				224,936	224,936
Total comprehensive loss					(1,031,602)

Balance at June 30, 2011	1,468,800	$13,296,691	$(13,873,560)	$391,054	$(185,815)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(1,256,538)	$(1,629,521)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	1,202,426	1,361,804
Depreciation and amortization	267,155	307,408
Net amortization of securities	118,575	78,094
Net realized gain on sale of securities	0	(79,814)
Net realized gain on sale of loans	(171,182)	(106,837)
Net realized loss on sale of foreclosed assets	5,068	21,311
Foreclosed asset impairment	392,928	384,621
Originations of loans for sale	(8,104,666)	(6,807,963)
Proceeds from loan sales	6,474,553	6,660,526
Net change in:
Accrued interest receivable and other assets	170,728	175,133
Accrued interest payable and other liabilities	248,947	36,961
Net cash from (used in) operating activities	(652,006)	401,723
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	3,751,027
Maturities, prepayments and calls	8,576,627	6,584,667
Purchases	(7,191,746)	(14,800,724)
Loan originations and payments, net	4,208,981	848,206
Redemption of Federal Home Loan Bank Stock	29,000	(109,500)
Additions to premises and equipment, net	(45,123)	(91,478)
Proceeds from the sale of foreclosed assets	138,968	770,493
Net cash from (used in) investing activities	5,716,707	(3,047,309)
Cash flows from financing activities
Net change in deposits	(16,628,815)	30,576,752
Net change in federal funds purchased and repurchase agreements	3,248,171	2,220,358
Repayment of FHLB advance	0	(1,500,000)
Net cash from (used in) financing activities	(13,380,644)	31,297,110
Net change in cash and cash equivalents	(8,315,943)	28,651,524
Beginning cash and cash equivalents	23,639,873	2,824,088
Ending cash and cash equivalents	$15,323,930	$31,475,612
Supplemental cash flow information:
Cash paid during the period for interest	$1,633,959	$2,585,188
Transfers from loans to foreclosed assets	706,617	1,572,699
Transfers from securities held to maturity to available for sale	0	5,839,614
Foreclosed asset sales financed by the Company	245,419	71,019

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2011 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended June 30, 2011 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2010. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank was deemed under capitalized at December 31, 2010 according to regulatory capital standards, with a total risk based capital ratio of 7.06%. The losses recorded by the Bank in the first half of 2011 reduced the total risk based capital ratio to 6.66% at June 30, 2011 and the Bank remains under capitalized as of that date.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet this requirement within the required 90-day period and remains out of compliance with the Consent Order as of June 30, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2011, was approximately $65,000.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last four contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2010 was $155,000. The Company continues to accrue interest on the term loan and at June 30, 2011, the total interest due Fifth Third was $304,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

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

2.          SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at June 30, 2011 and at December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value

US Treasury	$4,029,433	$20,801	$0	$4,050,234
US Government and federal agency	14,300,418	219,762	(25,082)	14,495,098
Municipals	2,771,059	101,440	0	2,872,499
Mortgage-backed and collateralized mortgage obligations– residential	13,516,190	300,552	(9,190)	13,807,552
	$34,617,100	$642,555	$(34,272)	$35,225,383

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

US Treasury	$1,004,240	$6,854	$0	$1,011,094
US Government and federal agency	16,696,952	222,261	(10,497)	16,908,716
Municipals	3,179,898	62,864	(4,468)	3,238,294
Mortgage-backed and collateralized mortgage obligations– residential	15,239,466	236,840	(130,507)	15,345,799
	$36,120,556	$528,819	$(145,472)	$36,503,903

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.          SECURITIES AVAILABLE FOR SALE (Continued):

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at June 30, 2011:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,508,407	$2,520,392
Due from one to five years	16,837,218	17,072,355
Due from five to ten years	1,755,285	1,825,084
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	13,516,190	13,807,552
	$34,617,100	$35,225,383

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$4,120,102	$(25,082)	$0	$0	$4,120,102	$(25,082)
Mortgage-backed and collateralized mortgage obligations - residential	3,177,071	(9,190)			3,177,071	(9,190)
	$7,297,173	$(34,272)	$0	$0	$7,297,173	$(34,272)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,489,266	$(10,497)	$0	$0	$2,489,266	$(10,497)
Municipals	350,532	(4,468)	0	0	350,532	(4,468)
Mortgage-backed and collateralized mortgage obligations - residential	7,887,368	(130,507)	0	0	7,887,368	(130,507)
	$10,727,166	$(145,472)	$0	$0	$10,727,166	$(145,472)

Periodically the Company will implement a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. In 2011’s first half, the Company had no security sales. For the six months ended June 30, 2010 the company sold securities and realized a net gain of $79,814. Proceeds from the sales were $3,751,027. There were no gross losses realized on the sale. There were no security sales for the three months ended June 30, 2010.

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

At June 30, 2011, thirteen debt securities had unrealized losses with aggregate depreciation of 0.47% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. Most of the securities are issued by government or government sponsored agencies and to a lesser extent municipal securities.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At June 30, 2011, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.29% at June 30, 2011. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.          LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	June 30,	December 31,
	2011	2010

Commercial	$57,561,342	$58,416,643
Commercial Real Estate:
General	58,394,464	58,996,411
Construction	6,558,133	8,782,762
Consumer:
Lines of credit	15,202,238	15,954,866
Other	2,443,959	3,087,409
Credit card	500,197	520,095
Residential	18,888,858	19,534,704
	159,549,191	165,292,890
Less: Allowance for loan losses	(4,935,634)	(4,791,907)
Net deferred loan fees	(34,188)	(49,009)
Loans, net	$154,579,369	$160,451,974

Loans held for sale totaled $3,064,558 at June 30, 2011 and $1,263,263 at December 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Allowance for loan losses:
Beginning balance	$5,255,868	$3,317,566	$4,791,907	$3,782,132
Charge-offs	(856,216)	(1,022,556)	(1,139,613)	(2,037,188)
Recoveries	38,061	10,570	80,914	31,555
Provision for loan losses	497,921	832,723	1,202,426	1,361,804
Ending balance	$4,935,634	$3,138,303	$4,935,634	$3,138,303

The following table presents the activity in the allowance for loan losses for the three month and six month periods ending June 30, 2011 by portfolio segment:

Three Months Ended June 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,160,906	$3,205,039	$631,316	$258,607	$5,255,868
Charge-offs	(225,106)	(586,086)	(12,361)	(32,663)	$(856,216)
Recoveries	8,132	3,501	16,286	10,142	$38,061
Provision for loan losses	543,430	93,356	(142,264)	3,399	$497,921
Ending balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634

Six Months Ended June 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(359,807)	(674,324)	(72,819)	(32,663)	(1,139,613)
Recoveries	35,780	6,999	27,993	10,142	80,914
Provision for loan losses	592,524	486,959	(8,800)	131,743	1,202,426
Ending balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table represents the recorded investment in loans by portfolio segment based on impairment method at June 30, 2011 and December 31, 2010:

June 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$497,457	$1,692,805	$80,472	$145,543	$2,416,277
Collectively evaluated for impairment	989,905	1,023,005	412,505	93,942	2,519,357
Total ending allowance balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634

Loans:
Individually evaluated for impairment	$4,564,767	$8,895,054	$214,052	$1,095,094	$14,768,967
Collectively evaluated for impairment	53,264,855	56,401,436	17,940,287	17,862,177	145,468,755
Total ending loans balance	$57,829,622	$65,296,490	$18,154,339	$18,957,271	$160,237,722

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$195,684	$1,789,936	$85,233	$49,145	$2,119,998
Collectively evaluated for impairment	1,023,181	1,106,240	461,370	81,118	2,671,909
Total ending allowance balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907

Loans:
Individually evaluated for impairment	$4,276,850	$8,405,141	$307,307	$1,339,741	$14,329,039
Collectively evaluated for impairment	54,326,131	59,724,688	19,096,341	18,508,671	151,655,831
Total ending loans balance	$58,602,981	$68,129,829	$19,403,648	$19,848,412	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2011 and December 31, 2010:

				Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
		Unpaid		Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Principal	Related	Recorded	Income	Cash Basis	Recorded	Income	Cash Basis
June 30, 2011	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$3,823,389	$3,820,442	$0	$3,799,873	$18,445	$18,669	$3,877,599	$39,676	$39,042
Commercial Real Estate:
General	3,897,156	3,888,934	0	2,807,518	53,698	42,181	2,453,488	55,556	43,929
Construction	555,619	555,619	0	640,982	0	0	561,602	0	0
Consumer:
Lines of credit	7,166	7,166	0	55,794	0	0	68,997	0	0
Other	0	0	0	0	0	0	9,450	0	0
Residential	191,462	191,978	0	285,054	0	0	316,744	0	0
Subtotal	$8,474,792	$8,464,139	$0	$7,589,221	$72,143	$60,850	$7,287,880	$95,232	$82,971

With an allowance recorded:
Commercial	$741,380	$735,898	$497,457	$837,753	$11,905	$9,517	$716,808	$19,069	$16,371
Commercial Real Estate:
General	2,481,843	2,469,408	502,877	3,397,436	0	0	3,559,743	18,563	12,573
Construction	1,960,467	1,960,467	1,189,928	1,960,467	0	0	2,060,433	0	0
Consumer:
Lines of credit	162,309	161,980	42,883	177,519	4,514	967	190,402	5,600	2,027
Other	44,577	44,453	37,589	44,951	368	368	45,516	735	735
Credit card	0	0	0	0	0	0	1,815	0	0
Residential	903,599	902,263	145,543	756,496	5,828	5,223	653,639	6,865	6,260
Subtotal	$6,294,208	$6,274,469	$2,416,277	$7,174,622	$22,615	$16,075	$7,228,356	$50,832	$37,966
Total	$14,768,967	$14,738,608	$2,416,277	$14,763,843	$94,758	$76,925	$14,516,236	$146,064	$120,937

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Recorded		Recorded
		Investment >		Investment >
		90 Days and		90 Days and
	Non Accrual	Accruing	Non Accrual	Accruing
Commercial	$1,524,421	$149,242	$1,316,168	$0
Commercial Real Estate:
General	3,250,968	0	3,143,819	0
Construction	2,498,610	0	2,632,723	0
Consumer:
Lines of credit	96,458	0	214,489	0
Other	0	0	0	1,776
Credit card	0	0	0	0
Residential	609,830	0	748,166	0
Total	$7,980,287	$149,242	$8,055,365	$1,776

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the aging of the recorded investment in past due loans by class of loans at June 30, 2011 and December 31, 2010:

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
June 30, 2011	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$97,035	$133,302	$1,673,663	$1,904,000	$55,925,622	$57,829,622
Commercial Real Estate:
General	0	0	3,250,968	3,250,968	55,460,030	58,710,998
Construction	0	0	2,498,610	2,498,610	4,086,882	6,585,492
Consumer:
Lines of credit	115,733	0	96,458	212,191	15,061,123	15,273,314
Other	13,751	0	0	13,751	2,367,077	2,380,828
Credit card	0	0	0	0	500,197	500,197
Residential	0	0	609,830	609,830	18,347,441	18,957,271
Total	$226,519	$133,302	$8,129,529	$8,489,350	$151,748,372	$160,237,722

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
December 31, 2010	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$627,034	$0	$1,316,168	$1,943,202	$56,659,779	$58,602,981
Commercial Real Estate:
General	157,637	217,803	3,143,819	3,519,259	55,802,388	59,321,647
Construction	0	0	2,632,723	2,632,723	6,175,459	8,808,182
Consumer:
Lines of credit	79,191	35,460	214,489	329,140	15,619,003	15,948,143
Other	12,054	0	1,776	13,830	2,921,580	2,935,410
Credit card	0	0	0	0	520,095	520,095
Residential	94,404	0	748,166	842,570	19,005,842	19,848,412
Total	$970,320	$253,263	$8,057,141	$9,280,724	$156,704,146	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,892,310 of specific reserves on $10,323,260 of loans to customers whose terms have been modified in troubled debt restructurings as of June 30, 2011 and $447,947 on $5,370,581 as of December 31, 2010. The Company has also committed $432,615 to two customers whose loans are classified as a troubled debt restructuring as of June 30, 2011. As of December 31, 2010, there was $1,146,342 committed to those customers. These customers are paying as agreed on those loans.

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. Once a loan becomes a 5W, and is over $100,000, the loan grade will be reanalyzed once a quarter to assess the borrowers compliance with Bank’s documented action plan. The analysis is done at least annually for 5W's less than $100,000. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
1	$0	$0	$0	$0	$0	$0
2	582,245	583,364	0	0	0	0
3	6,462,870	1,722,896	3,337,833	3,443,220	0	30,927
4	14,730,183	21,109,601	19,859,703	17,362,231	238,501	2,727,615
5	21,078,350	19,659,157	21,049,338	24,656,543	2,410,146	1,702,025
5W	3,248,544	1,687,613	5,007,285	4,399,618	1,359,663	1,484,710
6	6,523,315	9,349,408	5,532,344	4,777,202	0	190,333
7	3,826,434	3,292,002	2,616,883	2,328,376	61,097	39,849
8	1,377,681	1,198,940	1,307,612	2,354,457	2,516,085	2,632,723
Total	$57,829,622	$58,602,981	$58,710,998	$59,321,647	$6,585,492	$8,808,182

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented on page 16 of this report, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

	Residential
	June 30,	December 31,
	2011	2010
Performing	$17,862,177	$18,508,671
Impaired	1,095,094	1,339,741
Total	$18,957,271	$19,848,412

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Performing	$15,103,839	$15,708,354	$2,336,251	$2,870,681	$500,197	$517,306
Impaired	169,475	239,789	44,577	64,729	0	2,789
Total	$15,273,314	$15,948,143	$2,380,828	$2,935,410	$500,197	$520,095

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.          FORECLOSED ASSETS

Foreclosed asset activity:

	June 30,	June 30,
	2011	2010
Beginning of year	$3,382,594	$6,440,916
Additions	706,617	1,572,700
Proceeds from sales	(384,387)	(770,493)
Losses from sales	(5,068)	(21,311)
Direct write-downs	(392,928)	(384,621)
End of period	$3,306,828	$6,837,191

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$48,679	$105,663

6.          PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	June 30,	December 31,
	2011	2010
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,656,772	3,652,390
Construction in process	55,878	17,618
	15,292,141	15,249,499
Less: accumulated depreciation	4,639,997	4,375,323
	$10,652,144	$10,874,176

7.          DEPOSITS

The components of the outstanding deposit balances at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Non-interest-bearing DDA	$34,366,638	$33,326,683
Interest-bearing DDA	22,487,332	23,944,608
Money market	18,861,258	18,493,059
Savings	9,382,387	7,388,395
Time, under $100,000	75,293,261	78,893,224
Time, over $100,000	42,243,486	57,217,208
Total Deposits	$202,634,362	$219,263,177

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          DEPOSITS (Continued):

Brokered deposits totaled $25,970,000 at June 30, 2011 and $37,307,000 at December 31, 2010. Since the Bank was not categorized as “well capitalized” at June 30, 2011 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010. At June 30, 2011, maturities of brokered deposits were as follows:

Due in 3 months or less	$13,166,000
Due in 3-12 months	$12,804,000

8.          SHORT-TERM BORROWINGS

The Company’s short-term borrowings typically consist of repurchase agreements and borrowings from the FRB Discount Window. There were no borrowings from the FRB Discount Window since January 2010. The June 30, 2011 and December 31, 2010 information was as follows:

	Repurchase	Discount	Borrowings
	Agreements	Window	from FHLB

Outstanding at June 30, 2011	$10,708,966	$0	$0
Average interest rate at period end	0.84%	0.00%	0.00%
Average balance during period	8,530,912	0	251
Average interest rate during period	0.74%	0.00%	0.49%
Maximum month end balance during period	11,741,712	0	0

Outstanding at December 31, 2010	$7,460,795	$0	$0
Average interest rate at year-end	0.72%	0.00%	0.00%
Average balance during year	8,598,005	315,425	0
Average interest rate during year	0.86%	0.50%	0.00%
Maximum month end balance during year	10,132,049	0	0

9.          FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $8,460,300 through the use of its $5 million line of credit or a standard advance. Each borrowing requires a direct pledge of securities and or loans. At June 30, 2011, the Bank had loans and securities with a market value of $9,741,393 pledged to the Federal Home Loan Bank for future borrowings. At June 30, 2011 and December 31, 2010 there was no balance outstanding on the line of credit nor were there any outstanding advances.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.         SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.30% at June 30, 2011 and 2.35% at December 31, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At June 30, 2011, the accrued interest payable on the subordinated debentures was $143,092.

11.         NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. The Company continues to accrue interest at the rate of the term loan at maturity which was 6.00%, 275 basis points above Fifth Third’s prime rate. On June 30, 2011, there was $304,000 of unpaid interest compared to $155,000 at December 31, 2010.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011	December 31, 2010

Unused lines of credit and letters of credit	$25,232,073	$26,119,226
Commitments to make loans	0	95,470

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.         FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$4,050,234	$4,050,234	$0	$0
US Government and federal agency	14,495,098	0	14,495,098	0
Municipal securities	2,872,499	0	2,872,499	0
Mortgage-backed and collateralized mortgage obligations– residential	13,807,552	0	13,807,552	0

Servicing assets	80,245	0	80,245	0

December 31, 2010
Available for sale securities:
US Treasury	$1,011,094	$1,011,094	$0	$0
US Government and federal agency	16,908,716	1,000,000	15,908,716	0
Municipal securities	3,238,294	0	3,238,294	0
Mortgage-backed and collateralized mortgage obligations– residential	15,345,799	0	15,345,799	0

Servicing assets	38,858	0	38,858	0

During the first quarter of 2011, there was a transfer of two federal agency securities with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.  There were no transfers between Level 1 and Level 2 during the second quarter of 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.         FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended June 30, 2011 and December 31, 2010:

		Significant
		Unobservable
		Inputs
	Total	(Level 3)
June 30, 2011
Impaired loans:
Commercial	$238,441	$238,441
Commercial Real Estate:
General	1,966,531	1,966,531
Construction	770,539	770,539
Consumer:
Lines of credit	119,097	119,097
Other	6,864	6,864
Residential	756,753	756,753
Foreclosed assets:
Commercial Real Estate:
General	1,333,408	1,333,408
Construction	1,834,664	1,834,664
Residential	123,589	123,589

December 31, 2010
Impaired loans:
Commercial	$386,647	$386,647
Commercial Real Estate:
General	2,503,306	2,503,306
Construction	753,096	753,096
Consumer:
Lines of credit	88,350	88,350
Other	6,051	6,051
Residential	441,240	441,240
Foreclosed assets:
Commercial Real Estate:
General	1,061,170	1,061,170
Construction	2,005,831	2,005,831
Residential	163,786	163,786

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.         FAIR VALUE MEASUREMENTS (Continued)

The following two paragraphs describe the impairment charges recognized during the period:

Collateral dependent impaired loans are measured using the fair value of the collateral. At June 30, 2011, such impaired loans had a balance of $6,274,469, with a valuation allowance of $2,416,277 compared to impaired loans with a balance of $6,298,688 and a valuation allowance of $2,119,998 at December 31, 2010. The fair values of the collateral on these loans were determined generally using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs. The impairment charges, recorded to the provision for loan losses, on collateral dependent loans were $296,000 for the first six months of 2011.

At June 30, 2011 and December 31, 2010, foreclosed assets carried a fair value of $3,291,661 and $3,230,787 respectively. During the six month period ended June 30, 2011, twenty nine properties included in this total were written down by $392,928. There were also three properties totaling $706,617 (at fair value) added to other real estate owned during the first six months of 2011. The fair value of other real estate owned was determined primarily using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs.

Carrying amount and estimated fair values of financial instruments not previously presented were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$15,324	$15,324	$23,640	$23,640
Loans held for sale	3,065	3,306	1,263	1,273
Loans, net (including impaired)	154,579	154,000	160,452	154,484
FHLB stock	451	N/A	480	N/A
Accrued interest receivable	710	710	781	781

Financial liabilities
Deposits	202,634	205,213	219,263	220,711
Federal funds purchased and repurchase agreements	10,709	10,709	7,461	7,461
Subordinated debentures	4,500	2,930	4,500	3,172
Notes payable	5,000	2,500	5,000	2,500
Accrued interest payable	543	543	362	362

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.  Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both June 30, 2011 and December 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.         REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at June 30, 2011 and December 31, 2010 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,439,894	6.66%	$13,738,792	8.00%	$18,890,839	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,258,777	5.39	6,869,396	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,258,777	3.98	9,314,787	4.00	19,793,923	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010

Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$12,501,302	7.06%	$14,173,103	8.00%	$19,488,017	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,254,935	5.79	7,086,552	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,254,935	4.25	9,646,274	4.00	20,498,333	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At June 30, 2011, only $2,181,118 was counted as Tier 2 capital and $2,754,516 was disallowed.  At December 31, 2010, $2,246,366 was counted as Tier 2 capital and $2,545,541 was disallowed.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.         REGULATORY MATTERS (Continued)

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at December 31, 2010 or June 30, 2011. Management continues to explore options to raise the capital required for full compliance. At June 30, 2011, a capital contribution of $10,545,000 would have been needed to meet the capital ratios specified in the Consent Order.

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

Since the beginning of 2010, the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. The plan to reduce brokered deposits mainly consists of continuing this successful strategy. Management does not believe the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. Monthly written progress reports will be provided to the Board.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.         OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Unrealized holding gains on held to maturity securities transferred to available for sale	$0	$0	$0	$28,192
Unrealized holding gains on available for sale securities	194,750	267,270	224,936	328,485
Less reclassification adjustments for (gains) and losses later recognized in income	0	0	0	(79,814)

Net unrealized gain (loss)	194,750	267,270	224,936	276,863
Tax effect	0	0	0	0

Other comprehensive income (loss)	$194,750	$267,270	$224,936	$276,863

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2011 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2011 to that at December 31, 2010. The part labeled Results of Operations discusses the three month period ended June 30, 2011 as compared to the same period of 2010. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The overall economic environment remains challenging but appears to be stabilizing. The state of Michigan’s financial health remains in question which tends to exacerbate the national economic weaknesses. Unemployment in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At June 30, 2011,

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unemployment was 10.8% for Muskegon County and 9.0% for Ottawa County. In addition to high unemployment, property values are irrational because of the current supply and demand and they are often directionally unpredictable even to third party professionals. In general property values have declined but there have been pockets of stabilization. Unfortunately a large portion of the difficulty in the financial market centers on the low real estate valuations coupled with the lack of sales and construction activity. The negative effect of this downturn in real estate has adversely affected the credit markets and the ability to actively lend based on a risk-centered underwriting process. It is unlikely that these trends will be reversed quickly but it is encouraging that there have been signs of stabilization which may bolster consumer confidence and eventually translate into more real estate activity and climbing valuations.

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

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet this requirement within the required 90-day period and remains out of compliance with the Consent Order as of June 30, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company complies with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above. The Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2011, was approximately $65,000.

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. Management met with Fifth Third on February 17, 2011, to discuss the term loan. Fifth Third indicated that it is interested in having the term loan be part of a comprehensive recapitalization plan but that it has no intention, in the short term, to foreclose on the stock of the Bank. Since the initial meeting on February 17, 2011, there have been periodic meetings to discuss the term loan.

The Company’s net losses, declining cash on hand, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Consent Order, and the provisions of the Written Agreement creates an uncertainty about the Company’s ability to continue as a going concern. The financial statements in this Form 10-Q do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FINANCIAL CONDITION

Total assets decreased by $14.1 million to $223.8 million at June 30, 2011 from $237.9 million at December 31, 2010. This is a 5.9% decrease in assets during the first six months of 2011. Balance sheet contraction consisted mainly of a decline in deposit balances funded by decreases in cash held in interest bearing bank accounts and the Bank’s loan portfolio.

Cash and cash equivalents decreased by $8.3 million to $15.3 million at June 30, 2011 from $23.6 million at December 31, 2010. This change was mostly reflective of decreases in balances held in bank accounts between the above two periods. Balances kept at the FRB decreased $10.3 million since year-end 2010 while the balances held at other correspondent banks increased by $2.0 million. The net decrease in liquidity is driven largely by the seasonal fluctuation in the balances of several of the Bank’s public fund customers as well as the maturity of two brokered time deposits. This decrease in cash was expected and in line with management’s expectations. Although the FRB balance decreased, the goal of maintaining elevated on balance sheet liquidity to accommodate brokered deposit maturities and to provide for unexpected cash needs remains in place. Over the last couple of years, the core principles of cash management have been greatly affected by the current rate and regulatory environment and the need to preserve capital. Balances held at the FRB are given a preferential risk rating when computing regulatory risk based capital ratios. The risk rating is lower than either federal funds or other correspondent bank balances. So when the FRB began paying interest on excess deposits in 2008, it became a prudent capital preservation strategy to keep excess liquidity on deposit at the FRB. Additionally, regulatory agencies have emphatically encouraged banks to proactively strengthen both on and off balance sheet funding resources in order to be perceived as operating in a safe and sound manner given the dramatic increase in bank failures. All of these factors contribute to management’s ongoing decision to maintain a high FRB balance.

Securities decreased $1.3 million since December 31, 2010. Investment activity in the first six months of the year included purchases of $7.2 million and maturities, pre-payments and calls of $8.5 million. In 2010, the Bank liquidated a portion of its municipal portfolio. Prior to the sale, several of the securities sold were transferred out

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the held to maturity portfolio into the available for sale portfolio. As a result, the Company needed to transfer all of its remaining held to maturity securities into the available for sale portfolio in order to comply with accounting guidance. The carrying amount of the securities transferred was $5,839,614. Of that total, $3,551,506 were sold. The remaining $2,288,108 had an unrealized gain of $28,192 that was recorded through other comprehensive income upon transfer.

Maintaining the unencumbered portion of the Bank’s security portfolio at a level that complies with its internal policy is typically the driving force behind investment activity. The Bank strives to have between 10% and 20% of its investment portfolio unpledged. Although the portfolio decreased since year-end 2010, the unencumbered portion was within the range desired by management. At June 30, 2011 there were securities with a market value of $29.7 million pledged to secure public fund customers, the Federal Reserve Discount Window (“Discount Window”), Federal Home Loan Bank (“FHLB”) overdraft line of credit, and customer repurchase agreements leaving 15.6% of its portfolio unencumbered. On December 31, 2010, 20.0% of investments were unencumbered. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are being strategically purchased. It is likely that the Bank will make additional security purchases in 2011.

The fair value of investments has received much scrutiny over the past three years. The plight of the bond market in general and the weakened position of several government sponsored entities have affected market values. At June 30, 2011, there were 13 securities with an unrealized loss; none of these unrealized losses were longer than 12 months. The securities were not deemed to have other-than-temporary impairment. At June 30, 2011, the unrealized losses totaled approximately $34,000 on securities with an amortized cost of $7.3 million. To reduce exposure to loss (both realized and unrealized) the investment policy has prudent diversification principles; one of them being issuer concentration. There were no holdings of securities of any one issuer, other than the U.S. Government and federal agencies, in an amount greater than 10% of the Bank’s shareholders’ equity. The entire investment portfolio remains strong with an overall unrealized gain of $608,000 at June 30, 2011.

Loans held for sale activity during the first six months of 2011 included $8.1 million of loan originations and $6.5 million of loan sales. The associated gain on the loan sales was $171,000. A majority of the gains were recorded in the first quarter and were related to the sale of the guaranteed portion of three Small Business Administration (“SBA”) loans.  These SBA loans totaling $2.4 million were sold for a gain of $124,000. The Bank is no longer originating SBA loans with the intention of selling the guaranteed portion in the secondary market so it is not likely that these gains will occur going forward. Loan sale activity in the first half of 2010 consisted of only residential mortgage loans.

Total loans (held for investment) decreased $5.7 million and were $159.5 million at June 30, 2011 down from $165.2 million at December 31, 2010. The decrease in the commercial real estate portfolio comprised 49% of the overall decline. The overall decrease in the loan portfolio did not change the concentration. At June 30, 2011 the concentration of commercial and commercial real estate loans was 77%, and roughly the same as year-end 2010.  The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the economic crisis has severely affected many borrowers in the Company’s two largest portfolio segments causing a significant increase in the Bank’s overall risk profile.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To help mitigate the credit risk stemming from the economic condition of the country in general and Michigan specifically, the Bank continues to develop and educate lenders and credit staff, and to invest time into the design and overall strengthening of the Company’s credit risk assessment processes. Simply put credit risk is the risk of borrower nonpayment typically on loans although it can be applicable to the investment portfolio as well. In both cases, avoiding portfolio concentrations in any one type of credit or in a specific industry helps to decrease risk; however, the risk of nonpayment for any reason exists with respect to all loans and investments. The Bank recognizes that credit losses will be experienced and will vary with, among other things, general economic conditions; the creditworthiness of the borrower over the term of the debt; and in the case of a collateralized loan, the quality of the collateral.

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

At June 30, 2011, the allowance for loan losses totaled $4.9 million. During the first six months of 2011, $1.2 million was added to the allowance through the provision expense. At year-end 2010, the allowance for loan losses was $4.8 million. The ratio of allowance to gross loans outstanding increased to a level of 3.09% at June 30, 2011 compared to 2.90% at year-end 2010.

The allocation of the allowance at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$1,487,362	36.1%	$1,218,865	35.3%
Commercial Real Estate	2,715,810	40.7	2,896,176	41.0
Consumer	491,248	11.4	546,603	11.9
Residential	241,214	11.8	130,263	11.8
Total	$4,935,634	100%	$4,791,907	100%

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.73% at June 30, 2011, a slight decrease of three basis points from year-end 2010.  At year-end 2010, the general component of the allowance for loan losses was 1.76% of total non-specifically identified loans.

At June 30, 2011, the allowance contained $2,416,000 in specific allocations for impaired loans whereas at December 31, 2010 there was $2,120,000 specifically allocated. There was $14.7 million of unpaid principal on impaired loans at June 30, 2011 compared to $14.3 million at year-end 2010. At June 30, 2011, there was $8.5 million of unpaid principal on impaired loans requiring no reserves, an increase of $451,000 since year-end 2010.  The specific allocation on one customer relationship was adjusted because of an unfavorable court ruling in the associated lawsuit between the Bank and the customer. The Bank is appealing the decision. The increased allocation was more than 100% of the increase in specific allocations since year-end 2010. Other increases in specific allocations were widespread over many loans and were offset by chargedowns on the balances of specifically identified loans.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2010 to June 30, 2011, the recorded investment in past due and non-accrual loans has decreased by $791,000. This was evidenced by a $716,000 decrease in the recorded investment in past due loans and a $75,000 decrease in the recorded investment in non-accrual loans in the first six months of 2011.

The recorded investment of loans past due 30-59 days was $227,000 at June 30, 2011; a decrease of $744,000 since December 31, 2010. Over 60% of the loans past due as of June 30, 2011 had made a payment by the end of July. One customer whose loan balance represents over 30% of the total past due at June 30, 2011 continues to be past due.

The recorded investment of loans past due 60-89 days decreased $120,000 since year-end 2010 and was $133,000 at June 30, 2011. There was only one loan comprising the entire past due balance at the end of June 2011. The borrower is working to overcome some setbacks encountered in the daily operation of the business. The loan has an SBA guarantee on 85% of the outstanding principal. The credit receives ongoing monitoring by the Bank’s Loan Review Committee.

There was one loan with a recorded investment of $149,000 past due 90 days and greater at June 30, 2011. There was $2,000 past due 90 days and greater at year-end 2010. On July 29, 2011, the Bank received payment of interest owed and began negotiating a payment relief plan.

Non-accrual notes were $7.9 million at June 30, 2011 which was a decrease of $75,000 compared to non-accrual notes of $8.0 million at December 31, 2010.

Overall net charge-offs for the second quarter of 2011 were $818,000 and were $1.1 million for the first half of 2011. The corresponding ratio of net charge-offs to average loans for the second quarter of 2011 was 2.00% while the ratio of net charge-offs to average loans was 1.29% for the first half of 2011. The net charge-offs for the second quarter of 2010 were $1.0 million and $2.0 million for the first half of 2010. The resulting ratio of net charge-offs to average loans for the second quarter of 2010 was 2.22% and 2.20% for the first half of the same

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year. Although the current ratios are not comparable to normal historical charge off ratios, it is encouraging that there has been a decrease compared to the quarterly and first half ratios reported in 2010. Nonetheless, it is likely that charge off ratios may remain elevated until there is a widespread improvement in the economic condition of the state of Michigan and the specific market areas in which the Bank operates--Muskegon and northern Ottawa counties.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2011 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial	$14,626,618	$16,939,536	$21,891,945	$4,069,055	$57,527,154
Commercial Real Estate:
General	2,001,367	11,629,264	41,825,232	2,938,601	58,394,464
Construction	3,001,563	2,853,586	616,973	86,011	6,558,133
Consumer:
Lines of credit	438,472	1,575,909	6,198,858	6,988,999	15,202,238
Other	135,206	342,215	1,512,245	454,293	2,443,959
Credit card	56,264	174,786	269,147	0	500,197
Residential	438,049	79,460	9,852	18,361,497	18,888,858
	$20,697,539	$33,594,756	$72,324,252	$32,898,456	$159,515,003
Loans at fixed rates	$11,536,379	$18,776,130	$59,648,592	$22,788,553	$112,749,654
Loans at variable rates	9,161,160	14,818,626	12,675,660	10,109,903	46,765,349
	$20,697,539	$33,594,756	$72,324,252	$32,898,456	$159,515,003

At June 30, 2011, there were 71% of the loan balances carrying a fixed rate and 29% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management

_______________
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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At June 30, 2011, approximately 21% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market.

Foreclosed assets were $3,307,000 at June 30, 2011 which was a decrease of $76,000 since December 31, 2010. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. During the first six months of 2011, three properties were added and seven properties sold. At June 30, 2011 there were 28 real estate holdings and at December 31, 2010 there were 32 real estate holdings.

Deposit balances were $202.6 million at June 30, 2011 down from $219.2 million at December 31, 2010. Since year-end 2010, total deposits have decreased $16.6 million or 8%. Non-interest bearing deposits increased $1.0 million since year-end 2010 while interest bearing accounts decreased by $17.6 million. The decrease in interest-bearing accounts stemmed from a decline in interest bearing checking accounts and time deposits offset by an increase in money market and savings accounts.

The $1.0 million increase in non-interest bearing checking balances and the $1.5 million decrease in interest bearing checking balances are somewhat correlated. Since year-end there has been a shift in the account type preferred by existing customers as a result of a change in FDIC insurance programs. On December 31, 2010, the FDIC discontinued its program which offered full insurance coverage on low interest transaction accounts. This change motivated several large customers to switch their interest bearing accounts to non-interest bearing accounts at the beginning of the year.

Money market and savings balances rose by $2.4 million in the first half of 2011 as a result of several existing business customers increasing their balances since year-end 2010.

Time deposits declined by a net figure of $18.6 million. Over three quarters of the decrease in time deposits was related to brokered deposit maturities of $11.3 million. Since the Bank has not been categorized as “well capitalized” since June 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. Additionally, the Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010. At June 30, 2011, the concentration of brokered deposits to total deposits was 13%; a decrease of 4% since December 31, 2010 when the concentration was 17%. For more information related to future maturities of brokered deposits see Note 7.

Repurchase agreement balances were $7.5 million at December 31, 2010 and $10.7 million at June 30, 2011; an increase of $3.2 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. This banking product has also gotten more utilization since the FDIC program changed on December 31, 2010. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk. The increase in the balance between the two period ends was from existing repurchase customers keeping more money in their accounts.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity was negative on June 30, 2011. The balance was $(186,000) on that day. On December 31, 2010 the balance was $846,000. The operating losses recorded in the first six months of 2011 were partially offset by an increase in accumulated other comprehensive income (security market value adjustments).

As a result of the significant losses incurred in the last few years, the Bank’s capital ratios have declined. At June 30, 2011, the Bank’s total risk based capital ratio was 6.66% and its tier one to average assets ratio was 3.98%.  The Bank’s total risk based capital ratio at December 31, 2010 was 7.06%. Its tier one to average assets ratio was 4.25% at year-end 2010. On both period ends the Bank was considered under capitalized according to prompt corrective action regulations administered by federal banking agencies.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at either the December or June capital reporting period. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $10,545,000 on June 30, 2011 based on its asset mix and size. This is an increase of $295,000 compared to the $10,250,000 that would have been needed on December 31, 2010.

RESULTS OF OPERATIONS

The net loss for the first six months of 2011 was $1.3 million which was $373,000 less than the loss recorded for the first six months of 2010. The corresponding basic and diluted loss per share for the first six months of 2011 was $(0.86). The basic and diluted loss per share for the first half of 2010 was $(1.11).

The Company recorded net loss of $522,000 for the second quarter of 2011. The corresponding basic and diluted loss per share was $(0.36) for the second quarter of 2011. The loss recorded in 2010’s second quarter was $1.2 million. The corresponding basic and diluted loss per share was $(0.81).

The losses recorded in the first six months of 2011 stem primarily from additional expenses related to administering troubled assets. The loan loss provision, foreclosed asset impairments and other collection expenses totaled $1.8 million for the first six months of 2011. For the similar period in 2010 the same expenses totaled $2.0 million. For the second quarter of 2011, loan loss provision, foreclosed asset impairments and other collection expenses totaled $785,000; a decrease of $580,000 from the second quarter of 2010. Currently, expenses related to administering troubled assets appear to have stabilized and for the most part are decreasing when comparing them to the same period a year ago.

For the first six months of 2011, the annualized return on the Company’s average total assets was (1.06)% compared to (1.32)% for the first six months of 2010. For the second quarter of 2011, the annualized return on the Company’s average total assets was (0.90)%. For the second quarter of 2010, the ratio was (1.87)%. The Company’s annualized return on average equity was (565.08)% for the first six months of 2011 and (32.57)% for the first six months of 2010. For the second quarter of 2011, the annualized return on average equity was (1894.74)% compared to (51.71)% for the second quarter of 2010. The ratio of average equity to average assets was 0.19% for the first six months of 2011 and 4.04% for the first six months of 2010. The ratio was 0.05% for the second quarter of 2011 and 3.62% for the same period in 2010. After years of recorded losses the

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shareholder’s equity of the Company has eroded and is currently a negative number. Subsequently the ratios are substantially skewed in spite of smaller losses in 2011.

Another component of the Company’s revenue is its net interest income. The net interest income and corresponding net interest margin were better for the first six months of 2011 than the same period in 2010 mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$21,990,723	$26,430	0.24%	$15,684,402	$19,093	0.24%
Securities	35,975,068	450,881	2.51	29,316,331	462,445	3.15
Loans (including held for sale and non accrual)	164,650,630	5,100,053	6.19	182,277,698	5,660,199	6.21
	222,616,421	5,577,364	5.01	227,278,431	6,141,737	5.40
Other assets	13,610,779			20,307,085
	$236,227,200			$247,585,516
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$178,615,080	$1,576,417	1.77%	$190,605,661	$2,234,506	2.34%
Federal funds purchased, repur- chase agreements and Federal Reserve Bank borrowings	8,531,164	31,617	0.74	8,020,567	41,328	1.03
Subordinated Debentures, notes payable and FHLB advances	9,500,000	207,051	4.36	15,315,635	348,562	4.55
	196,646,244	1,815,085	1.85	213,941,863	2,624,396	2.45
Non-interest-bearing deposits	38,298,664			22,926,100
Other liabilities	837,562			711,212
Shareholders’ Equity	444,730			10,006,341
	$236,227,200			$247,585,516
Net interest income (tax equivalent basis)		3,762,279			3,517,341
Net interest spread on earning assets (tax equivalent basis)			3.16%			2.95%
Net interest margin on earning assets (tax equivalent basis)			3.38%			3.10%
Average interest-earning assets to average interest- bearing liabilities			113.21%			106.23%
Tax equivalent adjustment		26,159			41,721
Net interest income		$3,736,120			$3,475,620

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tax equivalent net interest spread on average earning assets increased 21 basis points to 3.16% in the past twelve months. The tax equivalent net interest margin increased by 28 basis points from 3.10% for the first six months of 2010 to 3.38% for the first six months of 2011. The tax equivalent net interest income for the first six months of 2011 was $3.8 million compared to a figure of $3.5 million for the same six months in 2010. The Company recorded $260,000 more net interest income. There were $4.7 million less average earning assets on the books in the first half of 2011 compared to the first half of 2010. In spite of having less average earning assets, the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

The average rate earned on interest earning assets was 5.01% for the six month period ending June 30, 2011 compared to 5.40% for the same period in 2010. The main contributing factor was a change in the mix of interest earning assets. Interest bearing accounts at other banks now comprises a larger percentage of interest earning assets. In an effort to increase the Company’s on balance sheet liquidity, the Bank has chosen to leave more on deposit at the FRB. This category is the lowest yielding of all interest earning assets and it comprised 10% of average earning assets for the first half of 2011. It comprised just 7% in the first half of 2010.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as securities matured and several securities were sold, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

In addition to the changes in the mix of earning assets and the declining yield on the investment portfolio, there was a slight two basis point decrease in the yield on loans. There were no differences in the internal prime rate when comparing the same two six month periods of 2010 and 2011. The decrease stemmed from a change in the weighted average rate of the loan portfolio since June 2010. Several of the loan payoffs were on higher rate credits thus changing the rate distribution of the loan portfolio. All things being equal, the Bank usually stands to benefit from a pricing stand point when loans come up for renewal during the year because the Bank is given a new opportunity to evaluate the risk factors within the deal which mostly results in a higher renewal rate.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. The first notable contributing factor is the increase in non-interest bearing funds. On average there was $15.4 million more in non-interest bearing deposits between the first half of 2011 and the first half of 2010. Additionally, interest expense incurred on rate-bearing liabilities improved by 60 basis points when comparing the first six months of 2011 to that of the similar period of 2010; a majority of the improvement was a 70 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates on new and renewed deposits.

The Bank lowered its rate on repurchase agreements in 2010. As a result there was a 29 basis point reduction when comparing the first six month period of 2011 to that of 2010. There was very little customer impact as the average balance actually increased by $511,000.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Finally, the Company’s average rate paid on notes payable and FHLB advances decreased by 19 basis points between the first half of 2011 and the first half of 2010. The Bank repaid its FHLB advances in 2010 so there were no FHLB advances outstanding in the first half of 2011 compared to $4.7 million outstanding in the first half of 2010 carrying a weighted average rate of 5.50%.

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2011 and 2010 is in the table below.

	Three Months ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$21,068,803	$12,736	0.24%	$22,200,286	$13,671	0.25%
Securities	35,407,386	219,236	2.48	29,982,403	221,225	2.95
Loans (including held for sale and non accrual)	163,317,006	2,534,972	6.21	182,002,676	2,854,592	6.27
	219,793,195	2,766,944	5.04	234,185,365	3,089,488	5.28
Other assets	13,100,894			19,988,151
	$232,894,089			$254,173,516
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$176,242,411	$764,822	1.74%	$197,283,505	$1,126,529	2.28%
Federal funds purchased, repur- chase agreements and Federal Reserve Bank borrowings	10,012,413	20,115	0.80	8,858,465	20,757	0.94
Subordinated Debentures, notes payable and FHLB advances	9,500,000	104,161	4.39	14,000,000	164,030	4.69
	195,754,824	889,098	1.82	220,141,970	1,311,316	2.38
Non-interest-bearing deposits	35,955,251			24,110,782
Other liabilities	1,073,747			722,942
Shareholders’ Equity	110,267			9,197,822
	$232,894,089			$254,173,516
Net interest income (tax equivalent basis)		1,877,846			1,778,172
Net interest spread on earning assets (tax equivalent basis)			3.22%			2.90%
Net interest margin on earning assets (tax equivalent basis)			3.42%			3.04%
Average interest-earning assets to average interest- bearing liabilities			112.28%			106.38%
Tax equivalent adjustment		12,428			13,973
Net interest income		$1,865,418			$1,764,199

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Similar to the comparison of the year to date net interest income results above; there was an increase in tax equivalent net interest income between the second quarter results of 2011 and that of 2010. Tax equivalent net interest income improved by $100,000. Decreases to the blended rate earned on the average earning assets fell by 24 basis points but was more than offset by the 56 basis point improvement in the Company’s average cost of funds. The tax equivalent net interest spread rose by 32 basis points between the second quarter of 2010 and the similar period in 2011. The net interest margin on earning assets was 3.42% for the second quarter of 2011; an improvement of 38 basis points compared to the second quarter of 2010. The second half of 2011 should continue to reflect improvements in the net interest margin as time deposits mature and go off the balance sheet or reprice to current market rates.

In general the rate environment remains at historically low levels and management is continually challenged to improve its mix of assets and its net interest income thus asset liability management remains an important tool for assessing interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2011 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$11,243,039	$0	$0	$0	$11,243,039
Securities (including FHLB stock)	4,716,528	4,270,391	23,109,073	3,580,191	35,676,183
Loans held for sale	116,518	22,323	89,222	2,836,495	3,064,558
Loans	64,541,589	22,754,467	54,039,796	18,179,151	159,515,003
	80,617,674	27,047,181	77,238,091	24,595,837	209,498,783
Interest-bearing liabilities
Savings and checking	50,730,976	0	0	0	50,730,976
Time deposits <$100,000	8,314,245	23,425,006	43,554,010	0	75,293,261
Time deposits >$100,000	15,028,853	24,408,410	2,806,224	0	42,243,487
Repurchase agreements and Federal funds purchased	10,708,966	0	0	0	10,708,966
Subordinated debt and Federal Home Loan Bank advances	9,500,000	0	0	0	9,500,000
	94,283,040	47,833,416	46,360,234	0	188,476,690
Net asset (liability) repricing gap	$(13,665,366)	$(20,786,235)	$30,877,857	$24,595,837	$21,022,093
Cumulative net asset (liability) repricing gap	$(13,665,366)	$(34,451,601)	$(3,573,744)	$21,022,093

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

The provision for loan losses for the first six months of 2011 was $1.2 million compared to $1.4 million for first half of 2010. The second quarter provision for loan losses was $498,000 for 2011 and $833,000 for 2010. The provision expenses are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve were increasing as a result of the weakening economy and the level of emphasis being placed on recent loss history. Currently, general allocations are relatively stable as a result of declining charge off activity. If charge off activity continues to decline and the economy begins to improve, general allocations may begin to go down.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specific allocations to the loan loss reserve have increased since year-end 2010 but have decreased since June 30, 2010. At June 30, 2011, the allowance for loan loss included specific allocations of $2.4 million. At December 31, 2010 specific allocations were $2.2 million and at June 30, 2010 were $3.4 million. Since specific credit allocations are based on current information and events related to each specifically identified borrower, it is probable that the total of specific allocations could increase or decrease during any period based on the outcome of the analysis done within the Bank’s Credit Administration Department.

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

Non-interest income recorded in the first six months of 2011 was $879,000 compared to $850,000 recorded for the similar period in 2010. There were two primary differences between the two periods. Included in 2010’s first half total were security gains of $80,000 from the sale of a majority of the Bank’s municipal portfolio. There were no recorded securities gains included in the first half of 2011. Offsetting the differences in the gains on securities sales was an increase of $64,000 in gains on the sale of loans. In the first quarter of 2011, the Company sold the guaranteed portion of three SBA loans which resulted in a gain of $124,000. Offsetting this was a $47,000 decrease in residential mortgage gains in the first six months of 2011 compared to the similar period in 2010.

Non-interest income for the second quarter of 2011 was $360,000 compared to $366,000 of non-interest income in the second quarter of 2010. Decreases in gains on the sale of residential mortgage loans between the two periods was mostly offset by rental income received from tenants leasing space at the Bank’s location on Harvey Street in Muskegon.

Non-interest expenses for the first six months of 2011 were $4.7 million. Non-interest expenses for the first six months of 2010 were $4.6 million. Increases in FDIC insurance premiums and regulatory exam fees were partially offset by decreases in the Company’s professional expenses and its collection expenses on troubled assets. The FDIC premiums and regulatory exam fees as well as collection expenses are included in the other expense category of non-interest expenses.

Professional expenses were $180,000 in the first six months of 2011. In the first half of 2010 professional expenses were $241,000; a decrease of $61,000 between the two period ends. Legal expenses are included in the Company’s total professional expense. Last year the Bank consulted with several lawyers as the details of the Consent order were being finalized. This drove legal expenses to be temporarily inflated. Legal expenses were $50,000 less in the first half of 2011 compared to the similar period in 2010.

Other non-interest expenses in the first half of 2011 were $1.2 million compared to $1.0 million in the first half of 2010. The increase of $154,000 was mostly caused by an increase in FDIC insurance premiums and regulatory examination fees and a decrease in loan collection expenses.

FDIC insurance premiums and regulatory exam fees were $567,000 in the first half of 2011 and were $334,000 for the similar period of 2010. The 70% increase in FDIC insurance premiums between the two period ends was due to the fact that the Bank was in a higher FDIC risk category due to its deteriorating capital position and its

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consent Order. Somewhat offsetting this increase was a decline in expenses related to troubled assets. The decrease is directly correlated to the reduction in the Bank’s portfolio of foreclosed assets. There was a $78,000 reduction in collection expenses between the first half of 2010 and the first half of 2011.

Non-interest expenses for the second quarter of 2011 were $2.3 million. Non-interest expenses for the second quarter of 2010 were $2.5 million. Decreases in foreclosed asset impairment charges and collection expenses on troubled assets were somewhat offset by increases in FDIC insurance premiums and regulatory exam fees. The FDIC premiums and regulatory exam fees as well as collection expenses are included in the other expense category of non-interest expenses.

There were foreclosed asset impairment charges of $225,000 in the second quarter of 2011. These results compare to $360,000 in the second quarter of 2010. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, the total decreased when comparing the second quarter of 2010 and the similar period in 2011. The decrease is caused by two things, the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing for the time being. Given that valuations are indirectly tied to the general economic environment, it is uncertain whether impairment charges will continue to decline or begin increasing. At June 30, 2011, there were 28 foreclosed assets totaling $3.3 million.

Other non-interest expenses in the second quarter of 2011 were $491,000 compared to $552,000 in the second quarter of 2010. There was a $61,000 decrease between the two periods. There were two main differences. Expenses related to troubled assets were $110,000 less in the second quarter of 2011 compared to the same period in 2010. This decrease was offset by an increase in FDIC insurance premiums and regulatory exam fees of $45,000. The FDIC premiums and regulatory exam fees totaled $220,000 for the second quarter of 2011 and $175,000 for the second quarter of 2010.

There was no income tax expense in either the first quarter of 2011 or that of 2010.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

 ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2011. There have been no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2011.

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
10.1
Purchase Agreement entered into effective May 18, 2011, between Community Shores Bank, as Seller, and Velmeir Acquisition Services, LLC as Buyer, relating to vacant land in the County of Muskegon, is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 24, 2011 (SEC file no. 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
100
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statement of Changes of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements*

_______________
*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

August 15, 2011	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 15, 2011	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1
Purchase Agreement entered into effective May 18, 2011, between Community Shores Bank, as Seller, and Velmeir Acquisition Services, LLC as Buyer, relating to vacant land in the County of Muskegon, is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 24, 2011 (SEC file no. 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
100
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statement of Changes of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements*

_______________
*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.