Form 10-Q
period 2011-09-30
COMMUNITY SHORES BANK CORP
filed 2011-11-14
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

At November 1, 2011, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$2,962,524	$2,074,301
Interest-bearing deposits in other financial institutions	9,196,011	21,565,572
Total cash and cash equivalents	12,158,535	23,639,873
Securities available for sale (at fair value)	36,523,729	36,503,903
Loans held for sale	6,211,703	1,263,263
Loans	153,989,490	165,243,881
Less: Allowance for loan losses	4,957,181	4,791,907
Net loans	149,032,309	160,451,974
Federal Home Loan Bank stock	450,800	479,800
Premises and equipment, net	10,523,923	10,874,176
Accrued interest receivable	695,904	781,334
Foreclosed assets	2,705,161	3,382,594
Other assets	475,351	568,580
Total assets	$218,777,415	$237,945,497
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$34,489,782	$33,326,683
Interest-bearing	164,834,497	185,936,494
Total deposits	199,324,279	219,263,177
Federal funds purchased and repurchase agreements	9,782,389	7,460,795
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	991,450	875,738
Total liabilities	219,598,118	237,099,710
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(14,558,923)	(12,617,022)
Accumulated other comprehensive income	441,529	166,118
Total shareholders’ equity	(820,703)	845,787
Total liabilities and shareholders’ equity	$218,777,415	$237,945,497

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$2,467,854	$2,768,788	$7,567,907	$8,428,987
Securities	189,988	217,413	608,180	634,107
Federal funds sold, FHLB dividends and other income	15,958	21,280	48,918	44,403
Total interest income	2,673,800	3,007,481	8,225,005	9,107,497
Interest expense
Deposits	725,662	1,108,847	2,302,079	3,343,353
Repurchase agreements, federal funds purchased, and other debt	20,583	17,616	52,200	58,944
Federal Home Loan Bank advances and notes payable	104,742	199,215	311,793	547,777
Total interest expense	850,987	1,325,678	2,666,072	3,950,074
Net Interest Income	1,822,813	1,681,803	5,558,933	5,157,423
Provision for loan losses	344,692	2,022,923	1,547,118	3,384,727
Net Interest Income After Provision for Loan Losses	1,478,121	(341,120)	4,011,815	1,772,696
Non-interest income
Service charges on deposit accounts	180,605	205,832	555,252	579,655
Mortgage loan referral fees	23,251	0	35,356	0
Gain on sale of loans	23,701	83,947	194,883	190,784
Gain on sale of securities	3,288	0	3,288	79,814
Gain (loss) on sale of foreclosed assets	201,086	(49,814)	196,018	(71,125)
Other	154,343	128,849	481,172	440,041
Total non-interest income	586,274	368,814	1,465,969	1,219,169
Non-interest expense
Salaries and employee benefits	1,017,631	1,022,220	3,070,062	3,061,423
Occupancy	166,958	165,237	503,804	479,524
Furniture and equipment	137,114	138,363	406,115	442,948
Advertising	16,023	11,259	36,958	48,526
Data processing	122,219	135,083	372,832	395,106
Professional services	78,085	164,653	258,022	405,600
Foreclosed asset impairment	645,797	1,588,168	1,038,725	1,972,789
Other	565,931	723,594	1,733,167	1,736,353
Total non-interest expense	2,749,758	3,948,577	7,419,685	8,542,269
Loss Before Federal Income Taxes	(685,363)	(3,920,883)	(1,941,901)	(5,550,404)
Federal income tax expense (benefit)	0	0	0	0
Net Loss	$(685,363)	$(3,920,883)	$(1,941,901)	$(5,550,404)
Comprehensive Loss	$(634,888)	$(3,808,646)	$(1,666,490)	$(5,161,304)
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic loss per share	$(0.47)	$(2.67)	$(1.32)	$(3.78)
Diluted loss per share	$(0.47)	$(2.67)	$(1.32)	$(3.78)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF CHANGES OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2010	1,468,800	$13,296,691	$(3,734,295)	$177,595	$9,739,991

Comprehensive loss:
Net loss			(5,550,404)		(5,550,404)
Unrealized gain on securities available for sale				389,100	389,100
Total comprehensive loss					(5,161,304)
Balance at September 30, 2010	1,468,800	$13,296,691	$(9,284,699)	$566,695	$4,578,687

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Comprehensive loss:
Net loss			(1,941,901)		(1,941,901)
Unrealized gain on securities available for sale				275,411	275,411
Total comprehensive loss					(1,666,490)
Balance at September 30, 2011	1,468,800	$13,296,691	$(14,558,923)	$441,529	$(820,703)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	$(1,941,901)	$(5,550,404)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	1,547,118	3,384,727
Depreciation and amortization	397,871	444,399
Net amortization of securities	185,213	134,345
Net realized gain on sale of securities	(3,288)	(79,814)
Net realized gain on sale of loans	(194,883)	(190,784)
Net realized (gain) loss on sale of foreclosed assets	(196,018)	71,125
Foreclosed asset impairment	1,038,725	1,972,789
Originations of loans for sale	(12,687,831)	(12,595,942)
Proceeds from loan sales	7,934,274	12,687,277
Net change in:
Accrued interest receivable and other assets	178,659	308,285
Accrued interest payable and other liabilities	115,712	86,277
Net cash (used in) from operating activities	(3,626,349)	672,280
Cash flows from investing activities
Activity in available for sale securities:
Sales	820,285	3,751,027
Maturities, prepayments and calls	11,892,365	9,578,493
Purchases	(12,638,990)	(20,326,700)
Loan originations and payments, net	9,423,390	7,185,280
Redemption (purchase) of Federal Home Loan Bank Stock	29,000	(109,500)
Additions to premises and equipment, net	(47,618)	(96,666)
Proceeds from the sale of foreclosed assets	283,883	1,661,290
Net cash from investing activities	9,762,315	1,643,224
Cash flows from financing activities
Net change in deposits	(19,938,898)	24,267,723
Net change in federal funds purchased and repurchase agreements	2,321,594	3,114,661
Repayment of FHLB advance	0	(6,000,000)
Net cash (used in) from financing activities	(17,617,304)	21,382,384
Net change in cash and cash equivalents	(11,481,338)	23,697,888
Beginning cash and cash equivalents	23,639,873	2,824,088
Ending cash and cash equivalents	$12,158,535	$26,521,976
Supplemental cash flow information:
Cash paid during the period for interest	$2,391,758	$3,811,659
Transfers from loans to foreclosed assets	876,597	3,008,594
Transfers from securities held to maturity to available for sale	0	5,839,614
Foreclosed asset sales financed by the Company	427,440	71,019

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2011 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended September 30, 2011 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2010. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In July 2010, the FASB issued an Accounting Standards Update, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The effect of adopting this new guidance is additional disclosure in Note 4; however it had no impact on the Company’s results of operations.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, an amendment to the topic “Receivables”.  Given the recent economic downturn, the volume of debt restructured (modified) by creditors has increased. This ASU gives additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  This ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment of those receivables, the amendments were applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this ASU had no material impact on our consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank was deemed under capitalized at December 31, 2010 according to regulatory capital standards, with a total risk based capital ratio of 7.06%. The losses recorded by the Bank in the first three quarters of 2011 reduced the total risk based capital ratio to 6.46% at September 30, 2011 and the Bank remains under capitalized as of that date.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The
Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of September 30, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has negative equity and limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2011, was approximately $49,000.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last five contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2010 was $153,000. The Company continues to accrue interest on the term loan and at September 30, 2011, the total interest due Fifth Third was $381,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC. The board’s efforts to garner capital for the Bank will continue.

Failure to comply with the provisions of the Consent Order, the Written Agreement or the Directive may subject the Bank to further regulatory enforcement action.

The Company’s net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raises substantial doubt about the Company’s ability to continue as a going concern. As a result of this substantial doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.   SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at September 30, 2011 and at December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value

US Treasury	$4,549,063	$27,656	$0	$4,576,719
US Government and federal agency	15,877,735	259,180	(25,930)	16,110,985
Municipals	2,769,261	109,909	0	2,879,170
Mortgage-backed and collateralized mortgage obligations– residential	12,668,912	321,296	(33,353)	12,956,855
	$35,864,971	$718,041	$(59,283)	$36,523,729

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SECURITIES AVAILABLE FOR SALE (Continued):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

US Treasury	$1,004,240	$6,854	$0	$1,011,094
US Government and federal agency	16,696,952	222,261	(10,497)	16,908,716
Municipals	3,179,898	62,864	(4,468)	3,238,294
Mortgage-backed and collateralized mortgage obligations– residential	15,239,466	236,840	(130,507)	15,345,799
	$36,120,556	$528,819	$(145,472)	$36,503,903

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at September 30, 2011:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,018,496	$3,041,011
Due from one to five years	18,422,684	18,690,863
Due from five to ten years	1,754,879	1,835,000
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	12,668,912	12,956,855
	$35,864,971	$36,523,729

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$4,047,374	$(25,930)	$0	$0	$4,047,374	$(25,930)
Mortgage-backed and collateralized mortgage obligations - residential	4,273,604	(33,353)	0	0	4,273,604	(33,353)
	$8,320,978	$(59,283)	$0	$0	$8,320,978	$(59,283)

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SECURITIES AVAILABLE FOR SALE (Continued):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,489,266	$(10,497)	$0	$0	$2,489,266	$(10,497)
Municipals	350,532	(4,468)	0	0	350,532	(4,468)
Mortgage-backed and collateralized mortgage obligations - residential	7,887,368	(130,507)	0	0	7,887,368	(130,507)
	$10,727,166	$(145,472)	$0	$0	$10,727,166	$(145,472)

Periodically the Company will implement a strategy to realize market value gains within its securities portfolio to supplement earnings and capital. Proceeds from sales were $820,285 for the nine months ended September 30, 2011 and $3,751,027 for the nine months ended September 30, 2010. A gain of $3,288 was realized on these sales during 2011, and a net gain of $79,814 was realized for 2010. There were no gross losses realized on the sales during 2011 and only one during 2010. Proceeds from sales were $820,285 for the three months ended September 30, 2011 with a gain of $3,288 realized. There were no security sales for the three months ended September 30, 2010.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SECURITIES AVAILABLE FOR SALE (Continued):

At September 30, 2011, twelve debt securities had unrealized losses with aggregate depreciation of 0.71% from the Company’s amortized cost basis, all of which had been in a continuous loss for less than twelve months. All of the securities are issued by government or government sponsored agencies.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At September 30, 2011, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.78% at September 30, 2011. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

3.   LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	September 30,	December 31,
	2011	2010

Commercial	$54,220,556	$58,416,643
Commercial Real Estate:
General	58,024,109	58,996,411
Construction	6,497,078	8,782,762
Consumer:
Lines of credit	14,059,905	15,954,866
Other	2,878,932	3,087,409
Credit card	555,500	520,095
Residential	17,787,431	19,534,704
	154,023,511	165,292,890
Less: Allowance for loan losses	(4,957,181)	(4,791,907)
Net deferred loan fees	(34,021)	(49,009)
Loans, net	$149,032,309	$160,451,974

Loans held for sale totaled $6,211,703 at September 30, 2011 and $1,263,263 at December 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following is a summary of activity in the allowance for loan losses account for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Allowance for loan losses:
Beginning balance	$4,935,634	$3,138,303	$4,791,907	$3,782,132
Charge-offs	(392,278)	(637,763)	(1,531,891)	(2,674,951)
Recoveries	69,133	20,968	150,047	52,523
Provision for loan losses	344,692	2,022,923	1,547,118	3,384,727
Ending balance	$4,957,181	$4,544,431	$4,957,181	$4,544,431

The following table presents the activity in the allowance for loan losses for the three month and nine month periods ending September 30, 2011 by portfolio segment:

Three Months Ended September 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634
Charge-offs	0	(377,914)	(14,364)	0	(392,278)
Recoveries	22,612	32,345	14,176	0	69,133
Provision for loan losses	95,374	208,574	50,237	(9,493)	344,692
Ending balance	$1,605,348	$2,578,815	$543,026	$229,992	$4,957,181

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Nine Months Ended September 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(296,963)	(1,052,238)	(150,026)	(32,664)	(1,531,891)
Recoveries	58,392	49,486	42,169	0	150,047
Provision for loan losses	625,054	685,391	104,280	132,393	1,547,118
Ending balance	$1,605,348	$2,578,815	$543,026	$229,992	$4,957,181

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table represents the recorded investment in loans by portfolio segment based on impairment method at September 30, 2011 and December 31, 2010:

September 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$613,696	$1,490,883	$150,727	$155,214	$2,410,520
Collectively evaluated for impairment	991,652	1,087,932	392,299	74,778	2,546,661
Total ending allowance balance	$1,605,348	$2,578,815	$543,026	$229,992	$4,957,181

Loans:
Individually evaluated for impairment	$4,494,150	$8,273,667	$283,629	$1,191,360	$14,242,806
Collectively evaluated for impairment	49,888,605	56,794,845	16,948,828	16,679,330	140,311,608
Total ending loans balance	$54,382,755	$65,068,512	$17,232,457	$17,870,690	$154,554,414

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$195,684	$1,789,936	$85,233	$49,145	$2,119,998
Collectively evaluated for impairment	1,023,181	1,106,240	461,370	81,118	2,671,909
Total ending allowance balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907

Loans:
Individually evaluated for impairment	$4,276,850	$8,405,141	$307,307	$1,339,741	$14,329,039
Collectively evaluated for impairment	54,326,131	59,724,688	19,096,341	18,508,671	151,655,831
Total ending loans balance	$58,602,981	$68,129,829	$19,403,648	$19,848,412	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2011 and December 31, 2010:

				Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
		Unpaid		Average	Interest	Interest Income	Average	Interest	Interest Income
	Recorded	Principal	Related	Recorded	Income	Cash Basis	Recorded	Income	Cash Basis
September 30, 2011	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,930,028	$2,928,578	$0	$3,477,628	$13,202	$11,881	$3,744,275	$52,878	$50,923
Commercial Real Estate:
General	3,638,699	3,637,569	0	3,848,145	33,055	33,055	2,918,374	88,611	84,061
Construction	503,708	503,708	0	511,678	0	0	544,960	0	0
Consumer:
Lines of credit	43,733	43,676	0	92,362	310	310	76,785	310	310
Other	15,449	15,449	0	5,150	0	0	8,016	0	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	188,279	188,794	0	270,374	0	0	301,287	0	0
Subtotal	$7,319,896	$7,317,774	$0	$8,205,337	$46,567	$45,246	$7,593,697	$141,799	$135,294

With an allowance recorded:
Commercial	$1,564,122	$1,560,682	$613,696	$1,015,639	$13,912	$11,650	$816,418	$32,981	$28,021
Commercial Real Estate:
General	2,170,793	2,168,079	304,175	2,183,311	0	0	3,100,932	15,233	15,233
Construction	1,960,467	1,960,467	1,186,708	1,960,467	0	0	2,027,111	0	0
Consumer:
Lines of credit	103,127	102,971	54,716	106,262	2,797	715	162,355	8,397	2,742
Other	121,320	121,145	96,011	94,127	735	423	61,720	1,470	1,158
Credit card	0	0	0	0	0	0	1,210	0	0
Residential	1,003,081	1,001,664	155,214	936,017	5,953	4,017	747,765	12,818	10,277
Subtotal	$6,922,910	$6,915,008	$2,410,520	$6,295,823	$23,397	$16,805	$6,917,511	$70,899	$57,431
Total	$14,242,806	$14,232,782	$2,410,520	$14,501,160	$69,964	$62,051	$14,511,208	$212,698	$192,725

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

		Unpaid
	Recorded	Principal	Related
December 31, 2010	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$3,692,148	$3,689,868	$0
Commercial Real Estate:
General	2,684,164	2,681,391	0
Construction	664,866	664,866	0
Consumer:
Lines of credit	108,274	108,274	0
Other	18,900	18,900	0
Credit card	0	0	0
Residential	848,983	849,457	0
Subtotal	$8,017,335	$8,012,756	$0

With an allowance recorded:
Commercial	$584,702	$582,331	$195,684
Commercial Real Estate:
General	3,088,254	3,078,481	575,175
Construction	1,967,857	1,967,857	1,214,761
Consumer:
Lines of credit	131,515	131,149	42,799
Other	45,829	45,696	39,645
Credit card	2,789	2,789	2,789
Residential	490,758	490,385	49,145
Subtotal	$6,311,704	$6,298,688	$2,119,998
Total	$14,329,039	$14,311,444	$2,119,998

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.  However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Recorded		Recorded
		Investment >		Investment >
		90 Days and		90 Days and
	Non Accrual	Accruing	Non Accrual	Accruing
Commercial	$1,679,373	$0	$1,316,168	$0
Commercial Real Estate:
General	3,006,247	0	3,143,819	0
Construction	2,433,620	0	2,632,723	0
Consumer:
Lines of credit	56,468	0	214,489	0
Other	92,639	0	0	1,776
Credit card	0	0	0	0
Residential	829,494	0	748,166	0
Total	$8,097,841	$0	$8,055,365	$1,776

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the aging of the recorded investment in past due loans by class of loans at September 30, 2011 and December 31, 2010:

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
September 30, 2011	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$6,112	$228,667	$1,679,373	$1,914,152	$52,468,603	$54,382,755
Commercial Real Estate:
General	0	90,131	3,006,247	3,096,378	55,432,936	58,529,314
Construction	0	0	2,433,620	2,433,620	4,105,578	6,539,198
Consumer:
Lines of credit	21,572	0	56,468	78,040	14,038,367	14,116,407
Other	5,836	0	92,639	98,475	2,462,075	2,560,550
Credit card	2,333	0	0	2,333	553,167	555,500
Residential	0	0	829,494	829,494	17,041,196	17,870,690
Total	$35,853	$318,798	$8,097,841	$8,452,492	$146,101,922	$154,554,414

			Greater Than 90
	30-59 Days Past	60-89 Days Past	Days and Non			Total Recorded
December 31, 2010	Due	Due	Accrual	Total Past Due	Current	Investment
Commercial	$627,034	$0	$1,316,168	$1,943,202	$56,659,779	$58,602,981
Commercial Real Estate:
General	157,637	217,803	3,143,819	3,519,259	55,802,388	59,321,647
Construction	0	0	2,632,723	2,632,723	6,175,459	8,808,182
Consumer:
Lines of credit	79,191	35,460	214,489	329,140	15,619,003	15,948,143
Other	12,054	0	1,776	13,830	2,921,580	2,935,410
Credit card	0	0	0	0	520,095	520,095
Residential	94,404	0	748,166	842,570	19,005,842	19,848,412
Total	$970,320	$253,263	$8,057,141	$9,280,724	$156,704,146	$165,984,870

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,792,817 of specific reserves on $9,488,563 of loans to customers whose terms have been modified in troubled debt restructurings as of September 30, 2011 and $447,947 on $5,370,581 as of December 31, 2010. The Company has also committed $457,245 to three customers whose loans are classified as troubled debt restructurings as of September 30, 2011. As of December 31, 2010, there was $1,146,342 committed to two customers. These customers are paying as agreed on those loans.

During the three and nine month periods ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; or a permanent reduction of the recorded investment in the loan.

Modifications involving a stated interest rate of the loan below the current market rate were for periods ranging from 11 months to 1 year. Modifications involving a reduced payment amount were for periods ranging from 5 months to 3 years.  One modification involved an interest only payment on an amortizing note for 15 months and one modification involved a permanent reduction of the recorded investment in the loan.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended September 30, 2011	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	0	$0	$0
Commercial Real Estate:
General	1	504,044	504,152
Construction	0	0	0
Consumer:
Lines of credit	1	41,212	41,210
Other	0	0	0
Credit card	0	0	0
Residential	0	0	0
Total	2	$545,256	$545,362

In the three month period ended September 30, 2011, troubled debt restructurings increased the allowance for loan losses by $41,000 but resulted in no charge offs.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2011	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	6	$356,411	$356,447
Commercial Real Estate:
General	7	1,772,643	1,717,733
Construction	2	2,186,620	2,186,620
Consumer:
Lines of credit	2	53,696	53,841
Other	0	0	0
Credit card	0	0	0
Residential	2	311,909	311,909
Total	19	$4,681,279	$4,626,550

In the nine month period ended September 30, 2011, troubled debt restructurings increased the allowance for loan losses by $1.6 million and resulted in charge offs of $371,000.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms and stops communicating and working with the Bank.

For the three month period ending September 30, 2011, there were no troubled debt restructurings for which there was a payment default within twelve months following the modification.

For the nine month period ending September 30, 2011, there were two trouble debt restructurings that experienced a payment default within twelve months of the modification. Below is a table which presents those loans by class:

Nine Months Ended September 30, 2011	Number of Loans	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	2	$112,311
Commercial Real Estate:
General	0	0
Construction	0	0
Consumer:
Lines of credit	0	0
Other	0	0
Credit card	0	0
Residential
Total	2	$112,311

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

For the nine month period ending September 30, 2011, troubled debt restructurings that subsequently defaulted did not increase the allowance for loan losses but resulted in a charge off of $3,400.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed utilizing the company’s internal underwriting policy.

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. Once a loan is graded a 5W or greater number, and is over $75,000, the loan grade will be reanalyzed once a quarter to assess the borrowers compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

1.	Exceptional. Loans with an exceptional credit rating.
2.	Quality. Loans with excellent sources of repayment that conform, in all respects, to Bank policy and regulatory requirements. These are loans for which little repayment risk has been identified.
3.	Above Average. Loans with above average sources of repayment and minimal identified credit or collateral exceptions and minimal repayment risk.
4.	Average. Loans with average sources of repayment that materially conform to Bank policy and regulatory requirements. Repayment risk is considered average.
5.	Acceptable. Loans with acceptable sources of repayment and risk.
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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
1	$0	$0	$0	$0	$0	$0
2	582,421	583,364	0	0	0	0
3	4,568,136	1,722,896	3,192,556	3,443,220	0	30,927
4	13,058,808	21,109,601	19,520,697	17,362,231	281,678	2,727,615
5	21,931,188	19,659,157	21,712,554	24,656,543	2,393,790	1,702,025
5W	3,575,482	1,687,613	5,245,284	4,399,618	1,360,030	1,484,710
6	5,236,031	9,349,408	4,712,672	4,777,202	0	190,333
7	4,023,266	3,292,002	2,708,847	2,328,376	39,525	39,849
8	1,407,423	1,198,940	1,436,704	2,354,457	2,464,175	2,632,723
Total	$54,382,755	$58,602,981	$58,529,314	$59,321,647	$6,539,198	$8,808,182

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented on page 17 of this report, and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010:

	Residential
	September 30,	December 31,
	2011	2010
Performing	$16,679,330	$18,508,671
Impaired	1,191,360	1,339,741
Total	$17,870,690	$19,848,412

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Performing	$13,969,547	$15,708,354	$2,423,781	$2,870,681	$555,500	$517,306
Impaired	146,860	239,789	136,769	64,729	0	2,789
Total	$14,116,407	$15,948,143	$2,560,550	$2,935,410	$555,500	$520,095

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   FORECLOSED ASSETS

 Foreclosed asset activity:

	September 30,	September 30,
	2011	2010
Beginning of year	$3,382,594	$6,440,916
Additions	876,597	3,008,594
Reductions from sales	(515,305)	(1,803,434)
Direct write-downs	(1,038,725)	(1,972,789)
End of period	$2,705,161	$5,673,287

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$102,292	$331,990

6.     6.      PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	September 30,	December 31,
	2011	2010
Land & land improvements	$5,447,328	$5,447,328
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,696,194	3,652,390
Construction in process	18,953	17,618
	15,294,638	15,249,499
Less: accumulated depreciation	4,770,715	4,375,323
	$10,523,923	$10,874,176

7.   DEPOSITS

The components of the outstanding deposit balances at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Non-interest-bearing DDA	$34,489,782	$33,326,683
Interest-bearing DDA	19,443,763	23,944,608
Money market	19,239,248	18,493,059
Savings	9,835,245	7,388,395
Time, under $100,000	88,114,485	78,893,224
Time, over $100,000	28,201,756	57,217,208
Total Deposits	$199,324,279	$219,263,177

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   DEPOSITS (Continued):

Brokered deposits totaled $12,804,000 at September 30, 2011 and $37,307,000 at December 31, 2010. Since the Bank was not categorized as “well capitalized” at September 30, 2011 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010. At September 30, 2011, maturities of brokered deposits were as follows:

Due in 3 months or less	$9,342,000
Due in 3-12 months	$3,462,000

8.   SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There were no borrowings from the FRB Discount Window since January 2010. The September 30, 2011 and December 31, 2010 short-term borrowing information was as follows:

	Repurchase	Discount
	Agreements	Window

Outstanding at September 30, 2011	$9,782,389	$0
Average interest rate at period end	0.72%	0.00%
Average balance during period	9,192,128	0
Average interest rate during period	0.76%	0.00%
Maximum month end balance during period	11,741,712	0

Outstanding at December 31, 2010	$7,460,795	$0
Average interest rate at year-end	0.72%	0.00%
Average balance during year	8,598,005	315,425
Average interest rate during year	0.86%	0.50%
Maximum month end balance during year	10,132,049	0

9.   FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $8,080,842 through the use of its $5 million line of credit or a standard advance. Each borrowing requires a direct pledge of securities and or loans. At September 30, 2011, the Bank had loans and securities with a market value of $9,124,773 pledged to the Federal Home Loan Bank for future borrowings. At September 30, 2011 and December 31, 2010 there was no balance outstanding on the line of credit nor were there any outstanding advances.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

10. SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.42% at September 30, 2011 and 2.35% at December 31, 2010. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At September 30, 2011, the accrued interest payable on the subordinated debentures was $171,167.

11.  NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. The Company continues to accrue interest at the rate of the term loan at maturity which was 6.00%, 275 basis points above Fifth Third’s prime rate. On September 30, 2011, there was $381,000 of unpaid interest compared to $155,000 at December 31, 2010.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2011 and December 31, 2010 follows:

	September 30, 2011	December 31, 2010

Unused lines of credit and letters of credit	$24,439,394	$26,119,226
Commitments to make loans	212,500	95,470

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$4,576,719	$4,576,719	$0	$0
US Government and
federal agency	16,110,985	0	16,110,985	0
Municipals	2,879,170	0	2,879,170	0
Mortgage-backed and
collateralized mortgage
obligations– residential	12,956,855	0	12,956,855	0
Total	$36,523,729	$4,576,719	$31,947,010	$0

Servicing assets	$80,131	$0	$80,131	$0

December 31, 2010
Available for sale securities:
US Treasury	$1,011,094	$1,011,094	$0	$0
US Government and
federal agency	16,908,716	1,000,000	15,908,716	0
Municipals	3,238,294	0	3,238,294	0
Mortgage-backed and
collateralized mortgage
obligations– residential	15,345,799	0	15,345,799	0
Total	$36,503,903	$2,011,094	$34,492,809	$0

Servicing assets	$38,858	$0	$38,858	$0

During the first quarter of 2011, there was a transfer of two federal agency securities with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.  There were no transfers between Level 1 and Level 2 during the second or third quarters of 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended September 30, 2011 and December 31, 2010:

		Significant
		Unobservable Inputs
	Total	(Level 3)
September 30, 2011
Impaired loans:
Commercial	$946,986	$946,986
Commercial Real Estate:
General	1,863,904	1,863,904
Construction	773,759	773,759
Consumer:
Lines of credit	48,255	48,255
Other	25,134	25,134
Credit card	0	0
Residential	846,450	846,450
Total	$4,504,488	$4,504,488
Foreclosed assets:
Commercial Real Estate:
General	$1,218,231	$1,218,231
Construction	1,394,959	1,394,959
Residential	76,804	76,804
Total	$2,689,994	$2,689,994

December 31, 2010
Impaired loans:
Commercial	$386,647	$386,647
Commercial Real Estate:
General	2,503,306	2,503,306
Construction	753,096	753,096
Consumer:
Lines of credit	88,350	88,350
Other	6,051	6,051
Credit card	0	0
Residential	441,240	441,240
Total	$4,178,690	$4,178,690
Foreclosed assets:
Commercial Real Estate:
General	$1,061,170	$1,061,170
Construction	2,005,831	2,005,831
Residential	163,786	163,786
Total	$3,230,787	$3,230,787

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

The following two paragraphs describe the impairment charges recognized during the period:

The valuation of impaired loans depends on the anticipated source of repayment. Most of the Bank’s impaired loans are collateral dependent; only two impairments are measured using the cash flow method. Collateral dependent impaired loans are measured using the fair value of the collateral. At September 30, 2011, impaired loans had a balance of $6,915,008, with a valuation allowance of $2,410,520 compared to impaired loans with a balance of $6,298,688 and a valuation allowance of $2,119,998 at December 31, 2010. The fair value of the collateral on the collateral dependent loans were determined using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs. The impairment charges, recorded to the provision for loan losses, on collateral dependent loans were $291,000 for the first nine months of 2011.

At September 30, 2011 and December 31, 2010, foreclosed assets carried a fair value of $2,689,994 and $3,230,787 respectively. During the nine month period ended September 30, 2011, thirty properties included in this total were written down by $1,038,725. There were also five properties totaling $876,597 (at fair value) added to other real estate owned during the first nine months of 2011. The fair value of other real estate owned was determined primarily using independent appraisals, broker market opinions or internal evaluations which were adjusted for anticipated disposition costs.

Carrying amount and estimated fair values of financial instruments not previously presented were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets
Cash and cash equivalents	$12,159	$12,159	$23,640	$23,640
Loans held for sale	6,212	6,583	1,263	1,273
Loans, net (including impaired)	149,032	141,942	160,452	154,484
FHLB stock	451	N/A	480	N/A
Accrued interest receivable	696	696	781	781

Financial liabilities
Deposits	199,324	201,877	219,263	220,711
Federal funds purchased and
repurchase agreements	9,782	9,782	7,461	7,461
Subordinated debentures	4,500	2,933	4,500	3,172
Notes payable	5,000	2,500	5,000	2,500
Accrued interest payable	637	637	362	362

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.  Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both September 30, 2011 and December 31, 2010.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at September 30, 2011 and December 31, 2010 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,823,613	6.46%	$13,410,026	8.00%	$18,438,786	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	8,692,965	5.19	6,705,013	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	8,692,965	3.78	9,191,815	4.00	19,532,607	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$12,501,302	7.06%	$14,173,103	8.00%	$19,488,017	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,254,935	5.79	7,086,552	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,254,935	4.25	9,646,274	4.00	20,498,333	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At September 30, 2011, only $2,130,648 was counted as Tier 2 capital and $2,826,533 was disallowed.  At December 31, 2010, $2,246,366 was counted as Tier 2 capital and $2,545,541 was disallowed.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. REGULATORY MATTERS (Continued)

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at December 31, 2010 or September 30, 2011. Management continues to explore options to raise the capital required for full compliance. At September 30, 2011, a capital contribution of $10,840,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank was in full compliance with this restriction.

The Bank was ordered to adopt, implement and adhere to a realistic, comprehensive written profit plan and budget for 2011. The Bank adopted a written profit plan and budget for 2011 on November 17, 2010. Management has been informing the Board on a monthly basis as to how the Bank’s performance compared to the budget.

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

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements spelled out in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank will continue.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Unrealized holding gains on held to maturity securities transferred to available for sale	$0	$0	$0	$28,192
Unrealized holding gains on available for sale securities	53,763	112,237	278,699	440,722
Less reclassification adjustments for gains later recognized in income	(3,288)	0	(3,288)	(79,814)

Net unrealized gain	50,475	112,237	275,411	389,100
Tax effect	0	0	0	0

Other comprehensive income	$50,475	$112,237	$275,411	$389,100

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2011 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2011 to that at December 31, 2010. The part labeled Results of Operations discusses the three and nine month periods ending September 30, 2011 as compared to the same periods of 2010. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; action that Fifth Third may take in connection with its $5.0 million term loan to the Company, the repayment of which is now overdue; lack of adequate cash by the Company to continue its business or pay its debts; failure to comply with provisions of the Consent Order, Written Agreement or the Directive may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission.  These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The overall economic environment remains challenging but appears to be stabilizing. The state of Michigan’s financial health remains in question which tends to exacerbate the national economic weaknesses. Unemployment in Muskegon and Ottawa counties appears to have stabilized but remains at a critical level. At September 30, 2011, unemployment was 9.9% for Muskegon County and 7.7% for Ottawa County. In addition to high unemployment, property values are irrational because of the current supply and demand and they are often directionally unpredictable even to third party professionals. In general property values have declined but there have been pockets of stabilization. Unfortunately a large portion of the difficulty in the financial market centers on the low real estate valuations coupled with the lack of sales and construction activity. The negative effect of this downturn in real estate has adversely affected the credit markets and the ability to actively lend based on a risk-centered underwriting process. It is unlikely that these trends will be reversed quickly but it is encouraging that there have been signs of stabilization which may bolster consumer confidence and eventually translate into more real estate activity and climbing valuations.

The declining property valuations have contributed to the credit issues experienced by the Bank. As a result of these and other issues, the Bank has recorded operating losses since 2008. The deteriorating condition of the asset quality of the Bank has resulted in regulatory intervention. The Bank has entered into a Consent Order with the FDIC and the OFIR, its primary banking regulators, which became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR.

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of September 30, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company complies with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above. The Company currently has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2011, was approximately $49,000. The Company’s cash is expected to be depleted during the first quarter of 2012. Once the Company is out of cash, it is anticipated that it will no longer have the ability to fulfill its public document filing requirements since doing so requires the assistance of a third party.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. Management met with Fifth Third on February 17, 2011, to discuss the term loan. Fifth Third indicated that it is interested in having the term loan be part of a comprehensive recapitalization plan but that it then had no intention, in the short term, to foreclose on the stock of the Bank. Since the initial meeting on February 17, 2011, there have been periodic meetings to discuss the term loan.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements spelled out in the FDIC Rules and Regulations and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC. The board’s efforts to garner capital for the Bank will continue.

The Company’s net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement creates an uncertainty about the Company’s ability to continue as a going concern. The financial statements in this Form 10-Q do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 FINANCIAL CONDITION

Total assets decreased by $19.1 million to $218.8 million at September 30, 2011 from $237.9 million at December 31, 2010. This is an 8.1% decrease in assets during the first nine months of 2011. Balance sheet contraction consisted mainly of a decline in deposit balances funded by decreases in cash held in interest bearing bank accounts and the Bank’s loan portfolio.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents decreased by $11.4 million to $12.2 million at September 30, 2011 from $23.6 million at December 31, 2010. The change was mostly reflective of a decrease in the balance held at the FRB between the above two periods. The FRB balance decreased $12.4 million since year-end 2010. The net decrease in liquidity is driven largely by the seasonal fluctuation in the balances of several of the Bank’s public fund customers as well as the maturity of brokered time deposits. This decrease in cash was expected and in line with management’s liquidity plan. As the Bank’s portfolio of brokered deposits dwindles, it is not as critical for the Bank to operate with such a high FRB balance. Management discusses the Bank’s liquidity position regularly and attempts to balance expected cash flow needs while also planning for unexpected liquidity events.

Over the last couple of years, the core principles of cash management have been greatly affected by the current rate and regulatory environment and the need to preserve capital. Balances held at the FRB are given a preferential risk rating when computing regulatory risk based capital ratios. The risk rating is lower than either federal funds or other correspondent bank balances. So when the FRB began paying interest on excess deposits in 2008, it became a prudent capital preservation strategy to keep excess liquidity on deposit at the FRB. Additionally, regulatory agencies have emphatically encouraged banks to proactively strengthen both on and off balance sheet funding resources in order to be perceived as operating in a safe and sound manner given the dramatic increase in bank failures. All of these factors contribute to management’s ongoing decision to maintain an elevated FRB balance.

The Bank’s security portfolio was $36.5 million at both September 30, 2011 and December 31, 2010. Investment activity in the first nine months of the year included purchases of $12.6 million and maturities, pre-payments and calls of $11.9 million. In the third quarter of 2011, one security was sold for a gain of approximately $3,000. In 2010, the Bank liquidated a portion of its municipal portfolio. Prior to the sale, several of the securities sold were transferred out of the held to maturity portfolio into the available for sale portfolio. As a result, the Company needed to transfer all of its remaining held to maturity securities into the available for sale portfolio in order to comply with accounting guidance. The carrying amount of the securities transferred was $5.8 million. Of that total, $3.6 million were sold. The remaining $2.3 million had an unrealized gain of $28,000 that was recorded through other comprehensive income upon transfer.

Maintaining the unencumbered portion of the Bank’s security portfolio at a level that complies with its internal policy is typically the driving force behind investment activity. The Bank strives to have between 10% and 20% of its investment portfolio unpledged. At September 30, 2011 there were securities with a market value of $29.7 million pledged to secure public fund customers, the Federal Reserve Discount Window (“Discount Window”), Federal Home Loan Bank (“FHLB”) overdraft line of credit, and customer repurchase agreements, leaving 18.7% of its portfolio unencumbered. On December 31, 2010, 20.0% of investments were unencumbered. In order to provide opportunity for additional pledging, to secure access to future liquidity and to maximize the return on the Bank’s deposits, securities are and will continue to be strategically purchased.

The fair value of investments has received much scrutiny over the past three years. The plight of the bond market in general and the weakened position of several government sponsored entities have affected market values. At September 30, 2011, there were 12 securities with an unrealized loss; none of these unrealized losses were longer than 12 months. The securities were not deemed to have other-than-temporary impairment. At September 30, 2011, the unrealized losses totaled approximately $59,000 on securities with an amortized cost of $8.3 million. To reduce exposure to loss (both realized and unrealized) the investment policy has prudent diversification principles; one of them being issuer concentration. There were no holdings of securities of any one issuer, other than the U.S. Government and federal agencies, in an amount greater than 10% of the Bank’s common stock and surplus. The entire investment portfolio remains strong with an overall unrealized net gain of $659,000 at September 30, 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans held for sale activity during the first nine months of 2011 included $12.7 million of loan originations and $7.9 million of loan sales. The associated gain on the loan sales was $195,000. A majority of the gains were recorded in the first quarter and were related to the sale of the guaranteed portion of three Small Business Administration (“SBA”) loans.  These SBA loans totaling $2.4 million were sold for a gain of $124,000. The Bank is no longer originating SBA loans with the intention of selling the guaranteed portion in the secondary market so it is not likely that these gains will occur going forward. There were no SBA loan sales in the first nine months of 2010, loan sale activity during that time consisted solely of residential mortgage loans.

Total loans (held for investment) decreased $11.3 million and were $153.9 million at September 30, 2011 down from $165.2 million at December 31, 2010. The decrease in the commercial and commercial real estate loan portfolios comprised 66% of the overall decline. The overall decrease in the loan portfolio did not substantially change the concentration. At September 30, 2011 the concentration of commercial and commercial real estate loans was 77%; up slightly from a level of 76% at year-end 2010.  The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the economic crisis has severely affected many borrowers in the Company’s two largest portfolio segments causing a significant increase in the Bank’s overall risk profile.

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

There is a very detailed process that has been developed and implemented by the Bank to estimate credit risk. The process is discussed at length in Note 1 to the Company’s December 31, 2010 financial statements. At each period end, the balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses utilizing the specified process. Basically, the analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a borrower and its entire relationship resulting in an allocation being made to the allowance for that particular borrower.  A loan becomes specifically identified when, based on current information and events related to that particular borrower, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement.

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

At September 30, 2011, the allowance for loan losses totaled $5.0 million. During the first nine months of 2011, $1.5 million was added to the allowance through the provision expense. At year-end 2010, the allowance for loan losses was $4.8 million. The ratio of allowance to gross loans outstanding increased to a level of 3.22% at September 30, 2011 compared to 2.90% at year-end 2010.

The allocation of the allowance at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$1,605,348	35.2%	$1,218,865	35.3%
Commercial Real Estate	2,578,815	41.9	2,896,176	41.0
Consumer	543,026	11.3	546,603	11.9
Residential	229,992	11.6	130,263	11.8
Total	$4,957,181	100%	$4,791,907	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.82% at September 30, 2011, an increase of six basis points from year-end 2010.  At year-end 2010, the general component of the allowance for loan losses was 1.76% of total non-specifically identified loans.

At September 30, 2011, the allowance contained $2,411,000 in specific allocations for impaired loans whereas at December 31, 2010 there was $2,120,000 specifically allocated. There was $14.2 million of unpaid principal on impaired loans at September 30, 2011 compared to $14.3 million at year-end 2010. At September 30, 2011, there was $7.3 million of unpaid principal on impaired loans requiring no reserves, a decrease of $695,000 since year-end 2010.  In 2011, there were increases in specific allocations on many loans but the increases were more than offset by chargedowns on several specifically identified loans.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2010 to September 30, 2011, the recorded investment in past due and non-accrual loans decreased by $828,000. This was evidenced by a $871,000 decrease in the recorded investment in past due loans and a $43,000 increase in the recorded investment in non-accrual loans in the first nine months of 2011.

The recorded investment of loans past due 30-59 days was $36,000 at September 30, 2011; a decrease of $935,000 since December 31, 2010. There were seven loans past due at September 30 with one loan comprising 60% percent of the total.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The recorded investment of loans past due 60-89 days increased $66,000 since year-end 2010 and was $319,000 at September 30, 2011. There were three loans comprising the entire past due balance at the end of September 2011. One loan is past maturity and the Bank is working through some borrower issues to get the loan renewed. A second loan, approximately 25% of the total amount 60-89 days past due, has been deemed uncollectible and the Bank is in the process of foreclosing on the collateral. The third note, roughly 47% of the total balance past due at September 30, 2011, is being renegotiated with the borrower.

There were no loans with a recorded investment past due 90 days and greater at September 30, 2011 still accruing interest. There was $2,000 past due 90 days and greater at year-end 2010.

The Bank’s past due loan totals are very low compared to prior periods. Although the credit review process will continue to be stringent, it is probable that past dues will fluctuate in future periods.

Although past dues have declined since year-end 2010, the recorded investment of non-accrual notes increased $43,000. At September 30, 2011, the recorded investment of non-accrual notes was $8.1 million.

Overall net charge-offs for the third quarter of 2011 were $323,000 and were $1.4 million for the first nine months of 2011. The corresponding ratio of annualized net charge-offs to average loans for the third quarter of 2011 was 0.80% while the ratio of annualized net charge-offs to average loans was 1.13% for the first nine months of 2011. The net charge-offs for the third quarter of 2010 were $617,000 and $2.6 million for the first nine months of 2010. The resulting ratio of annualized net charge-offs to average loans for the third quarter of 2010 was 1.40% and 1.94% for the first nine months of the same year. Although the current ratios are not comparable to historical charge off ratios, it is encouraging that there has been a decrease compared to the third quarter and nine month ratios reported in 2010. Nonetheless, it is likely that charge off ratios may remain elevated until there is a widespread improvement in the economic condition of the state of Michigan and the specific market areas in which the Bank operates--Muskegon and northern Ottawa counties.

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

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2011 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial	$9,692,571	$19,002,845	$22,406,320	$3,084,799	$54,186,535
Commercial Real Estate:
General	4,877,225	9,573,462	41,172,895	2,400,527	58,024,109
Construction	1,010,440	3,566,622	1,785,331	134,685	6,497,078
Consumer:
Lines of credit	838,220	1,548,731	5,231,358	6,441,596	14,059,905
Other	450,598	268,335	1,366,747	793,252	2,878,932
Credit card	62,766	194,517	298,217	0	555,500
Residential	0	214,960	9,329	17,563,142	17,787,431
	$16,931,820	$34,369,472	$72,270,197	$30,418,001	$153,989,490
Loans at fixed rates	$9,809,592	$18,047,244	$61,164,175	$19,457,833	$108,478,844
Loans at variable rates	7,122,228	16,322,228	11,106,022	10,960,168	45,510,646
	$16,931,820	$34,369,472	$72,270,197	$30,418,001	$153,989,490

At September 30, 2011, there were 70% of the loan balances carrying a fixed rate and 30% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At September 30, 2011, approximately 20% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market.

_________________

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed assets were $2.7 million at September 30, 2011 which was a decrease of $677,000 since December 31, 2010. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. During the first nine months of 2011, five properties were added and nine properties sold. At September 30, 2011 there were 28 real estate holdings and at December 31, 2010 there were 32 real estate holdings.

Deposit balances were $199.3 million at September 30, 2011 down from $219.2 million at December 31, 2010. Since year-end 2010, total deposits have decreased $19.9 million or 9%. Non-interest bearing deposits increased $1.2 million since year-end 2010 while interest bearing accounts decreased by $21.1 million. The decrease in interest-bearing accounts stemmed from a decline in interest bearing checking accounts and time deposits offset by an increase in money market and savings accounts.

The $1.2 million increase in non-interest bearing checking balances and the $4.5 million decrease in interest bearing checking balances are somewhat correlated. Since year-end there has been a shift in the account type preferred by existing customers as a result of a change in FDIC insurance programs. On December 31, 2010, the FDIC discontinued its program which offered full insurance coverage on low interest transaction accounts. This change motivated several large customers to switch their interest bearing accounts to non-interest bearing accounts or repurchase accounts at the beginning of the year.

Money market and savings balances rose by $2.3 million in the first three quarters of 2011 as a result of several existing business customers increasing their balances since year-end 2010.

Time deposits declined by a net figure of $19.8 million. The significant decrease is related to maturing brokered time deposits. Since year-end 2010, $24.5 million in brokered deposits have matured. Since the Bank has not been categorized as “well capitalized” since September 30, 2010, a regulatory waiver is required to accept, renew or rollover brokered deposits. Additionally, the Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010. At September 30, 2011, the concentration of brokered deposits to total deposits was 6%; a decrease of 11% since December 31, 2010 when the concentration was 17%. For more information related to future maturities of brokered deposits see Note 7.

Repurchase agreement balances were $7.5 million at December 31, 2010 and $9.8 million at September 30, 2011; an increase of $3.2 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. This banking product has also gotten more utilization since the FDIC program changed on December 31, 2010. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk. The increase in the balance between the two period ends was from existing repurchase customers keeping more money in their accounts.

Shareholders’ equity was negative on September 30, 2011. The balance was $(821,000) on that day. On December 31, 2010 the balance was $846,000. The operating losses recorded in the first nine months of 2011 were partially offset by an increase in accumulated other comprehensive income (security market value adjustments).

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the significant losses incurred in the last few years, the Bank’s capital ratios have declined. At September 30, 2011, the Bank’s total risk based capital ratio was 6.46% and its tier one to average assets ratio was 3.78%.  The Bank’s total risk based capital ratio at December 31, 2010 was 7.06%. Its tier one to average assets ratio was 4.25% at year-end 2010. On both period ends the Bank was considered under capitalized according to prompt corrective action regulations administered by federal banking agencies.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at either the December or September capital reporting period. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $10,840,000 on September 30, 2011 based on its asset mix and size. This is an increase of $590,000 compared to the $10,250,000 that would have been needed on December 31, 2010. The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. To reach a level of adequately capitalized, according to FDIC prompt corrective action guidance, the Bank would have needed a capital contribution of $2,580,000 based on its asset mix and size on September 30, 2011. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank will continue.

RESULTS OF OPERATIONS

The net loss for the first nine months of 2011 was $1.9 million which was $3.6 million less than the loss recorded for the first nine months of 2010. The corresponding basic and diluted loss per share for the first nine months of 2011 was $(1.32). The basic and diluted loss per share for the first three quarters of 2010 was $(3.78).

The Company recorded net loss of $685,000 for the third quarter of 2011. The corresponding basic and diluted loss per share was $(0.47). The loss recorded in 2010’s third quarter was $3.9 million. The corresponding basic and diluted loss per share was $(2.67).

The losses recorded in the first nine months of 2011 were only 35% of what was recorded for the same period a year ago and losses for the third quarter of 2011 were only 17% of the losses recorded in the third quarter of 2010. Reduced loan loss provision and foreclosed asset impairments are the main factors. The loan loss provision and foreclosed asset impairments totaled $2.6 million for the first nine months of 2011. For the similar period in 2010, the same expenses totaled $5.4 million. For the third quarter of 2011, loan loss provision and foreclosed asset impairments totaled $1.0 million; a decrease of $2.6 million from the third quarter of 2010.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first nine months of 2011, the annualized return on the Company’s average total assets was (1.11)% compared to (2.94)% for the first nine months of 2010. For the third quarter of 2011, the annualized return on the Company’s average total assets was (1.19)%. For the third quarter of 2010, the ratio was (6.04)%. The Company’s annualized return on average equity was (959.51)% for the first nine months of 2011 and (79.24)% for the first nine months of 2010. For the third quarter of 2011, the annualized return on average equity was not meaningful because the Company’s average equity for the quarter was negative which distorted the ratio returning a positive number even though there were losses. For the third quarter of 2010, the annualized return on average equity was (195.41)%. The ratio of average equity to average assets was 0.12% for the first nine months of 2011 and 3.71% for the first nine months of 2010. The ratio was (0.03)% for the third quarter of 2011 and 3.09% for the same period in 2010. After years of recorded losses the shareholder’s equity of the Company has eroded and is currently a negative number. Subsequently the ratios are substantially negative in spite of smaller losses in 2011.

Another component of the Company’s revenue is its net interest income. The net interest income and corresponding net interest margin were better for the first nine months of 2011 than the same period in 2010 mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$21,617,008	$39,448	0.24%	$20,771,407	$38,251	0.25%
Securities	35,703,465	655,585	2.45	30,656,184	695,711	3.03
Loans (including held for sale and non accrual)	163,306,014	7,567,907	6.18	180,063,597	8,428,987	6.24
	220,626,487	8,262,940	4.99	231,491,188	9,162,949	5.28
Other assets	13,442,875			20,096,580
	$234,069,362			$251,587,768
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$176,738,287	$2,302,079	1.74%	$195,310,406	$3,343,353	2.28%
Federal funds purchased, repurchase agreements and Federal Reserve Bank borrowings	9,192,295	52,200	0.76	8,911,358	57,367	0.86
Subordinated Debentures, notes payable and FHLB advances	9,500,000	311,793	4.38	13,032,967	549,354	5.62
	195,430,582	2,666,072	1.82	217,254,731	3,950,074	2.42
Non-interest-bearing deposits	37,379,218			24,253,880
Other liabilities	989,715			740,274
Shareholders’ Equity	269,847			9,338,883
	$234,069,362			$251,587,768
Net interest income (tax equivalent basis)		5,596,868			5,212,875
Net interest spread on earning assets (tax equivalent basis)			3.17%			2.86%
Net interest margin on earning assets (tax equivalent basis)			3.38%			3.00%
Average interest-earning assets to average interest-bearing liabilities			112.89%			106.55%
Tax equivalent adjustment		37,935			55,452
Net interest income		$5,558,933			$5,157,423

The tax equivalent net interest spread on average earning assets increased 31 basis points to 3.17% in the past twelve months. The tax equivalent net interest margin increased by 38 basis points from 3.00% for the first nine months of 2010 to 3.38% for the first nine months of 2011. The tax equivalent net interest income for the first nine months of 2011 was $5.6 million compared to a figure of $5.2 million for the same nine months in 2010. The Company recorded $402,000 more net interest income. There were $10.9 million less average earning assets on the books in the first three quarters of 2011 compared to the first three quarters of 2010. In spite of having less average earning assets, the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.99% for the nine month period ending September 30, 2011 compared to 5.28% for the same period in 2010. There were no differences in the internal prime rate when comparing the same two nine month periods of 2010 and 2011. The main reason for the yield decrease was a contraction in the loan portfolio. Several of the loan payoffs were on higher rate credits thus changing the rate distribution of the loan portfolio. The Bank has an internal prime rate that is 175 basis points above the national prime rate which can make it difficult to compete with other local banks when loans come up for renewal.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as securities matured and several securities were sold, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. The first notable contributing factor is the increase in non-interest bearing funds. On average there was $13.1 million more in non-interest bearing deposits between the first three quarters of 2011 and the first three quarters of 2010. Additionally, interest expense incurred on rate-bearing deposits improved by 54 basis points when comparing the first nine months of 2011 to that of the similar period of 2010; a majority of the improvement was a 105 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates on new and renewed deposits.

The Bank lowered its rate on repurchase agreements in 2010. As a result there was a 10 basis point reduction when comparing the first nine month period of 2011 to that of 2010. There was very little customer impact as the average balance actually increased by $281,000.

Finally, the Company’s average rate paid on notes payable and FHLB advances decreased by 124 basis points between the first three quarters of 2011 and the first three quarters of 2010. The Bank repaid its FHLB advances in 2010 so there were no FHLB advances outstanding in the first three quarters of 2011 compared to an average of $3.5 million outstanding in the first three quarters of 2010. In the first nine months of 2010, the FHLB advances carried a weighted average rate of 6.69% including the prepayment penalty assessed to repay two of the advances early.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2011 and 2010 is in the table below.

	Three Months ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$20,881,763	$13,018	0.25%	$30,779,539	$19,158	0.25%
Securities	35,169,116	204,704	2.33	33,292,200	233,266	2.80
Loans (including held for sale and non accrual)	160,660,628	2,467,854	6.14	175,707,592	2,768,788	6.30
	216,711,507	2,685,576	4.96	239,779,331	3,021,212	5.04
Other assets	13,112,538			19,682,431
	$229,824,045			$259,461,762
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$173,045,897	$725,662	1.68%	$204,566,480	$1,108,847	2.17%
Federal funds purchased, repurchase agreements and Federal
Reserve Bank borrowings	10,492,999	20,583	0.78	9,412,478	17,616	0.75
Subordinated Debentures, notes payable and FHLB advances	9,500,000	104,742	4.41	9,793,478	199,215	8.14
	193,038,896	850,987	1.76	223,772,436	1,325,678	2.37
Non-interest-bearing deposits	35,570,309			26,866,141
Other liabilities	1,289,058			797,452
Shareholders’ Equity	(74,218)			8,025,733
	$229,824,045			$259,461,762
Net interest income (tax equivalent basis)		1,834,589			1,695,534
Net interest spread on earning assets (tax equivalent basis)			3.20%			2.67%
Net interest margin on earning assets (tax equivalent basis)			3.39%			2.83%
Average interest-earning assets to average interest-bearing liabilities			112.26%			107.15%
Tax equivalent adjustment		11,776			13,731
Net interest income		$1,822,813			$1,681,803

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Similar to the comparison of the year to date net interest income results above; there was an increase in tax equivalent net interest income between the third quarter results of 2011 and that of 2010. Tax equivalent net interest income improved by $139,000. Decreases to the blended rate earned on the average earning assets fell by 8 basis points but was more than offset by the 61 basis point improvement in the Company’s average cost of funds. The tax equivalent net interest spread rose by 53 basis points between the third quarter of 2010 and the similar period in 2011. The net interest margin on earning assets was 3.39% for the third quarter of 2011; an improvement of 56 basis points compared to the third quarter of 2010. The last quarter of 2011 should continue to reflect improvements in the net interest margin as time deposits mature and go off the balance sheet or reprice to current market rates.

In general, the rate environment remains at historically low levels and management is continually challenged to improve its mix of assets and its net interest income thus asset liability management remains an important tool for assessing interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2011 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$9,196,011	$0	$0	$0	$9,196,011
Securities (including FHLB stock)	3,293,779	5,769,503	22,835,459	5,075,788	36,974,529
Loans held for sale	126,031	65,559	330,797	5,689,316	6,211,703
Loans	61,894,930	19,815,241	54,864,666	17,414,653	153,989,490
	74,510,751	25,650,303	78,030,922	28,179,757	206,371,733
Interest-bearing liabilities
Savings and checking	48,518,256	0	0	0	48,518,256
Time deposits <$100,000	4,991,705	28,173,360	54,949,420	0	88,114,485
Time deposits >$100,000	13,001,348	13,772,458	1,427,950	0	28,201,756
Repurchase agreements and Federal funds purchased	9,782,389	0	0	0	9,782,389
Subordinated debt and Federal Home Loan Bank advances	9,500,000	0	0	0	9,500,000
	85,793,698	41,945,818	56,377,370	0	184,116,886
Net asset (liability) repricing gap	$(11,282,947)	$(16,295,515)	$21,653,552	$28,179,757	$22,254,847
Cumulative net asset (liability) repricing gap	$(11,282,947)	$(27,578,462)	$(5,924,910)	$22,254,847

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat like the Federal Reserve has forecasted, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense which is likely to translate into higher net interest income and an increased net interest margin. Conversely, if the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames.

The provision for loan losses for the first nine months of 2011 was $1.5 million compared to $3.4 million for the first three quarters of 2010. The third quarter provision for loan losses was $345,000 for 2011 and $2.0 million for 2010. The provision expenses are associated with changes in historical loss calculations, economic condition as well as loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve were increasing as a result of the weakening economy and the level of emphasis being placed on recent loss history. Currently, general allocations are relatively stable as a result of declining charge off activity. If charge off activity continues to decline and the economy begins to improve, general allocations may begin to trend downwards.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specific allocations to the loan loss reserve have increased slightly compared to both year-end 2010 and September 30, 2010. At September 30, 2011, the allowance for loan loss included specific allocations of $2.4 million. At December 31, 2010, specific allocations were $2.1 million and at September 30, 2010 were $2.3 million. Since specific credit allocations are based on current information and events related to each specifically identified borrower, it is probable that the total of specific allocations could increase or decrease during any period based on the outcome of the analysis done within the Bank’s Credit Administration Department.

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

Non-interest income recorded in the first nine months of 2011 was $1.5 million compared to $1.2 million recorded for the similar period in 2010. There were two primary differences between the two periods. Included in 2010’s first three quarters total were security gains of $80,000 from the sale of a majority of the Bank’s municipal portfolio. There was only $3,000 of recorded securities gains included in the first three quarters of 2011. Offsetting the differences in the gains on securities sales was a $267,000 variance in the outcome of foreclosed asset disposals. In the first three quarters of 2011, foreclosed asset sales resulted in recorded income for the Bank of $196,000. In the similar period of 2010, foreclosed asset sales resulted in a net loss of $71,000.

Non-interest income for the third quarter of 2011 was $586,000 compared to $369,000 of non-interest income in the third quarter of 2010. The third quarter of 2011 included net gains on the sale of foreclosed property of $201,000; foreclosed asset sales in the third quarter of 2010 resulted in a net loss of $50,000. The $251,000 differential between these two outcomes was somewhat offset by a $60,000 decrease in mortgage related income between the two periods. Although the rate environment is very conducive to mortgage lending activity, the underwriting environment is much more stringent. A large portion of the customers interested in refinancing do not have enough equity in their homes to meet today’s underwriting criteria. As a result, the volume of mortgage loan sales is not comparable to last year.

Non-interest expenses for the first nine months of 2011 were $7.4 million. Non-interest expenses for the first nine months of 2010 were $8.5 million. The primary differences are related to a reduction in professional services and foreclosed asset impairments.

Professional expenses were $258,000 in the first nine months of 2011. In the first three quarters of 2010, professional expenses were $406,000; a decrease of $148,000 between the two period ends. Legal expenses are included in the Company’s total professional expense. Last year the Bank consulted with several lawyers as the details of the Consent Order were being finalized. This drove legal expenses to be temporarily inflated. Legal expenses were $116,000 less in the first three quarters of 2011 compared to the similar period in 2010.

During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, the magnitude is lower than in prior periods. Foreclosed asset impairment charges were $1.0 million in the first nine months of 2011 compared to $1.9 million in the similar period in 2010. The $934,000 decrease is caused by two things, the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing for the time being. Given that valuations are indirectly tied to the general economic environment, it is uncertain whether impairment charges will continue to decline or begin increasing. At September 30, 2011, there were 28 foreclosed assets totaling $2.7 million.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the net difference between other non-interest expenses between the first three quarters of 2011 and those of 2010 is only $3,000, there are actually two items that fall into this category that have changed notably; collection expenses incurred on troubled assets and FDIC insurance premiums. Collection expenses were $572,000 for the first nine months of 2010 and $347,000 for the first nine months of 2011. Collection expenses incurred on troubled assets declined $225,000. Conversely, the Bank’s FDIC insurance premiums have risen by $197,000 when comparing the first three quarters of 2010 to that of 2011 as a result of the Consent Order and the Bank’s risk grading assigned to it by the FDIC. For the nine month period ending September 30, 2010, the Bank incurred FDIC insurance premiums of $542,000. For the first nine months of 2011, total FDIC insurance premiums were $739,000.

Non-interest expenses for the third quarter of 2011 were $2.7 million. Non-interest expenses for the third quarter of 2010 were $3.9 million. The $1.2 million variance is evidenced by decreases in foreclosed asset impairment charges and expenses incurred to administer troubled credits.

There were foreclosed asset impairment charges of $646,000 in the third quarter of 2011. These results compare to $1.6 million in the third quarter of 2010. The impairment charges recorded in last year’s third quarter were mostly from a significant reevaluation of undeveloped vacant land held in the Bank’s foreclosed asset portfolio.

Other non-interest expenses in the third quarter of 2011 were $566,000 compared to $724,000 in the third quarter of 2010. There was a $158,000 decrease between the two periods. The main difference was a reduction in the expenses related to administering troubled assets. For the third quarter of 2011, these expenses were $152,000. For the same period in 2010, troubled asset administration expenses were $299,000; $147,000 more when comparing the two operating periods.

There was no income tax expense in either the first nine months of 2011 or that of 2010.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2011. There have been no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2011.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      RESERVED

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Supervisory Prompt Corrective Action Directive issued August 17, 2011.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statement of Changes of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements*

  * Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

November 14, 2011                                                          By:  /s/ Heather D. Brolick
        Date                                                                           Heather D. Brolick
     President and Chief Executive Officer
                                                                                           (principal executive officer)

November 14, 2011                                                          By:  /s/ Tracey A. Welsh
       Date                                                                            Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Supervisory Prompt Corrective Action Directive issued August 17, 2011.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statement of Changes of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flow, and (v) the Notes to Consolidated Financial Statements*

__________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.