Form 10-K
period 2011-12-31
COMMUNITY SHORES BANK CORP
filed 2012-03-29
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                        to   ____________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___                                                                              Accelerated filer ___
Non-accelerated filer ___                                                                                Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes         No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $750,000.

As of March 18, 2012, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2011 annual report to shareholders.

PART I

ITEM 1.  BUSINESS

General

Community Shores Bank Corporation (“the Company"), organized in 1998, is a Michigan corporation and a bank holding company. The Company owns all of the common stock of Community Shores Bank (the "Bank").  The Bank was organized and commenced operations in January, 1999 as a Michigan chartered bank with depository accounts insured by the FDIC to the extent permitted by law.  The Bank provides a full range of commercial and consumer banking services primarily in the communities of Muskegon County and Northern Ottawa County.  The Bank's services include checking and savings accounts, certificates of deposit, electronic banking services, safe deposit boxes, courier service, and loans for commercial and consumer purposes.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank has been deemed undercapitalized since December 31, 2010 according to regulatory capital standards. At that time, the Bank had a total risk-based capital ratio of 7.06%. The loss recorded by the Bank in 2011 reduced the total risk-based capital ratio to 6.40% at December 31, 2011. The Bank remains undercapitalized as of that date.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The
Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of December 31, 2011.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has negative equity and limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of December 31, 2011, was approximately $34,000. Once the Company is out of cash, it is anticipated that it will no longer have the ability to fulfill its public document filing requirements since doing so requires the assistance of a third party vendor.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last six contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2010 was $153,000. The Company continues to accrue interest on the term loan and at December 31, 2011, the total interest due Fifth Third was $458,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank are continuing.

Failure to comply with the provisions of the Consent Order, the Written Agreement or the Directive may subject the Bank to further regulatory enforcement action.

The Company’s net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raise substantial doubt about the Company’s ability to continue as a going concern. As a result of this substantial doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2011 and 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Products and Services

The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types.  Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area.  Electronic banking services such as ACH and online bill pay are offered to both personal and business customers. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law.  The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities.  The Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank and obtaining deposits through an internet deposit listing service. Additionally, the Bank makes available mutual funds and annuities, which are not FDIC insured, through an alliance with Sorrento Pacific. Discount brokerage services are made available to our customers through Sorrento as well. The Bank receives referral fees for customers that open a brokerage account and conduct trades.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee").  The Loan Committee members include all commercial lenders, the Commercial Loan Department Head, the Credit Administrator, the President, and other designated credit personnel.  The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $1,500,000.  The Loan Committee may recommend that requests exceeding this amount be approved by the Executive Loan Committee which consists of senior management and at least three Board members. The Executive Loan Committee has a lending authority of $2,750,000.  Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors.

The Board of Directors has the maximum lending authority permitted by law.  However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit.  The Bank's “in house” limit, as of December 31, 2011, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,321,000 in specific cases with approval by two-thirds of the Bank's Board of Directors.  Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers.  The President of the Bank and the Commercial Loan Department Head each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000.  Together, their delegated authority, where they deem it appropriate, is $2,000,000; increasing to $2,750,000 with the addition of the Credit Administrator’s authorization. Other officers have been delegated individual authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operations.  The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to non-owner operated properties of well known customers or new customers with an established profitable history.  In certain cases, risk may be further reduced by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit, and (ii) avoiding certain types of commercial real estate financing.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans.  The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank.  Loan reviews are performed twice a year. In 2011, they occurred in July and October. The Bank is scheduled to undergo its next review in June of 2012.

The Bank has a comprehensive loan grading system for commercial and commercial real estate loans.  Administered as part of the loan review program, all commercial and commercial real estate loans are graded on a nine grade rating system utilizing a standardized grade paradigm that analyzes several critical factors, such as cash flow, management and collateral coverage. The loans are graded at inception, renewal and at various other intervals.  All commercial and commercial real estate loan relationships exceeding $500,000 are formally reviewed at least annually.  Watch list credits exceeding $100,000 are formally reviewed quarterly.

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

Employees

As of December 31, 2011, the Bank had 55 full-time and 23 part-time employees. No area of the Bank is represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2011, 2010 and 2009.

Consolidated Results of Operations:
	2011	2010	2009
Interest Income	10,833,160	11,984,054	13,284,651
Interest Expense	3,336,766	5,032,743	6,498,815
Net Interest Income	7,496,394	6,951,311	6,785,836
Provision for loan losses	2,483,640	6,024,775	2,607,643
Non interest income	1,921,431	1,568,780	1,971,444
Non interest expense	9,505,263	11,388,661	10,993,190
Loss before income tax expense	(2,571,078)	(8,893,345)	(4,843,553)
Income tax (benefit) expense	(103,669)	(10,618)	118,826
Net loss	(2,467,409)	(8,882,727)	(4,962,379)

Consolidated Balance Sheet Data:

Total assets	$208,651,301	$237,945,497	$231,430,059
Cash and cash equivalents	8,919,568	23,639,873	2,824,088
Securities	34,572,103	36,503,903	27,491,447
Loans held for sale	5,534,983	1,263,263	1,070,692
Gross loans	149,658,931	165,243,881	183,247,827
Allowance for loan losses	5,299,454	4,791,907	3,782,132
Other assets	15,265,170	16,086,484	20,578,138

Deposits	191,545,236	219,263,177	198,576,609
Federal funds purchased and repurchase agreements	7,814,745	7,460,795	7,000,327
Federal Home Loan Bank advances	0	0	6,000,000
Notes payable	5,000,000	5,000,000	5,000,000
Subordinated debentures	4,500,000	4,500,000	4,500,000
Other	1,211,702	875,738	613,132

Shareholders’ equity	(1,420,382)	845,787	9,739,991

Consolidated Financial Ratios:

Return on average assets	(1.07	) %	(3.57	) %	(1.97	) %
Return on average shareholders’ equity	(6992.01)		(109.72)		(36.35)
Average equity to average assets	0.02		3.25		5.42

Dividend payout ratio	N/A		N/A		N/A

Non performing loans to total loans and leases	4.50		4.99		4.69

Tier 1 leverage capital ratio	3.79		4.25		7.79
Tier 1 leverage risk-based capital ratio	5.12		5.79		9.15
Total risk-based capital ratio	6.40		7.06		10.41

Per Share Data:

Net Loss:
Basic	$(1.68)		$(6.05)		$(3.38)
Diluted	(1.68)		(6.05)		(3.38)

Book value at end of period	(0.97)		0.58		6.63
Dividends declared	N/A		N/A		N/A
Weighted average shares outstanding	1,468,800		1,468,800		1,468,800
Diluted average shares outstanding	1,468,800		1,468,800		1,468,800

Net Interest Earnings

Years Ended December 31:	2011			2010			2009
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance		Yield/Rate	Balance		Yield/Rate	Balance		Yield/Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$19,459,188	$47,240	0.24%	$20,301,004	$49,882	0.25%	$8,883,563	$34,022	0.38%
Securities1,2	35,734,951	849,725	2.38	31,926,359	927,582	2.91	28,101,164	1,095,665	3.90
Loans3	161,885,478	9,985,906	6.17	177,551,516	11,075,774	6.24	193,354,546	12,297,691	6.36
	217,079,617	10,882,871	5.01	229,778,879	12,053,238	5.25	230,339,273	13,427,378	5.83
Other assets	13,175,286			19,185,648			21,829,189
	$230,254,903			$248,964,527			$252,168,462
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$173,966,362	$2,845,254	1.64%	$194,013,849	$4,304,290	2.22%	$193,243,953	$5,749,296	2.98%
Federal funds purchased and repurchase agreements	9,626,384	73,269	0.76	8,913,430	75,837	0.85	7,640,761	59,065	0.77
Subordinated debentures, notes Payable and FHLB Advances	9,500,000	418,243	4.40	12,142,466	652,616	5.37	15,228,219	690,454	4.53
	193,092,746	3,336,766	1.73	215,069,745	5,032,743	2.34	216,112,933	6,498,815	3.01
Noninterest-bearing deposits	36,100,143			25,027,916			21,694,511
Other liabilities	1,026,725			770,814			703,732
Shareholders’ Equity	35,289			8,096,052			13,657,286
	$230,254,903			$248,964,527			$252,168,462

Net interest income (tax equivalent basis)		7,546,105			7,020,495			6,928,563
Net interest spread on earning assets (tax equivalent basis)			3.28%			2.91%			2.82%
Net interest margin on earning assets (tax equivalent basis)			3.48%			3.06%			3.01%
Average interest-earning assets to average interest-bearing liabilities			112.42%			106.84%			106.58%
Tax equivalent adjustment		49,711			69,184			142,727
Net Interest Income		$7,496,394			$6,951,311			$6,785,836

1 Includes Federal Home Loan Bank Stock.
2 Adjusted to a fully tax equivalent basis.
3 Includes loans held for sale and non-accrual loans.

Rate Volume Analysis
	Year ended December 31, 2011 over 2010			Year ended December 31, 2010 over 2009
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	(2,642)	(2,049)	(593)	15,860	31,472	(15,612)
Securities1,2	(77,857)	102,689	(180,546)	(168,083)	135,911	(303,994)
Loans3	(1,089,868)	(967,582)	(122,286)	(1,221,917)	(989,474)	(232,443)
Net change in interest income	(1,170,367)	(866,942)	(303,425)	(1,374,140)	(822,091)	(552,049)
Increase (decrease) in interest expense
Interest-bearing deposits	(1,459,036)	(299,251)	(1,159,785)	(1,445,006)	(98,756)	(1,346,250)
Federal funds purchased and repurchase agreements	(2,568)	5,790	(8,358)	16,772	10,455	6,317
Subordinated debentures, notes payable and FHLB advances	(234,373)	(127,995)	(106,378)	(37,838)	(153,455)	115,617
Net change in interest expense	(1,695,977)	(421,456)	(1,274,521)	(1,466,072)	(241,756)	(1,224,316)
Net change in net interest income	525,610	(445,486)	971,096	91,932	(580,335)	672,267

Investment Portfolio

	Balance at	Balance at	Balance at
	December 31, 2011	December 31, 2010	December 31, 2009
US Treasury	$4,067,656	$1,011,094	$0
U.S. Government and federal agency	15,572,588	16,908,716	14,495,407
Municipals	2,891,420	3,238,294	7,018,707
Mortgage-backed and collateralized mortgage obligations– residential	12,040,439	15,345,799	5,977,333
	$34,572,103	$36,503,903	$27,491,447

The composition of the investment portfolio is detailed in the table below.

1 Includes Federal Home Loan Bank Stock.
2 Adjusted to a fully tax equivalent basis.
3 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2011	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$2,013,515	$2,054,141	$0	$4,067,656
U.S. Government and federal agency	2,048,589	13,523,999	0	15,572,588
Municipals	503,455	533,595	1,854,370	2,891,420
Mortgage-backed and collateralized mortgage obligations– residential	0	253,089	11,787,350	12,040,439
	$4,565,559	$16,364,824	$13,641,720	$34,572,103
Weighted Average Yield	1.46%	1.69%	2.91%	2.13%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2011.

Issuer	Book Value	Market Value
FNMA	2,974,649	3,175,175
FHLMC	1,903,165	1,974,056
FHLB	5,102,541	5,191,162
FFCB	5,583,519	5,658,397
GNMA	7,379,334	7,457,992
FAMCA	3,581,628	3,596,303
US Treasury Note	4,041,881	4,067,656

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Commercial	$53,168,129	35.5	$58,829,236	35.7	$69,862,430	38.1	$76,623,763	37.4	$86,543,187	37.6
Real estate – Commercial	63,272,641	42.3	67,317,571	40.7	70,504,399	38.5	81,257,794	39.6	92,048,614	40.0
Real estate – Residential	16,942,989	11.3	18,213,954	11.0	18,625,574	10.2	16,275,219	7.9	15,842,205	6.9
Real estate – Construction	0	0.0	1,320,750	0.8	1,518,378	0.8	3,850,176	1.9	6,264,591	2.7
Consumer	16,275,172	10.9	19,562,370	11.8	22,737,046	12.4	27,146,251	13.2	29,520,823	12.8
	149,658,931	100.0	165,243,881	100.0	183,247,827	100.0	205,153,203	100.0	230,219,420	100.0
Less allowance for loan losses	5,299,454		4,791,907		3,782,132		4,350,903		3,602,948

	$144,359,477		$160,451,974		$179,465,695		$200,802,300		$226,616,472

The non-accrual, past due and restructured loans as of the end of each period are reported below.

December 31,	2011		2010		2009		2008	2007
Loans on nonaccrual status	$3,245,000		$7,573,000		$7,649,000		$5,780,000	$4,532,000
Loans 90 days or more past due and accruing interest	26,000		2,000		982,000		80,000	1,485,000
Troubled debt restructuring	9,037,000	1	5,371,000	2	2,658,000	3	0	0
	$12,308,000		$12,946,000		$11,289,000		$5,860,000	$6,017,000

1 Includes $3,464,000 of loans that are on nonaccrual status at December 31, 2011.
2 Includes $672,000 of loans that are on nonaccrual status at December 31, 2010.
3 Includes $469,000 of loans that are on nonaccrual status at December 31, 2009.

Loan Portfolio (continued)

Included below is the 2011 interest information on impaired loans.

2011
Average of impaired loans during the year	$14,478,463
Interest income recognized during impairment	299,173
Cash-basis interest income recognized	248,814

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
Beginning Balance	$4,791,907	$3,782,132	$4,350,903	$3,602,948	$2,549,016
Charge-offs
Commercial	(541,494)	(1,126,177)	(2,392,214)	(530,211)	(647,238)
Real Estate - Commercial	(1,294,273)	(3,028,701)	(449,975)	(277,663)	(85,039)
Real Estate - Residential	(77,060)	(166,213)	0	(52,453)	0
Real Estate - Construction	0	0	0	0	0
Consumer	(248,953)	(769,047)	(386,378)	(400,524)	(188,707)
	(2,161,780)	(5,090,138)	(3,228,567)	(1,260,851)	(920,984)
Recoveries
Commercial	91,000	31,868	29,378	30,293	8,862
Real Estate - Commercial	49,486	317	150	0	0
Real Estate - Residential	0	0	0	0	0
Real Estate - Construction	0	0	0	0	0
Consumer	45,201	42,953	22,625	34,537	34,091
	185,687	75,138	52,153	64,830	42,953
Net Charge-offs	(1,976,093)	(5,015,000)	(3,176,414)	(1,196,021)	(878,031)
Provision charged against operating expense	2,483,640	6,024,775	2,607,643	1,943,976	1,931,963
Ending Balance	$5,299,454	$4,791,907	$3,782,132	$4,350,903	$3,602,948

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Balance at End of Period
Applicable To:
Commercial	$2,197,755	35.5%	$1,218,865	35.7%	$1,529,470	38.1%	$2,640,269	37.4%	$1,687,805	37.6%
Real estate – Commercial	2,498,310	42.3	2,896,177	40.7	1,828,022	38.5	1,237,913	39.6	1,331,132	40.0
Real estate – Residential	193,388	11.3	123,391	11.0	91,532	10.2	104,033	7.9	129,906	6.9
Real estate – Construction	0	0.0	6,872	0.8	17,461	0.8	49,667	1.9	89,672	2.7
Consumer	410,001	10.9	546,602	11.8	315,647	12.4	319,021	13.2	364,433	12.8
Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0
Total	$5,299,454	100.0%	$4,791,907	100.0%	$3,782,132	100.0%	$4,350,903	100.0%	$3,602,948	100.0%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses and for a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 15 through 26 of the 2011 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average Balance 2011	Average Rate 2011	Average Balance 2010	Average Rate 2010	Average Balance 2009	Average Rate 2009
Non Interest Bearing Demand	$36,100,143	N/A	$25,027,916	N/A	$21,694,511	N/A
Interest Bearing Demand	39,751,169	0.42%	52,187,867	0.39%	47,097,872	1.49%
Savings	9,895,229	0.32	8,819,475	0.31	9,964,155	1.51
Time Deposits	124,319,964	2.13	133,006,507	3.06	136,181,926	4.63
Total	$210,066,505	1.64%	$219,041,765	2.22%	$214,938,464	3.83%

The Company had no foreign banking offices at December 31, 2011.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2011.

	Within Three Months	Over Three Through Six Months	Over Six Through Twelve Months	Over Twelve Months	Total
Time Deposits > $100,000	$5,238,252	$6,209,801	$3,392,981	$1,832,185	$16,673,219

Short-term Borrowings

On December 31, 2011, 2010, and 2009 the consolidated short-term borrowings of the Company consisted of repurchase agreements, but no federal funds purchased. Federal funds purchased are overnight borrowings from various correspondent banks. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This liability is secured by Bank owned securities, which are pledged on behalf of the repurchase account holders.

Details of the Company’s holdings at the specified year-ends are as follows:

	Repurchase Agreements	Borrowings from FRB	Borrowings from FHLB
Outstanding at December 31, 2011	$7,814,745	$0	$0
Average interest rate at year end	0.71%	0.00%	0.00%
Average balance during year	9,626,125	0	260
Average interest rate during year	0.76%	0.00%	0.45%
Maximum month end balance during year	11,986,254	0	0

Outstanding at December 31, 2010	$7,460,795	$0	$0
Average interest rate at year end	0.72%	0.00%	0.00%
Average balance during year	8,598,005	315,425	0
Average interest rate during year	0.86%	0.50%	0.00%
Maximum month end balance during year	10,132,049	0	0

Outstanding at December 31, 2009	$7,000,327	$0	$0
Average interest rate at year end	0.66%	0.00%	0.00%
Average balance during year	7,489,802	150,959	0
Average interest rate during year	0.78%	0.50%	0.00%
Maximum month end balance during year	10,393,960	2,120,000	0

Interest  Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2011 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 22 through 32 of the 2011 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

In October 2006, the Bank finalized the purchase of vacant land located on Apple Avenue at Quarterline in the City of Muskegon. The purchase price of the property was $721,000. The land is anticipated to be sold in the first half of 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption “Stock Information” on page 86 of the 2011 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

There were no sales of unregistered securities or repurchases of Company stock that are required to be reported here.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 6 of the 2011 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP, dated March 28, 2012, in the 2011 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 28, 2012

/s/ Heather D. Brolick
Heather D. Brolick President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh Senior Vice President, Chief Financial Officer and Treasurer

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors, Nominees and Executive Officers

Information about our directors, nominees as a director, and executive officers is set forth below. Each continuing member of our Board of Directors is also a director of the Bank. There are no family relationships among any of our directors and executive officers.

Name, Age, and Position with the Company and the Bank	Has Served As Director Since	Year When Term As a Director Expires
Class I Directors
Gary F. Bogner, 69, Director, Non-officer Chairman of the Boards of the Company and the Bank	1998	2014
Robert L. Chandonnet, 67, Director, Non-officer Vice Chairman of the Boards of the Company and the Bank	1998	2014
Class II Directors
Steven P. Moreland, 55, Director	2006	2012
Julie K. Greene, 53, Director	2011	2012
Class III Directors
Heather D. Brolick, 52, Director, President and Chief Executive Officer of the Company and the Bank	2006	2013
Bruce J. Essex, 62, Director	1998	2013
Executive Officers (Who Are Not Also Directors)
Tracey A. Welsh, 46, Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank
John M. Clark, 50, Senior Vice President and Secretary of the Company, Senior Vice President, Commercial Loan Department Head and Secretary of the Bank

Our executive officers are generally elected each year at the annual meeting of our Board of Directors that follows the annual meeting of our shareholders. Their terms of office are at the discretion of our Board of Directors.

The factual information below for each director and for each executive officer has been provided by that person. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that each should serve on our Board, in light of our business and structure, was determined by our Board or its Governance Committee.

Gary F. Bogner (Director and Non-Officer Chairman of the Boards of the Company and the Bank) is a lifelong resident of Muskegon County. Mr. Bogner has been engaged in the business of real estate development since 1973, and during the past 26 years has also engaged in a number of commercial enterprises and served them in various director and officer positions. During 2001 and 2002, Mr. Bogner also served as President and a director of Safari Club International and Safari Club International Foundation, which are hunting and wildlife organizations. In addition, during the period from 1967 to 1983, Mr. Bogner was an airline captain with Northwest Airlines, and from 1978 to 1982 was an executive officer of the Airlines Pilot Association. We determined that Mr. Bogner should be a member of our Board based on a number of factors. Mr. Bogner has many years of experience in real estate development, and has been involved in setting up and operating many other businesses. He has demonstrated valuable leadership skills as Chairman of our Board.

Heather D. Brolick (President, Chief Executive Officer and a Director of the Company and the Bank) has over 31 years of commercial banking experience. Ms. Brolick has served as President and Chief Executive Officer of the Company and the Bank since 2006. From 1998 until 2006, Ms. Brolick served as Senior Vice President of the Company, and served as Secretary of the Company from 2000 through April of 2007. From 2003 until 2006, Ms. Brolick served as President and Chief Operating Officer of the Bank, and from 1999 until 2003, served as Senior Vice President Retail Lending and Operations of the Bank. Ms. Brolick served as Secretary of the Bank from 2000 through April of 2007. Ms. Brolick joined the Board of Directors of the Bank in 2003 and the Board of Directors of the Company in 2006. Ms. Brolick is the past Board President and current Resource Committee Member of Harbor Hospice and is Board Chairman and Ambassador Emeritus of The Chamber of Commerce Grand Haven, Spring Lake and Ferrysburg.  Ms Brolick is also a member of Mercy Health Partners’ Women for Health. Ms. Brolick’s broad range of experience in substantially all aspects of community banking, together with her well developed leadership skills and service as our President and Chief Executive Officer, led us to conclude that she should serve on our Board.

Robert L. Chandonnet (Director and Non-officer Vice Chairman of the Boards of the Company and the Bank) is the owner and President of The Nugent Sand Company, Inc. (“Nugent Sand”), which provides foundry sand to many foundries in the Great Lakes Region. Mr. Chandonnet has worked in the foundry industry since 1966. He began working at Nugent Sand as Sales Manager in 1980, and progressed to President of Nugent Sand in 1989. Mr. Chandonnet purchased Nugent Sand from the prior owners in 1989. He is a member of the National Industrial Sand Association, American Foundry Society, and Muskegon Country Club. Mr. Chandonnet’s many years of experience leading a foundry sand business, and his involvement in many charitable and non-profit organizations in the local community led us to conclude that he should be a member of our Board.

Bruce J. Essex (Director) is Chairman of Port City Die Cast. From 1982 until 2001, Mr. Essex owned and operated the Port City Group, a group of companies including Port City Die Cast, Port City Metal Products, Muskegon Castings Corp., and Mirror Image Tool. Mr. Essex has over 40 years experience in the die casting industry. He is a principal in Port City Custom Plastics and Port City Castings Corporation, and serves as a Director on the Boards of Reid Tool, and Supreme Machines. He is also a principal in Buck Snort Products, a rustic hardware and furnishings retail store, and Snow Protect, a manufacturer of snow retention products. We determined that Mr. Essex should be a member of our Board based on his many years of experience leading and operating successful die casting businesses, and his relationships in the business community.

Julie K. Greene (Director) is Chief Executive Officer of Muskegon SC, LLC, doing business as Muskegon Surgery Center, and has served in that position since 2009. Muskegon Surgery Center is a free standing surgical facility jointly owned by several Muskegon area physicians and Mercy Health Partners. From 2004 until 2009, she served as the Executive Director of Grand Valley Health Management, Inc. and Grand Valley Surgical center, LLC. Ms. Greene serves as the President of St. Thomas Educational Foundation, is past President and a member of Michigan Ambulatory Surgery Association, a member of Ambulatory Surgery Center Association, member of the National Medical Group Management Association and Michigan Medical Group Management Association. Ms. Greene’s considerable experience in the health care field and an extensive familiarity with regulations, audit requirements and compliance, as well as her professional management and leadership skills were major factors in our determination that she should be a member of our Board.

Steven P. Moreland (Director) is President and Chief Executive Officer of Automatic Spring Products Corporation (“ASPC”) in Grand Haven, and has served in that position since 1996. From 1987 to 1996, he served as Vice President of Engineering for ASPC. ASPC is a technology focused high volume manufacturer of custom designed compression, extension, and torsion springs, wire forms, flat springs, stampings, spring and shim washers, and assemblies. Mr. Moreland has served on the Board of Directors of ASPC since 1985, and as President of its Board since 1997. He currently serves as Site Committee Chairman of the Spring Manufacturer’s Institute, and as both a Board member and Executive Committee member for First Priority of the Lakeshore, Lakeside Spring Company, and Spring Manufacturer’s Institute. He also serves on the Grand Haven Township IFT Sub-Committee, Northwest Ottawa County Manufacturer’s Council Steering Committee, and Johnson Controls Inc. Supplier Council. Mr. Moreland is active in the Grand Haven community and has been involved in AYSO Kids Soccer Teams, TCKL Kids Baseball Teams, and YBL Kids Basketball Teams. We determined that Mr. Moreland should be a member of our Board based on a number of factors. Mr. Moreland has many years of experience leading a custom spring manufacturing business. His involvement in a number of organizations in the Grand Haven community is also valuable to us.

Tracey A. Welsh (Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank) is a certified public accountant and has 22 years of bank accounting experience. Ms. Welsh joined the Company in 1998, before its initial public offering. She served as Controller of the Bank from early 1999, when the Bank commenced operations, until January of 2002. From 2002 through November of 2003, Ms. Welsh served as Vice President, Chief Financial Officer and Treasurer of the Company and Vice President and Chief Financial Officer of the Bank; and since November of 2003 has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. Ms. Welsh has also served as Treasurer of the Bank since 2007. She is a member of the AICPA and serves on the Michigan Bankers Association’s Funds Management Committee. Ms. Welsh is the Treasurer and a Board member of the Humane Society of West Michigan, the Treasurer and a Board member of the Timberland Charter Academy in Muskegon, and a member of the Advisory Committee of Mercy Health Partners Life Counseling of Muskegon.

John M. Clark (Senior Vice President and Secretary of the Company and Senior Vice President, Commercial Loan Department Head, and Secretary of the Bank) has over 12 years of commercial banking experience. Mr. Clark joined the Bank in 2006 as a Vice President in the Commercial Loan Department. He served as a commercial lender for the Bank until 2008 when he assumed the additional role of Commercial Loan Department Head for the Bank. In 2009, Mr. Clark was promoted to his present positions of Senior Vice President, Commercial Loan Department Head and Secretary of the Bank, and Senior Vice President and Secretary of the Company. From 1991 to 2006, prior to joining the Bank, Mr. Clark served as President of Barrett-Clark, Incorporated, a remanufacturer of automotive parts and a producer of wood products. Mr. Clark is a Board member of the Tri-Cities Youth Soccer Organization and Harbor Hospice.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more that 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.  Based on a review of filings, we believe that all reports required to be filed under Section 16(a) for 2011 were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table provides information regarding the compensation earned by the named executive officers for the year ended December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Heather D. Brolick	2011	195,300	0	0	0	0	0	942	196,242
President and, Chief Executive Officer of the Company and the Bank	2010	195,300	0	0	0	0	0	944	196,244
John M. Clark	2011	115,000	0	0	0	0	0	499	115,499
Vice President and Secretary of the Company, Senior Vice President and, Commercial Loan Department Head of the Bank	2010	106,554						304	106,858
Tracey A. Welsh	2011	129,300	0	0	0	0	0	377	129,677
Senior Vice President, Chief Financial Officer and Treasurer of the Company, Senior Vice President and Chief Financial Officer of the Bank	2010	129,300	0	0	0	0	0	252	129,552

_________
(1)
Consists of the matching contribution made by the Bank to the named executive officer’s 401(k) plan account, group term life insurance premiums paid by the Bank on behalf of the named executive officers and nominal product sales referral incentive.

Base Salary and Bonus

Consistent with our objective of attracting and retaining highly qualified and experienced employees, we establish base salary ranges for our executive officers that are intended to be slightly above the market for comparable positions.  Base salary data for comparable industry positions are reviewed annually from survey data obtained from the Michigan Bankers Association and Crowe Horwath’s Financial Institutions Compensation Surveys.  The SNL Executive Compensation Review is used biannually for comparative evaluation to like-sized companies located in surrounding Midwestern states and Michigan.

Employment Agreements

We do not have employment agreements or change in control agreements with any of our executive officers or other employees.

401(k) Plan

Our executive officers and most of our employees are eligible to participate in our 401(k) plan.  For 2009, through May 31, we provided for each eligible participant a matching contribution to the plan.  The matching contribution was equal to 100% of the first 3%, and 50% of the next 3%, of the amount of compensation that the participant contributed to the plan.  All matching contributions are 100% vested when contributed to the plan.  We may also make additional discretionary matching contributions or a discretionary profit-sharing contribution to the plan.  To help reduce our compensation expenses, we suspended our matching contribution effective June 1, 2009. We have not made any matching or profit-sharing contribution to the plan since 2009.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information as of December 31, 2011 regarding equity awards, including unexercised stock options, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Heather D. Brolick	10,000	0	0	10.00	7/30/12	0	0	0	0
Tracey A. Welsh	7,500	0	0	10.00	9/24/12	0	0	0	0
John M. Clark	0	0	0	0	N/A	0	0	0	0
___________
(1)
The options for 10,000 shares granted to Ms. Brolick vested in four installments over a three year period at the rate of 2,500 shares per year, commencing on the July 31, 2002 grant date. The option for 7,500 shares granted to Ms. Welsh vested in four installments over a three year period at the rate of 1,875 shares per year, commencing on the July 31, 2002 grant date.

Director Compensation for 2011

The following table provides information about the compensation of our directors for the year ended December 31, 2011.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary F. Bogner	0	0	0	0	0	0	0
Robert L. Chandonnet	0	0	0	0	0	0	0
Bruce J. Essex	0	0	0	0	0	0	0
Steven P. Moreland	0	0	0	0	0	0	0
Julie K. Greene	0	0	0	0	0	0	0

(1)
Our President and Chief Executive Officer, Ms. Brolick, who is also a director, has been omitted from this table because she received no special compensation for serving on our Board of Directors. Her compensation is included in the Summary Compensation Table.

(2)
No option awards were made to our directors during 2011. As of December 31, 2011, our current directors held the following option awards to acquire our common stock: Messrs. Bogner, Chandonnet, and Essex two option awards each, covering for each an aggregate of 4,000 shares; Mr. Moreland and Ms. Greene did not hold any option awards as of December 31, 2011.

Compensation Arrangements for Non-Employee Directors

Each of our current directors is also a director of the Bank, which is a wholly owned subsidiary of the Company. Our Directors received no compensation in 2011 and are expected to receive no compensation in 2012. The Compensation Committee of our Board of Directors reviews director compensation at least annually, and recommends to our Board of Directors for approval any changes that the Compensation Committee deems appropriate.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock by each person known to us to own beneficially more than 5% of our outstanding shares of common stock as of February 13, 2012.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent of Class Beneficially Owned
Gordon H. Girod Trust and its trustees, Norma J. Girod, Stephen J. Girod and Gerald J. Girod 3677 Lakeshore Drive North Holland, Michigan 49424 (1)	100,000	6.8%

Bruce J. Essex 1985 E. Laketon Avenue Muskegon, Michigan 49442 (2)	81,362	5.5%

Steven R. Bolhuis, Sr. 1241 Keating Avenue Muskegon, Michigan 49443 (3)	75,000	5.1%
___________
(1)
This information is based on a Schedule 13G filed by the Gordon H. Girod Trust and its trustees, Norma J. Girod, Stephen J. Girod and Gerald J. Girod, and subsequently confirmed by one of the trustees. The Schedule 13G discloses that the trust has sole voting and dispositive power for these 100,000 shares, and that each of the trustees has shared voting and dispositive power for these 100,000 shares. The Schedule 13G discloses the address set forth in the table for the trust and Mr. Gerald Girod, for Mrs. Norma Girod, 2207 Lanco Drive N.W., Grand Rapids, Michigan 49504, and for Mr. Stephen Girod, 673 Lakeside Drive, Macatawa, Michigan 49434.

(2)
This information is based on a Schedule 13G filed by Bruce J. Essex, who is a member of our Board of Directors, on February 16, 2010, and subsequently confirmed with Mr. Essex. The Schedule 13G discloses that Mr. Essex has sole voting and dispositive power for 23,595 of these shares, and shared voting and dispositive power for 57,767 of these shares.

(3)	This information is based upon information provided by Mr. Bolhuis. Mr. Bolhuis has advised that he has sole voting and dispositive power for these shares.

The following table presents information regarding the beneficial ownership of our common stock, as of February 13, 2012, by each of our directors and our executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group.
Name of Beneficial Owner	Amount Beneficially Owned (1)		Percent of Class Beneficially Owned (6)
Gary F. Bogner•	64,130		4.4%
Heather D. Brolick•	21,910	(2)	1.5%
Robert L. Chandonnet•	67,630		4.6%
Bruce J. Essex•	81,362	(3)	5.5%
Julie K. Greene•	0		*
Steven P. Moreland•	0		*
John M. Clark	0		*
Tracey A. Welsh	13,421	(4)	*
All directors and executive officers as a group	248,453	(5)	16.6%
(8 persons)
___________
•	Member of our Board of Directors.
*	Less than one percent.

(1)
The number of shares beneficially owned includes any shares over which the person has sole or shared voting power or investment power and also any shares that the person can acquire within 60 days of February 13, 2012 through the exercise of any stock options or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) over the shares set forth in the table. For each person, the number of shares included in the table because the person has options to acquire the shares is set forth below.

Name	Shares	Name	Shares	Name	Shares
Mr. Bogner	4,000	Mr. Clark	0	Mr. Moreland	0
Ms. Brolick	10,000	Mr. Essex	4,000	Ms. Welsh	7,500
Mr. Chandonnet	4,000	Ms. Greene	0

(2)	Includes 9,410 shares that Ms. Brolick owns under the Bank’s 401(k) plan.
(3)	Includes 6,250 shares owned by Port City Die Cast, a corporation solely owned by Mr. Essex, and 767 shares owned by Mr. Essex’s spouse.
(4)	Includes 5,811 shares that Ms. Welsh owns under the Bank’s 401(k) plan.
(5)
Includes 29,500 shares that such persons have the right to acquire within 60 days of February 13, 2012 pursuant to our 1998 Employee Stock Option Plan or Director Stock Option Plans, and 15,221 shares that such persons own under the Bank’s 401(k) plan.

(6)
The percentages shown are based on the 1,468,800 shares of our common stock outstanding as of February 13, 2012, plus the number of shares that the named person or group has the right to acquire within 60 days of February 13, 2012. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares that the person or group has the right to acquire within 60 days after February 13, 2012 are deemed to be outstanding with respect to such person or group but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

Equity Plan Compensation Information

The following table summarizes information, as of December 31, 2011, relating to the Company's compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	42,800	$10.69	115,000(2)

Equity compensation plans not approved by security holders	-	-	-

Total	42,800	$10.69	115,000(2)
___________
(1)	The plans referred to are the Company's Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.
(2)	Includes 60,000 shares of restricted stock available for issuance pursuant to the Company’s Executive Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Director Independence

A majority of our Board of Directors is independent, as that term is defined in the rules of The Nasdaq Stock Market (“Nasdaq”). In March of 2012, our Board of Directors reviewed the independence of our directors and determined that each of our directors is independent as defined by applicable Nasdaq rules, with the exception of Ms. Brolick. In making this determination, our Board of Directors has concluded that none of the independent directors has a relationship that in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Ms. Brolick is not considered independent because she is one of our executive officers.

Transactions with Related Persons

The Bank has had, and expects in the future to have, loan transactions in the ordinary course of business with our directors, executive officers, or their immediate family, or companies they have a material interest in, on substantially the same terms as those prevailing for comparable transactions with others. All such transactions (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees for professional services of Crowe Horwath LLP for audit and other services they provided to the Company for 2011 and 2010.

	2011	2010

Audit Fees (1)	$75,500	$73,000
Audit-Related Fees (2)	400	9,060
Tax Fees (3)	400	2,900
All Other Fees (4)	195	785
___________
(1)
Includes the aggregate fees billed for professional services rendered by Crowe Horwath LLP for 2011 and 2010 for the audit of the Company’s annual financial statements and review of financial statements included in the quarterly reports on Form 10-Q.

(2)
Includes additional fees billed for consultation regarding other real estate owned for 2011 and review of impaired loans, allowance for loan losses, other real estate owned and regulatory matters for 2010.

(3)	Principally tax compliance services for 2011 and 2010.
(4)	Compensation survey for 2011 and principally deferred tax asset valuation review services for 2010.

The Audit Committee’s policy is to pre-approve all audit services and non-audit services that are to be performed for the Company by its independent auditors. This duty has not been delegated to any one or more designated members of the Audit Committee. All of the services described in the table above were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The following financial statements and report of independent registered public accounting firm of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 28, 2012 – Crowe Horwath LLP

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Income – Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010

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

_________________________
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

_________________________
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
_________________________
* Management contract or compensatory plan or arrangement.

10.22
Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.23
Purchase Agreement entered into effective May 18, 2011, between Community Shores Bank, as Seller, and Velmeir Acquisition Services, LLC as Buyer, relating to vacant land in the County of Muskegon, is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 24, 2011 (SEC file no. 000-51166).

13
2011 Annual Report to Shareholders of the Company.  Except for the portions of the 2011 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2011 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

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
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements*

_________________________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick
Heather D. Brolick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2012.

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
Bruce J. Essex , Director

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

_________________________
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

_________________________
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

10.23
Purchase Agreement entered into effective May 18, 2011, between Community Shores Bank, as Seller, and Velmeir Acquisition Services, LLC as Buyer, relating to vacant land in the County of Muskegon, is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed May 24, 2011 (SEC file no. 000-51166).

13
2011 Annual Report to Shareholders of the Company.  Except for the portions of the 2011 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2011 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

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
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements*

_________________________
*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.