Form 10-Q
period 2012-03-31
COMMUNITY SHORES BANK CORP
filed 2012-05-15
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________________________     to    _______________________________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                 [ x ]  Yes      [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                        [ x ]  Yes      [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[ x ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ]  Yes      [ x ]  No

At May 1, 2012, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$3,258,857	$2,426,142
Interest-bearing deposits in other financial institutions	26,457,803	6,493,426
Total cash and cash equivalents	29,716,660	8,919,568
Securities available for sale (at fair value)	37,546,785	34,572,103
Loans held for sale	6,122,922	5,534,983
Loans	135,379,161	149,658,931
Less: Allowance for loan losses	4,434,103	5,299,454
Net loans	130,945,058	144,359,477
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	10,310,225	10,404,865
Accrued interest receivable	670,461	746,143
Foreclosed assets	3,092,645	3,276,838
Other assets	564,278	386,524
Total assets	$219,419,834	$208,651,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$41,356,293	$33,281,198
Interest-bearing	158,817,537	158,264,038
Total deposits	200,173,830	191,545,236
Federal funds purchased and repurchase agreements	10,071,867	7,814,745
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	1,200,913	1,211,702
Total liabilities	220,946,610	210,071,683
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(15,148,532)	(15,084,431)
Accumulated other comprehensive income	325,065	367,358
Total shareholders’ equity	(1,526,776)	(1,420,382)
Total liabilities and shareholders’ equity	$219,419,834	$208,651,301

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest and dividend income
Loans, including fees	$2,153,005	$2,565,081
Securities	172,022	214,163
Federal funds sold, FHLB dividends and other income	14,907	17,445
Total interest income	2,339,934	2,796,689
Interest expense
Deposits	404,273	811,595
Repurchase agreements, federal funds purchased, and other debt	17,390	11,502
Federal Home Loan Bank advances and notes payable	107,979	102,890
Total interest expense	529,642	925,987
Net Interest Income	1,810,292	1,870,702
Provision for loan losses	75,035	704,505
Net Interest Income After Provision for Loan Losses	1,735,257	1,166,197
Non-interest income
Service charges on deposit accounts	164,210	176,813
Mortgage loan referral fees	3,279	0
Gain on sale of loans	38,089	157,560
Gain on sale of securities	2,856	0
Loss on sale of foreclosed assets	(48,797)	(799)
Other	142,009	185,936
Total non-interest income	301,646	519,510
Non-interest expense
Salaries and employee benefits	969,764	1,025,340
Occupancy	162,843	181,361
Furniture and equipment	101,171	132,486
Advertising	13,880	9,345
Data processing	133,519	132,406
Professional services	75,652	94,838
Foreclosed asset impairment	91,142	167,866
Other	553,033	676,284
Total non-interest expense	2,101,004	2,419,926
Loss Before Federal Income Taxes	(64,101)	(734,219)
Federal income tax expense (benefit)	0	0
Net Loss	$(64,101)	$(734,219)
Weighted average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800
Basic loss per share	$(0.04)	$(0.50)
Diluted loss per share	$(0.04)	$(0.50)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net loss	$(64,101)	$(734,219)

Other comprehensive income (loss):
Unrealized holding gains and (losses) on available for sale securities	(39,437)	30,186
Less reclassification adjustments for gains later recognized in income	(2,856)	0
Net unrealized gain (loss)	(42,293)	30,186
Tax effect	0	0
Total other comprehensive income (loss)	(42,293)	30,186

Comprehensive loss	$(106,394)	$(704,033)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Shares	Common Stock	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Net loss			(734,219)		(734,219)
Other comprehensive income				30,186	30,186

Balance at March 31, 2011	1,468,800	$13,296,691	$(13,351,241)	$196,304	$141,754

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net loss			(64,101)		(64,101)
Other comprehensive loss				(42,293)	(42,293)

Balance at March 31, 2012	1,468,800	$13,296,691	$(15,148,532)	$325,065	$(1,526,776)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net loss	$(64,101)	$(734,219)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	75,035	704,505
Depreciation and amortization	100,952	133,711
Net amortization of securities	74,320	63,444
Net realized gain on sale of securities	(2,856)	0
Net realized gain on sale of loans	(38,089)	(157,560)
Net realized loss on sale of foreclosed assets	48,797	799
Foreclosed asset impairment	91,142	167,866
Originations of loans for sale	(2,748,439)	(7,327,907)
Proceeds from loan sales	2,198,589	5,736,541
Net change in:
Accrued interest receivable and other assets	(102,072)	(36,188)
Accrued interest payable and other liabilities	(10,789)	36,413
Net cash used in operating activities	(377,511)	(1,412,595)
Cash flows from investing activities
Activity in available for sale securities:
Sales	257,997	0
Maturities, prepayments and calls	1,812,955	3,920,664
Purchases	(5,159,391)	(3,033,086)
Loan originations and payments, net	13,040,756	2,219,028
Additions to premises and equipment, net	(6,312)	245
Proceeds from the sale of foreclosed assets	342,882	7,760
Net cash from investing activities	10,288,887	3,114,611
Cash flows from financing activities
Net change in deposits	8,628,594	4,171,263
Net change in federal funds purchased and repurchase agreements	2,257,122	946,836
Net cash from financing activities	10,885,716	5,118,099
Net change in cash and cash equivalents	20,797,092	6,820,115
Beginning cash and cash equivalents	8,919,568	23,639,873
Ending cash and cash equivalents	$29,716,660	$30,459,988
Supplemental cash flow information:
Cash paid during the period for interest	$423,361	$837,003
Transfers from loans to foreclosed assets	298,628	687,717
Foreclosed asset sales financed by the Company	0	20,890

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three months ended March 31, 2012 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended March 31, 2012 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2011. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  For public companies, the amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this new guidance was disclosure-related only and had no impact on the Company’s results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  For public companies, the amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The Company adopted this amendment by adding a consolidated statement of comprehensive income immediately following the consolidated statements of income.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank has been deemed undercapitalized since December 31, 2010 according to regulatory capital standards. At that time, the Bank had a total risk-based capital ratio of 7.06%. At March 31, 2012, the Bank had a total risk-based capital ratio of 6.88%. The Bank remains undercapitalized as of that date.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of March 31, 2012.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND RECENT DEVELOPMENTS (Continued):

The Company’s main liquidity resource is its cash account balance which, as of March 31, 2012, was approximately $52,000. The Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted on April 5, 2012 increasing the number of shareholders of record to 1,200 below which a bank holding company may suspend its duty to file reports and terminate registration of its securities under Section 12(g) of the Exchange Act. Since the Company has less than 1,200 shareholders of record and it has limited cash to continue fulfilling its reporting obligation, Management and the Board of Directors are considering deregistration.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last eight contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at March 31, 2012, the total interest due Fifth Third was $533,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank are expected to continue.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        2.     SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at March 31, 2012 and at December 31, 2011:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasury	$5,551,640	$26,485	$0	$5,578,125
US Government and federal agency	17,944,396	227,461	(15,555)	18,156,302
Municipals	2,765,665	106,996	0	2,872,661
Mortgage-backed and collateralized mortgage obligations– residential	10,639,121	308,528	(7,952)	10,939,697
	$36,900,822	$669,470	$(23,507)	$37,546,785

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasury	$4,041,881	$25,775	$0	$4,067,656
US Government and federal agency	15,341,362	239,037	(7,811)	15,572,588
Municipals	2,767,463	123,957	0	2,891,420
Mortgage-backed and collateralized mortgage obligations– residential	11,733,141	317,565	(10,267)	12,040,439
	$33,883,847	$706,334	$(18,078)	$34,572,103

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at March 31, 2012:

	Amortized Cost	Fair Value
Due in one year or less	$6,022,798	$6,055,398
Due from one to five years	16,809,817	17,042,721
Due from five to ten years	3,429,086	3,508,969
Due in more than ten years	0	0

Mortgage-backed and collateralized mortgage obligations – residential	10,639,121	10,939,697
	$36,900,822	$37,546,785

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    2.      SECURITIES AVAILABLE FOR SALE (Continued):

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government and federal agency	$2,624,205	$(15,555)	$0	$0	$2,624,205	$(15,555)
Mortgage-backed and collateralized mortgage obligations - residential	875,538	(1,755)	1,154,790	(6,197)	2,030,328	(7,952)
	$3,499,743	$(17,310)	$1,154,790	$(6,197)	$4,654,533	$(23,507)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Government and federal agency	$2,060,693	$(7,811)	$0	$0	$2,060,693	$(7,811)
Mortgage-backed and collateralized mortgage obligations - residential	817,615	(4,240)	1,215,921	(6,027)	2,033,536	(10,267)
	$2,878,308	$(12,051)	$1,215,921	$(6,027)	$4,094,229	$(18,078)

There was one security sold in the first three months of 2012. Management chose to remove the security from the portfolio because it no longer complied with the Bank’s internal investment policy. Proceeds from the sale were $257,997 resulting in a realized gain of $2,856. There were no sales of securities for the three months ended March 31, 2011.

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    2.      SECURITIES AVAILABLE FOR SALE (Continued):

At March 31, 2012, eight debt securities had unrealized losses with aggregate depreciation of 0.50% from the amortized cost basis. All eight securities are issued by a government agency. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At March 31, 2012, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 0.39% of amortized cost at March 31, 2012. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

3.      LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	March 31, 2012	December 31, 2011
Commercial	$42,811,031	$50,062,289
Commercial Real Estate:
General	54,044,281	59,985,723
Construction	6,083,460	6,425,041
Consumer:
Lines of credit	12,871,522	13,376,689
Other	2,194,639	2,370,625
Credit card	517,099	527,858
Residential	16,896,567	16,942,989
	135,418,599	149,691,214
Less: Allowance for loan losses	(4,434,103)	(5,299,454)
Net deferred loan fees	(39,438)	(32,283)
Loans, net	$130,945,058	$144,359,477

Loans held for sale totaled $6,122,922 at March 31, 2012 and $5,534,983 at December 31, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended March 31, 2012 and 2011 by portfolio segment:

Three Months Ended March 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(188,792)	(762,700)	(14,788)	0	0	(966,280)
Recoveries	8,109	0	17,785	0	0	25,894
Provision for loan losses	9,114	(137,025)	100,262	12,613	90,071	75,035
Ending balance	$1,138,063	$2,486,708	$513,260	$206,001	$90,071	$4,434,103

Three Months Ended March 31, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(134,701)	(88,238)	(60,458)	0	(283,397)
Recoveries	27,648	3,498	11,707	0	42,853
Provision for loan losses	49,094	393,603	133,464	128,344	704,505
Ending balance	$1,160,906	$3,205,039	$631,316	$258,607	$5,255,868

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$494,640	$1,547,031	$146,944	$130,567	$0	$2,319,182
Collectively evaluated for impairment	643,423	939,677	366,316	75,434	0	2,024,850
Unallocated	0	0	0	0	90,071	90,071
Total ending allowance balance	$1,138,063	$2,486,708	$513,260	$206,001	$90,071	$4,434,103

Loans:
Individually evaluated for impairment	$4,381,639	$8,277,290	$377,437	$862,887	$0	$13,899,253
Collectively evaluated for impairment	38,478,495	52,283,244	15,251,807	16,111,223	0	122,124,769
Total ending loans balance	$42,860,134	$60,560,534	$15,629,244	$16,974,110	$0	$136,024,022

December 31, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$466,001	$2,312,396	$109,309	$103,393	$2,991,099
Collectively evaluated for impairment	843,631	1,074,037	300,692	89,995	2,308,355
Total ending allowance balance	$1,309,632	$3,386,433	$410,001	$193,388	$5,299,454

Loans:
Individually evaluated for impairment	$3,930,572	$11,063,154	$274,700	$595,598	$15,864,024
Collectively evaluated for impairment	46,310,136	55,826,461	16,025,489	16,429,725	134,591,811
Total ending loans balance	$50,240,708	$66,889,615	$16,300,189	$17,025,323	$150,455,835

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011.  For purposes of this disclosure, the Company reports unpaid principal balance net of partial charge-offs.

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three Months Average Recorded Investment	Three Months Interest Income Recognized	Three Months Cash Basis Interest Recognized
With no related allowance recorded:
Commercial	$2,913,456	$2,908,723	$0	$2,718,618	$13,805	$11,080
Commercial Real Estate:
General	1,885,038	1,884,593	0	2,228,041	2,432	2,426
Construction	403,092	403,092	0	393,109	0	0
Consumer:
Lines of credit	42,148	42,061	0	58,583	490	284
Other	20,418	20,418	0	20,455	0	0
Credit card	0	0	0	0	0	0
Residential	184,010	184,498	0	184,987	501	501
Subtotal	$5,448,162	$5,443,385	$0	$5,603,793	$17,228	$14,291

With an allowance recorded:
Commercial	$1,468,183	$1,467,605	$494,640	$3,866,728	$8,255	$8,036
Commercial Real Estate:
General	4,028,693	4,021,707	420,107	2,050,063	42,808	11,137
Construction	1,960,467	1,960,467	1,126,924	1,960,467	0	0
Consumer:
Lines of credit	202,948	202,660	60,660	179,288	1,545	1,545
Other	109,811	109,643	84,172	110,363	485	485
Credit card	2,112	2,112	2,112	704	0	0
Residential	678,877	677,353	130,567	520,004	4,807	3,556
Subtotal	$8,451,091	$8,441,547	$2,319,182	$8,687,617	$57,900	$24,759
Total	$13,899,253	$13,884,932	$2,319,182	$14,291,410	$75,128	$39,050

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Twelve Months Average Recorded Investment	Twelve Months Interest Income Recognized	Twelve Months Cash Basis Interest Recognized
With no related allowance recorded:
Commercial	$2,591,467	$2,589,356	$0	$3,511,753	$55,237	$55,237
Commercial Real Estate:
General	4,388,271	4,377,406	0	3,265,902	123,083	107,620
Construction	227,842	227,842	0	511,659	0	0
Consumer:
Lines of credit	91,397	91,327	0	72,432	616	616
Other	0	0	0	6,012	0	0
Credit card	0	0	0	0	0	0
Residential	186,207	186,723	0	314,265	0	0
Subtotal	$7,485,184	$7,472,654	$0	$7,682,023	$178,936	$163,473
With an allowance recorded:
Commercial	$1,339,105	$1,337,955	$466,001	$959,371	$30,124	$29,623
Commercial Real Estate:
General	4,171,379	4,135,809	1,024,846	2,865,844	51,694	30,049
Construction	2,275,662	2,275,337	1,287,550	2,069,800	2,373	2,202
Consumer:
Lines of credit	63,854	63,675	16,128	145,132	11,143	3,682
Other	119,449	119,275	93,181	74,854	1,955	1,650
Credit card	0	0	0	1,006	0	0
Residential	409,391	408,244	103,393	699,853	22,948	18,135
Subtotal	$8,378,840	$8,340,295	$2,991,099	$6,815,860	$120,237	$85,341
Total	$15,864,024	$15,812,949	$2,991,099	$14,497,883	$299,173	$248,814

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.  However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of March 31, 2012:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$24,285	$11,880	$0	$36,165	$41,058,727	$41,094,892
Commercial Real Estate:
General	0	0	0	0	51,916,526	51,916,526
Construction	0	0	0	0	3,844,333	3,844,333
Consumer:
Lines of credit	64,571	0	0	64,571	12,748,118	12,812,689
Other	12,559	0	0	12,559	2,162,775	2,175,334
Credit card	360	2,112	0	2,472	514,627	517,099
Residential	88,269	0	0	88,269	16,561,318	16,649,587
Total	$190,044	$13,992	$0	$204,036	$128,806,424	$129,010,460

Non Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non Accrual Past Due Loans	Current Non Accrual Loans	Total Non Accrual Recorded Investment
Commercial	$4,966	$34,286	$1,600,686	$1,639,938	$125,304	$1,765,242
Commercial Real Estate:
General	0	145,800	698,414	844,214	1,648,616	2,492,830
Construction	0	0	290,499	290,499	2,016,346	2,306,845
Consumer:
Lines of credit	2,010	0	100,954	102,964	21,158	124,122
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	207,041	207,041	117,482	324,523
Total	$6,976	$180,086	$2,897,594	$3,084,656	$3,928,906	$7,013,562

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2011:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$576,736	$48,273	$0	$625,009	$48,278,897	$48,903,906
Commercial Real Estate:
General	197,488	243,075	0	440,563	57,422,942	57,863,505
Construction	0	0	0	0	4,063,776	4,063,776
Consumer:
Lines of credit	11,052	102,760	21,002	134,814	13,194,317	13,329,131
Other	8,817	0	0	8,817	2,306,281	2,315,098
Credit card	0	0	5,899	5,899	521,959	527,858
Residential	80,952	0	0	80,952	16,772,293	16,853,245
Total	$875,045	$394,108	$26,901	$1,296,054	$142,560,465	$143,856,519

Non Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non Accrual Past Due Loans	Current Non Accrual Loans	Total Non Accrual Recorded Investment
Commercial	$0	$2,478	$1,172,890	$1,175,368	$161,434	$1,336,802
Commercial Real Estate:
General	0	0	869,398	869,398	1,673,895	2,543,293
Construction	0	0	406,090	406,090	2,012,951	2,419,041
Consumer:
Lines of credit	4,826	66,587	48,230	119,643	0	119,643
Other	0	0	8,459	8,459	0	8,459
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	172,078	172,078
Total	$4,826	$69,065	$2,505,067	$2,578,958	$4,020,358	$6,599,316

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,797,908 of specific reserves on $10,094,649 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and $1,499,705 on $9,036,794 as of December 31, 2011. At March 31, 2012, the Company had an additional $221,825 in performing loans outstanding to two of those customers. As of December 31, 2011, there was $222,700 committed to one customer. These customers are paying as agreed on those loans.

During the three month period ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; or a permanent reduction of the recorded investment in the loan.

One modification involving a stated interest rate of the loan below the current market rate was for an 11 month period. Modifications involving a reduced payment amount were for periods ranging from 5 months to 4 years. Two modifications involved a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2012:

Three Months Ended March 31, 2012	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$11,880	$11,880
Commercial Real Estate:
General	5	3,446,269	2,808,146
Consumer:
Lines of credit	1	104,444	104,444
Residential	1	62,085	62,085
Total	8	$3,624,678	$2,986,555

In the three month period ended March 31, 2012, there were $638,000 of charge-offs as part of a troubled debt restructuring arrangement and an additional $30,000 of specific reserves were established on these troubled debt restructurings.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms and stops communicating and working with the Bank.

For the three month period ended March 31, 2012, there were no troubled debt restructurings that experienced a payment default within twelve months following the modification.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed utilizing the Company’s internal underwriting policy.

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be reanalyzed once a quarter to assess the borrowers compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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
5M.
Monitor Loans considered to be below average quality. The loans are often fundamentally sound but require more frequent management review because of an adverse financial event. Risk of non payment is elevated.

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

When a loan is downgraded to a nine, it is considered a loss and is charged-off.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Commercial		Commercial Real Estate General		Commercial Real Estate Construction
		March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1		$0	$0	$0	$0	$0	$0
2		254,512	253,956	0	0	0	0
3		2,867,481	4,947,905	3,086,472	3,141,880	0	0
4		9,650,543	13,552,704	14,754,115	19,274,469	263,203	271,335
5		20,451,695	21,119,918	22,049,463	21,250,749	2,125,392	2,347,947
5	M	4,218,877	3,910,143	7,084,844	5,452,332	1,399,026	1,360,030
6		367,693	1,838,505	3,843,594	7,562,147	0	0
7		3,494,619	3,567,564	2,510,319	2,293,571	0	39,330
8		1,554,714	1,050,013	1,080,549	1,431,650	2,363,557	2,464,175
Total		$42,860,134	$50,240,708	$54,409,356	$60,406,798	$6,151,178	$6,482,817

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011:

	Residential
	March 31, 2012	December 31, 2011
Performing	$16,111,223	$16,429,725
Impaired	862,887	595,598
Total	$16,974,110	$17,025,323

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$12,691,715	$13,293,523	$2,045,105	$2,204,108	$514,987	$527,858
Impaired	245,096	155,251	130,229	119,449	2,112	0
Total	$12,936,811	$13,448,774	$2,175,334	$2,323,557	$517,099	$527,858

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      FORECLOSED ASSETS

Foreclosed asset activity:

	March 31, 2012	March 31, 2011
Beginning of year	$3,276,838	$3,382,594
Additions	298,628	687,717
Reductions from sales	(391,679)	(29,449)
Direct write-downs	(91,142)	(167,866)
End of period	$3,092,645	$3,872,996

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$83,248	$50,041

6.      PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	March 31, 2012	December 31, 2011
Land & land improvements	$5,476,623	$5,466,281
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,675,007	3,679,037
	15,283,793	15,277,481
Less: accumulated depreciation	4,973,568	4,872,616
	$10,310,225	$10,404,865

Land with a carrying value of $776,160 is held for sale at March 31, 2012. The Company is expecting to complete the sale by June 30, 2012, which based on the sales contract is expected to result in a gain on the sale.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      DEPOSITS

The components of the outstanding deposit balances at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Non-interest-bearing DDA	$41,356,293	$33,281,198
Interest-bearing DDA	22,988,551	19,432,618
Money market	17,796,184	18,468,540
Savings	8,941,462	8,477,893
Time, under $100,000	95,056,122	95,211,768
Time, over $100,000	14,035,218	16,673,219
Total Deposits	$200,173,830	$191,545,236

Brokered deposits totaled $3,462,000 at March 31, 2012 and December 31, 2011. Since the Bank was not categorized as “well capitalized” at March 31, 2012 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010. All of the brokered deposits held at March 31, 2012 matured in April and none were renewed.

8.      SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There were no borrowings from the FRB Discount Window since January 2010. The March 31, 2012 and December 31, 2011 short-term borrowing information was as follows:

Repurchase Agreements

Outstanding at March 31, 2012	$10,071,867
Average interest rate at period end	0.78%
Average balance during period	9,145,140
Average interest rate during period	0.76%
Maximum month end balance during period	10,071,867

Outstanding at December 31, 2011	$7,814,745
Average interest rate at year-end	0.71%
Average balance during year	9,626,125
Average interest rate during year	0.76%
Maximum month end balance during year	11,986,254

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $2,948,461. Each borrowing requires a direct pledge of securities or loans or both. To support potential borrowings with the Federal Home Loan Bank, the Bank had residential loans with a fair market value of $3,685,576 pledged at March 31, 2012. The Bank had no outstanding borrowings with the Federal Home Loan Bank at either March 31, 2012 or December 31, 2011.

10.    SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.52% at March 31, 2012 and 2.63% at December 31, 2011. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At March 31, 2012, the accrued interest payable on the subordinated debentures was $233,097.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. As of March 31, 2012, Fifth Third has not taken any foreclosure action or communicated intent to do so. The Company continues to accrue interest at the rate of the term loan at maturity and after which is 6.00%, 275 basis points above Fifth Third’s prime rate. On March 31, 2012, there was $533,000 of unpaid interest compared to $458,000 at December 31, 2011.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012	December 31, 2011

Unused lines of credit and letters of credit	$21,759,816	$22,611,655
Commitments to make loans	0	0

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or internal evaluations which may include broker market opinions. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments can vary from 0 to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Further unobservable inputs used in estimating fair value are additional discounts to the appraised value to consider: 1) selling costs where discounts can range from 2 to 15% and 2) the age of the appraisal with discounts ranging from 10 to 30%. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value.

Foreclosed Assets:  Commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell. Fair values are generally based on recent real estate appraisals or internal evaluations which may include broker market opinions. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS (Continued)

Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments can vary from 0 to 40% depending on the property type, as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Further unobservable inputs used in estimating fair value are additional discounts to the appraised value to consider: 1) selling costs where discounts can range from 2 to 15% and 2) the age of the appraisal with discounts ranging from 10 to 30%. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

Assets measured at fair value on a recurring basis are summarized below as of the periods ended March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
US Treasury	$5,578,125	$5,578,125	$0	$0
US Government and federal agency	18,156,302	0	18,156,302	0
Municipals	2,872,661	0	2,872,661	0
Mortgage-backed and collateralized mortgage obligations– residential	10,939,697	0	10,939,697	0
Total	$37,546,785	$5,578,125	$31,968,660	$0

Servicing assets	$75,824	$0	$75,824	$0

December 31, 2011
Available for sale securities:
US Treasury	$4,067,656	$4,067,656	$0	$0
US Government and federal agency	15,572,588	0	15,572,588	0
Municipals	2,891,420	0	2,891,420	0
Mortgage-backed and collateralized mortgage obligations– residential	12,040,439	0	12,040,439	0
Total	$34,572,103	$4,067,656	$30,504,447	$0

Servicing assets	$76,276	$0	$76,276	$0

There were no transfers between levels during the first quarter of 2012.  During the first quarter of 2011, there was a transfer of two federal agency securities with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS (Continued)

Since the securities were purchased in December of 2010, the initial fair value was considered to be a level one because it was based on the trade price of the transaction on the actual assets. The fair value in the following months is based on matrix pricing from a third party and therefore a level two.

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended March 31, 2012 and December 31, 2011:

	Total	Significant Unobservable Inputs (Level 3)
March 31, 2012
Impaired loans:
Commercial	$216,776	$216,776
Commercial Real Estate:
General	3,608,586	3,608,586
Construction	833,543	833,543
Consumer:
Lines of credit	142,288	142,288
Other	6,895	6,895
Residential	548,310	548,310
Total	$5,356,398	$5,356,398
Foreclosed assets:
Commercial Real Estate:
General	$1,519,249	$1,519,249
Construction	1,171,960	1,171,960
Residential	386,269	386,269
Total	$3,077,478	$3,077,478

December 31, 2011
Impaired loans:
Commercial	$111,657	$111,657
Commercial Real Estate:
General	3,146,533	3,146,533
Construction	988,112	988,112
Consumer:
Lines of credit	47,726	47,726
Other	26,268	26,268
Residential	305,998	305,998
Total	$4,626,294	$4,626,294
Foreclosed assets:
Commercial Real Estate:
General	$1,467,392	$1,467,392
Construction	1,512,807	1,512,807
Residential	281,472	281,472
Total	$3,261,671	$3,261,671

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      FAIR VALUE MEASUREMENTS (Continued)

The following two paragraphs describe the impairment charges recognized during the period:

The method used to determine the valuation of impaired loans depends on the anticipated source of repayment. Most of the Bank’s impaired loans are collateral dependent; only two impairments are measured using the cash flow method. Collateral dependent impaired loans are measured using the fair value of the collateral. At March 31, 2012, such impaired loans had a recorded investment of $7,588,033, with a valuation allowance of $2,231,635 compared to impaired loans with a recorded investment of $7,528,841 and a valuation allowance of $2,902,547 at December 31, 2011. The fair value of the collateral on the collateral dependent loans was determined using independent appraisals or internal evaluations which may include broker market opinions and were adjusted for anticipated disposition costs. Increases to specific allocations on impaired, collateral dependent loans were $175,000 for the first three months of 2012. However, in total, the impact to the provision for loan losses from impaired, collateral dependent loans was $(671,000) for the three month period ended March 31, 2012.

At March 31, 2012 and December 31, 2011, foreclosed assets carried a fair value of $3,077,478 and $3,261,671 respectively. During the three month period ended March 31, 2012, twelve properties included in this total were written down by $91,142. There were also five properties totaling $298,628 (at fair value) added to other real estate owned during the first three months of 2012. The fair value of other real estate owned was determined primarily using independent appraisals or internal evaluations which may include broker market opinions and were adjusted for anticipated disposition costs.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented are as follows:

		Fair Value Measurements at March 31, 2012 Using				December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$29,717	$29,717	$0	$0	$29,717	$8,920	$8,920
Loans held for sale	6,123	0	6,563	0	6,563	5,535	5,940
Loans, net (including impaired)	130,945	0	0	126,700	126,700	144,359	139,176
FHLB stock	451	N/A	N/A	N/A	N/A	451	N/A
Accrued interest receivable	670	21	171	478	670	746	746

Financial liabilities
Deposits	200,174	41,381	160,786	0	202,167	191,545	193,775
Federal funds purchased and repurchase agreements	10,072	0	10,072	0	10,072	7,815	7,815
Subordinated debentures	4,500	0	0	1,125	1,125	4,500	1,125
Notes payable	5,000	0	0	500	500	5,000	500
Accrued interest payable	845	0	78	58	136	738	130

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk including consideration for widening credit spreads.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes for similar loan sales.  Fair value of debt is based on current rates for similar financing and the Company’s ability to repay the obligations.  It was not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Estimated fair value for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying value.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.  Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both March 31, 2012 and December 31, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at March 31, 2012 and December 31, 2011 were:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,234,016	6.88%	$11,899,033	8.00%	$16,361,170	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	8,343,004	5.61	5,949,516	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	8,343,004	3.89	8,577,267	4.00	18,226,693	8.50

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Under Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,350,300	6.40%	$12,944,731	8.00%	$17,799,005	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	8,287,231	5.12	6,472,366	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	8,287,231	3.79	8,756,307	4.00	18,607,152	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2012, only $1,891,012 was counted as Tier 2 capital and $2,543,091 was disallowed.  At December 31, 2011, $2,063,069 was counted as Tier 2 capital and $3,236,385 was disallowed.

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

The Consent Order required the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank's reliance on brokered deposits, a comprehensive strategic plan; and to develop an analysis and assessment of the Bank's management needs.  Under the Consent Order, the Bank is required to maintain higher capital levels than requested under prompt corrective action and the Bank may not declare or pay any dividend without the prior written consent of the regulators.

Prior to the issuance of the Consent Order, the Bank's Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators.  Our ability to fully comply with all of the requirements of the Consent Order, including maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank's ability to realize on collateral, actions that may be taken by our lender in connection with our matured $5,000,000 term loan and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank.

There were several directives related to loans contained in the Consent Order. All action plans have been submitted to the FDIC. Management continues to update the action plans and is working diligently to reduce the risk position as outlined in each action plan.

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at March 31, 2012 or either December 31, 2010 or 2011. Management continues to explore options to raise the capital required for full compliance. At March 31, 2012, a capital contribution of $9,884,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in full compliance with this restriction.

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

Since the beginning of 2010, the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. Management does not believe the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. Brokered deposit balances were $3,462,000 at March 31, 2012 all of which matured in April of the same year.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements spelled out in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the
Directive. Since the issuance of the Consent, the board has made many efforts to secure funding and comply with both the Consent and the Directive but has not been successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank are continuing.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2012 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2012 to that at December 31, 2011. The part labeled Results of Operations discusses the three month period ending March 31, 2012 as compared to the same period of 2011. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; action that Fifth Third may take in connection with its $5.0 million term loan to the Company, the repayment of which is now in default; lack of adequate cash by the Company to continue its business or pay its debts; failure to comply with provisions of the Consent Order, Written Agreement or Directive may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission.  These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The overall economic environment remains challenging but appears to be stabilizing, both nationally and locally. Unemployment in Muskegon and Ottawa counties is declining but remains at a serious level. At March 31, 2012, unemployment was 8.7% for Muskegon County and 7.1% for Ottawa County. Additionally, property values, although low, are steadying which should lead to improved sales and construction activity. Although the current outlook is more optimistic, the effects of the extended downturn had a negative effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of March 31, 2012.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has negative equity and limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2012, was approximately $52,000. The Jumpstart Our Business Startups Act (the “JOBS Act”) was enacted on April 5, 2012 increasing the number of shareholders of record to 1,200 below which a bank holding company may suspend its

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
duty to file reports and terminate registration of its securities under Section 12(g) of the Exchange Act. Since the Company has less than 1,200 shareholders of record and it has limited cash to continue fulfilling its reporting obligation, management and the Board of Directors are considering deregistration.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last eight contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at March 31, 2012, the total interest due Fifth Third was $533,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank are expected to continue.

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

FINANCIAL CONDITION

Total assets increased by $10.8 million to $219.4 million at March 31, 2012 from $208.6 million at December 31, 2011. This is a 5.2% increase in assets during the first three months of 2012. Balance sheet growth was funded by deposit growth and consisted mainly of increases in cash held in interest bearing bank accounts and a larger security portfolio offset somewhat by a net decrease in the Bank’s loan portfolio.

Cash and cash equivalents increased by $20.8 million to $29.7 million at March 31, 2012 from $8.9 million at December 31, 2011. Balances kept at the FRB increased $20.0 million since year-end 2011. The increase in liquidity is driven largely by the seasonal fluctuation in the balances of several of the Bank’s public fund

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customers. The additional deposits coupled with the loan repayments elevated the FRB balance higher than the desired balance of between $7 and $10 million. In the second quarter of 2012, the final brokered deposit matured and similar to past years, the public fund deposits will decline utilizing a substantial portion of the excess liquidity. Although excess liquidity is a conservative posture, it is harmful to earnings. Management discusses the Bank’s liquidity position regularly and attempts to balance expected cash flow needs while also planning for unexpected liquidity events.

The Bank’s security portfolio was $37.5 million at March 31, 2012 and $34.6 million at December 31, 2011. Investment activity in the first three months of the year included purchases of $5.2 million and maturities, pre-payments and calls of $1.8 million. In the first quarter of 2012, one security was sold for a gain of approximately $3,000.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s troubled condition there are very few opportunities to secure off-balance-sheet borrowing facilities. Maintaining the unencumbered portion of the Bank’s security portfolio at a level that exceeds its general internal policy is critical and is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged. At March 31, 2012, 33% of the investment portfolio was unencumbered. This outcome is the same unpledged position that existed on December 31, 2011.

At March 31, 2012, $25.2 million of securities were pledged to public fund customers, the Federal Reserve Discount Window (“Discount Window”) and customer repurchase agreements.

The quality of the investment portfolio has received much scrutiny over the past several years. The plight of the U.S. bond market and U.S. economy in general as well as the European debt crisis have all either directly or indirectly affected security market values. Regardless, the investment portfolio remains strong with an unrealized net gain of $646,000. Included in this total are unrealized losses of only approximately $24,000. At March 31, 2012, there were eight securities with an amortized cost of $4.7 million having an unrealized loss. Two of the eight had unrealized losses longer than 12 months; the same number at December 31, 2011. At year-end 2011, there were seven securities with an amortized cost of $4.1 million having an unrealized loss.

At March 31, 2012, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that the decline in value is less than 1%, that they are all fully guaranteed by the U.S. government, and the fact that the Bank has the ability and intent to hold them, and it is not likely the Bank will be required to sell the securities prior to them either recovering or maturing. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

Loans held for sale activity during the first three months of 2012 included $2.7 million of loan originations and $2.2 million of loan sales. The associated gain on the loan sales was $38,000.

Total loans (held for investment) decreased $14.3 million and were $135.4 million at March 31, 2012 down from $149.7 million at December 31, 2011. The decrease in the commercial and commercial real estate loan portfolios comprised 95% of the overall decline. The overall decrease in the loan portfolio did not substantially change the concentration. At March 31, 2012 the concentration of commercial and commercial real estate loans was 76%;

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

down slightly from a level of 78% at year-end 2011.  The wholesale focus of the Bank has remained since opening in 1999. During the economic crisis, the credit quality of those borrowers in the two largest portfolio segments deteriorated the most and caused a significant increase in the Bank’s overall risk profile.

To help mitigate the credit risk, the Bank continues to develop and educate lenders and credit staff, and to invest time into the design and overall strengthening of the Company’s credit risk assessment processes. Simply put credit risk is the risk of borrower nonpayment typically on loans although it can be applicable to the investment portfolio as well. In both cases, avoiding portfolio concentrations in any one type of credit or in a specific industry helps to decrease risk; however, the risk of nonpayment for any reason exists with respect to all loans and investments. The Bank recognizes that credit losses will be experienced and will vary with, among other things, general economic conditions; the creditworthiness of the borrower over the term of the debt; and in the case of a collateralized loan, the quality of the collateral.

There is a very detailed process that has been developed and implemented by the Bank to estimate credit risk. The process is discussed at length in Note 1 to the Company’s December 31, 2011 financial statements. At each period end, the balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses utilizing the specified process. Basically, the analysis of the allowance for loan losses is comprised of two portions: general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a borrower and its entire relationship resulting in an allocation being made to the allowance for that particular borrower.  A loan becomes specifically identified when, based on current information and events related to that particular borrower, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement.

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

At March 31, 2012, the allowance for loan losses totaled $4.4 million. During the first three months of 2012, $75,000 was added to the allowance through the provision expense. At year-end 2011, the allowance for loan losses was $5.3 million. The reduction in the allowance for loan losses is mostly related to net charge offs of $940,000 occurring in the first quarter of 2012. The ratio of allowance to gross loans outstanding decreased to a level of 3.28% at March 31, 2012 compared to 3.54% at year-end 2011. Nearly $790,000 of the loan charge-offs occurring in the first quarter of 2012 held specific allocations at year-end 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The allocation of the allowance at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012		December 31, 2011
Balance at End of Period Applicable to:	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$1,138,063	31.6%	$1,309,632	33.4%
Commercial Real Estate	2,486,708	44.4	3,386,433	44.4
Consumer	513,260	11.5	410,001	10.9
Residential	206,001	12.5	193,388	11.3
Unallocated	90,071	N/A	0	N/A
Total	$4,434,103	100%	$5,299,454	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.66% at March 31, 2012, a decrease of six basis points from year-end 2011.  At year-end 2011, the general component of the allowance for loan losses was 1.72% of total non-specifically identified loans. There is $90,000 of unallocated reserves in the allowance for loan losses. If these unallocated reserves were included in the general component at March 31, 2012, the ratio of reserves to non-specifically identified loans would increase to 1.73%. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the economy, local unemployment and reduction in delinquency.

At March 31, 2012, the allowance contained $2,319,000 in specific allocations for impaired loans whereas at December 31, 2011 there was $2,991,000 specifically allocated. There was $13.9 million of unpaid principal on impaired loans at March 31, 2012 compared to $15.8 million at year-end 2011. At March 31, 2012, there was $5.4 million of unpaid principal on impaired loans requiring no reserves, a decrease of $2.1 million since year-end 2011.  In the first quarter of 2012, there were two loans totaling $1.9 million that were removed from TDR status. Neither had a specific allocation at year-end 2011.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2011 to March 31, 2012, the recorded investment in past due and non-accrual loans decreased by $678,000. This was evidenced by a $1.1 million decrease in the recorded investment in past due loans and a $414,000 increase in the recorded investment in non-accrual loans in the first three months of 2012.

The recorded investment of loans past due 30-59 days was $190,000 at March 31, 2012; a decrease of $685,000 since December 31, 2011. There were 12 loans past due 30-59 days at March 31.

The recorded investment of loans past due 60-89 days decreased $380,000 since year-end 2011 and was $14,000 at March 31, 2012. There were two loans comprising the entire past due balance at the end of March 2012.

There were no loans with a recorded investment past due 90 days and greater at March 31, 2012 still accruing interest. There was $27,000 past due 90 days and greater at year-end 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank’s past due loan totals are very low compared to prior periods. The credit review process will continue to be stringent; however it is possible that past dues will fluctuate in future periods.

Although past dues have declined since year-end 2011, the recorded investment of non-accrual loans increased $414,000. At March 31, 2012, the recorded investment of non-accrual loans was $7.0 million. From a past due standpoint, 41% of the recorded investment in non-accrual loans were past due greater than 90 days on March 31, 2012; a majority of the non-accrual loans are paying as agreed and will possibly be eligible to return to full accrual in the future.

Overall net charge-offs for the first quarter of 2012 were $940,000 and were $241,000 for the first three months of 2011. The corresponding ratio of annualized net charge-offs to average loans for the first quarter of 2012 was 2.54% while the ratio of annualized net charge-offs to average loans was 0.58% for the first three months of 2011. Nearly $790,000 of charge-offs recorded in the first quarter of 2012 had specific allocations at year-end 2011.

In the first quarter of 2012, a large commercial real estate credit was restructured in a modification that is commonly referred to as an A-B note structure. In these types of modifications, a detailed analysis of the borrower’s financial condition is performed and the total debt is separated into two notes. The first note (“note A”) is underwritten to be supported by current cash flows and collateral and the second note (“note B”) is made for the remaining unsecured debt. Note B is immediately charged-off after closing with collection occurring only after note A is completely repaid. Sixty-six percent of the charge-offs recorded in the first quarter of 2012 was the note B of a commercial real estate restructuring. Aside from that single transaction, normal recurring charge offs would have been less than 1% of total loans during the first three months of 2012.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2012 are set forth below:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Commercial	$9,383,642	$11,891,668	$18,847,284	$2,648,999	$42,771,593
Commercial Real Estate:
General	4,829,462	9,198,395	38,983,679	1,032,745	54,044,281
Construction	479,453	3,385,680	2,174,778	43,549	6,083,460
Consumer:
Lines of credit	648,101	1,559,469	5,051,305	5,612,647	12,871,522
Other	135,813	244,176	1,099,787	714,863	2,194,639
Credit card	58,341	180,947	277,811	0	517,099
Residential	0	0	7,742	16,888,825	16,896,567
	$15,534,812	$26,460,335	$66,442,386	$26,941,628	$135,379,161
Loans at fixed rates	$9,005,369	$19,233,113	$54,849,621	$22,311,950	$105,400,053
Loans at variable rates	6,529,443	7,227,222	11,592,765	4,629,678	29,979,108
	$15,534,812	$26,460,335	$66,442,386	$26,941,628	$135,379,161

At March 31, 2012, there were 78% of the loan balances carrying a fixed rate and 22% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At March 31, 2012, approximately 20% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market.

Foreclosed assets were $3.1 million at March 31, 2012 which was a decrease of $184,000 since December 31, 2011. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. In addition to several lot sales during the first three months of 2012, five properties were added and four properties sold. At March 31, 2012 there were 32 real estate holdings and at December 31, 2011 there were 31 real estate holdings.

Deposit balances were $200.2 million at March 31, 2012 up from $191.6 million at December 31, 2011. Since year-end 2011, total deposits have increased $8.6 million or 5%. Non-interest bearing deposits increased $8.1 million since year-end 2011 and interest bearing accounts increased by $553,000. The increase in both interest bearing and non-interest bearing demand accounts is driven mostly by the seasonal fluctuation in the Bank’s public fund customers. These balances generally decline in the second quarter of every year.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since year-end 2011, money market balances declined by $672,000 and savings balances rose by $464,000. The money market activity during the first quarter of 2012 is from existing customers decreasing their balances since December 31, 2011. Savings accounts increased primarily from the addition of new customers since year-end 2011.

Time deposits declined by a net figure of $2.8 million. A majority of the decrease was in time deposits greater than $100,000. None of the maturities were brokered deposits. The Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010. The final brokered deposit matured on April 30, 2012.

Repurchase agreement balances were $7.8 million at December 31, 2011 and $10.1 million at March 31, 2012; an increase of $2.3 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. This banking product has gotten more utilization since the FDIC program changed on December 31, 2010. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk. The increase in the balance between the two period ends was from existing repurchase customers keeping more money in their accounts at March 31, 2012 compared to year-end 2011.

Shareholders’ equity was negative on March 31, 2012. The balance was $(1.5 million) on that day. On December 31, 2011 the balance was $(1.4 million). The net decrease of $106,000 was made up of operating losses recorded in the first three months of 2012 and decreases in accumulated other comprehensive income (security market value adjustments).

The Bank’s capital ratios have risen since year-end 2011. At March 31, 2012, the Bank’s total risk based capital ratio was 6.88% and its tier one to average assets ratio was 3.89%.  The Bank’s total risk based capital ratio at December 31, 2011 was 6.40%. Its tier one to average assets ratio was 3.79% at year-end 2011. The total risk-based capital ratio improved because of the change in the mix of the Bank’s net risk weighted assets. In spite of the improvement, on both period ends the Bank was considered under capitalized according to prompt corrective action regulations administered by federal banking agencies.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at either the December 2010, 2011 or March 2012 capital reporting period. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $9,884,000 on March 31, 2012 based on its asset mix and size. This is a decrease of $436,000 compared to the $10,320,000 that would have been needed on December 31, 2011.

The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. To reach a level of adequately capitalized, according to FDIC prompt corrective action guidance, the Bank would have needed a capital contribution of

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$1,665,000 based on its asset mix and size on March 31, 2012. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s effort to garner capital for the Bank is continuing.

RESULTS OF OPERATIONS

The net loss for the first three months of 2012 was $64,000 which was $670,000 less than the loss recorded for the first three months of 2011. The corresponding basic and diluted loss per share for the first three months of 2012 was $(0.04). The basic and diluted loss per share for the first quarter of 2011 was $(0.50).

The losses recorded in the first three months of 2012 were only 9% of what was recorded for the same period a year ago. Reduced loan loss provision, lower FDIC insurance expense and foreclosed asset impairments are the main factors.

For the first three months of 2012, the annualized return on the Company’s average total assets was (0.12)% compared to (1.23)% for the first three months of 2011. After years of recorded losses, the shareholders’ equity of the Company eroded and became negative in the second quarter of 2011. Subsequently, the annualized return on average equity is not meaningful because the recorded losses and negative average equity return a positive number in spite of recorded losses. For the first quarter of 2011, the annualized return on average equity was (375.12)%.

Another component of the Company’s revenue is its net interest income. Although the Company’s net interest income was lower for the first three months of 2012 compared to the similar period in 2011, the corresponding net interest margin was better mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$19,185,430	$11,735	0.24%	$22,922,886	$13,694	0.24%
Securities	35,029,857	186,970	2.13	36,549,057	231,646	2.54
Loans (including held for sale and non accrual)	147,875,174	2,153,005	5.82	165,999,072	2,565,081	6.18
	202,090,461	2,351,710	4.65	225,471,015	2,810,421	4.99
Other assets	12,363,606			14,126,330
	$214,454,067			$239,597,345
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$158,799,892	$404,273	1.02%	$181,014,112	$811,595	1.79%
Repurchase agreements and FRB borrowings	9,145,140	17,390	0.76	7,033,456	11,502	0.65
Subordinated debentures and notes payable	9,500,000	107,979	4.55	9,500,000	102,890	4.33
	177,445,032	529,642	1.19	197,547,568	925,987	1.87
Non-interest-bearing deposits	37,258,758			40,668,116
Other liabilities	1,195,828			598,751
Shareholders’ Equity	(1,445,551)			782,910
	$214,454,067			$239,597,345
Net interest income (tax equivalent basis)		1,822,068			1,884,434
Net interest spread on earning assets (tax equivalent basis)			3.46%			3.12%
Net interest margin on earning assets (tax equivalent basis)			3.61%			3.34%
Average interest-earning assets to average interest-bearing liabilities			113.89%			114.14%
Tax equivalent adjustment		11,776			13,732
Net interest income		$1,810,292			$1,870,702

The tax equivalent net interest spread on average earning assets increased 34 basis points to 3.46% in the past twelve months. The tax equivalent net interest margin increased by 27 basis points from 3.34% for the first three months of 2011 to 3.61% for the first three months of 2012. The tax equivalent net interest income for the first three months of 2012 was $1.8 million compared to a figure of $1.9 million for the same three months in 2011 and there were $23.4 million less average earning assets on the books when comparing the same time periods. In spite of having less net interest income and fewer average earning assets, the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.65% for the three month period ending March 31, 2012 compared to 4.99% for the same period in 2011. Some of the reason for the decrease stems from the yield on the securities portfolio declining by 41 basis points between the first quarter of 2011 and that of 2012. Throughout last year, as securities matured or were called, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

The primary reason for the decrease in the average rate earned on earning assets was the reduction in the yield on the loan portfolio, the Company’s largest earning asset category. A majority of the yield decrease was a contraction in the loan portfolio over the last twelve months. Several of the loan payoffs were on higher rate credits thus changing the rate distribution of the loan portfolio. The Bank has an internal prime rate that is 175 basis points above the national prime rate which can make it difficult to compete with other local banks when loans come up for renewal.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. As a result, since the first quarter of 2011, the cost of funds improved 68 basis points. The main contributing factor was a 77 basis point improvement in the rate paid on interest bearing deposits when comparing the first three months of 2012 to that of the similar period of 2011; a majority of the improvement was a 102 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates on new and renewed deposits.

Offsetting the above improvement was an increase in the average rate paid on repurchase agreements and subordinated debentures between the first quarter of 2012 and the first quarter of 2011. The average rate paid on repurchase agreements was 11 basis points more and there was a 22 basis point difference in the rate paid on the Company’s subordinated debentures between the first quarter of 2011 and the similar period in 2012.

Management expects the net interest margin to continue improving throughout the remaining quarters of 2012 as the liquidity at the FRB decreases and the average rate paid on interest bearing deposits continues to decline.

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

Details of the repricing gap at March 31, 2012 were:

	Interest Rate Sensitivity Period
	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$26,457,803	$0	$0	$0	$26,457,803
Securities (including FHLB stock)	4,708,161	8,794,315	20,870,491	3,624,618	37,997,585
Loans held for sale	41,142	136,229	736,360	5,209,191	6,122,922
Loans	51,508,287	18,970,369	48,837,467	16,063,038	135,379,161
	82,715,393	27,900,913	70,444,318	24,896,847	205,957,471
Interest-bearing liabilities
Savings and checking	49,726,198	0	0	0	49,726,198
Time deposits <$100,000	8,624,562	31,692,488	54,739,071	0	95,056,121
Time deposits >$100,000	6,216,882	4,910,910	2,907,426	0	14,035,218
Repurchase agreements and Federal funds purchased	10,071,867	0	0	0	10,071,867
Notes payable and other borrowings	9,500,000	0	0	0	9,500,000
	84,139,509	36,603,398	57,646,497	0	178,389,404
Net asset (liability) repricing gap	$(1,424,116)	$(8,702,485)	$12,797,821	$24,896,847	$27,568,067

Cumulative net asset (liability) repricing gap	$(1,424,116)	$(10,126,601)	$2,671,220	$27,568,067

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The provision for loan losses for the first three months of 2012 was $75,000 compared to $705,000 for the first three months of 2011. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as loan charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

Non-interest income recorded in the first three months of 2012 was $302,000 compared to $520,000 recorded for the similar period in 2011. The biggest difference stemmed from fewer residential real estate loan sales in the first quarter of 2012 compared to 2011. Although the rate environment is very conducive to mortgage lending activity, the underwriting environment is much more stringent. A large portion of the customers interested in refinancing do not have enough equity in their homes to meet today’s underwriting criteria. As a result, the volume of mortgage loan sales is not comparable to last year. The associated gains on the sales of residential real estate loans were $119,000 less between the two periods.

In the first quarter of 2012, there were losses of $49,000 on foreclosed asset sales of $392,000. In the similar period of 2011, foreclosed asset sales were $29,000 and the recorded loss was under $1,000. During the 2012 quarter, the Bank made a business decision to accept an offer on a large parcel of out of state property held in foreclosed assets. The property had been recently appraised but the accepted offer was below the documented fair value. Management’s decision to accept a below market offer is based on a variety of inputs including length of time the property has been held and the number of offers during that time.

Servicing income for the first quarter of 2012 was $40,000 less than the like period in 2011. In the first quarter of 2011, the Bank originated and sold the guaranteed portion of three SBA loans. The Bank retains the servicing rights on all sold SBA loans. When loans are sold, servicing rights are initially recorded at fair value. Under the fair value measurement method, earnings are adjusted for the change in fair value in the period in which the change occurs and the amount is included in other non-interest income.

Non-interest expenses for the first three months of 2012 were $2.1 million. Non-interest expenses for the first three months of 2011 were $2.4 million. Several categories decreased contributing to the $319,000 variance between the two periods.

Salary and benefit expenses, the largest category of non-interest expenses, were $970,000 for the first quarter of 2012. For the similar period in 2011, the total was $1.0 million. There were on average 5 fewer full time equivalent (“FTE”) employees when comparing the two time periods. A majority of the decrease was related to retirements. In the last twelve months, one part time and three full time employees retired. Other vacancies were related to the timing of turnover and may not be a permanent decrease in FTE’s.

Occupancy expenses totaled $163,000 in the first three months of 2012 compared to $181,000 in the first three months of 2011. A majority of the difference is related to lower snowplowing expenses in 2012 as a result of a mild winter.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Furniture and equipment expenses were $101,000 in the first quarter of 2012 compared to $132,000 for the same period in 2011. Depreciation expense was $27,000 less between the two periods.

Foreclosed asset impairment charges were $91,000 in the first three months of 2012 compared to $168,000 for the similar period in 2011. The $77,000 decrease is essentially an indication that the values of foreclosed properties held for sale are stabilizing. There were 32 foreclosed properties at March 31, 2012 and 33 at March 31, 2011.

Other non-interest expenses were $553,000 in the first quarter of 2012 and $676,000 for the like period in 2011. The main difference is a reduction in FDIC premiums. The Bank’s FDIC insurance premiums were $152,000 less in the first quarter of 2012 compared to the first quarter of 2011. In the second quarter of 2011, the FDIC revised its formula for assessing deposit insurance premiums. Smaller banks benefitted from the change. In addition to the formula change, another benefit was the decrease in surcharge for brokered deposits. The Bank’s brokered deposit portfolio is now below the FDIC mandated threshold so there is no longer a quarterly surcharge assessed.

There was no income tax expense in either the first three months of 2012 or that of 2011.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2012. There have been no significant changes in the internal controls over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended March 31, 2012.

Holders of Company common stock are entitled to receive cash dividends to the extent that they are declared from time to time by the Company's Board of Directors.  To date, the Company's Board of Directors has never declared a cash dividend.  The Company may only pay cash dividends out of funds that are legally available for that purpose.  The Company is a holding company and substantially all of its assets are held by its subsidiaries.  The Company's ability to pay cash dividends to its shareholders depends primarily on the Bank's ability to pay cash dividends to the Company.  Cash dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over the Bank.  The ability of the Bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. Under the Consent and Written Agreement, the Bank is precluded from paying dividends to the Company and the Company may not receive dividends from the Bank.

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

ITEM 4.          MINE SAFETY DISCLOSURES

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
101
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flow, and (vi) the Notes to Consolidated Financial Statements*

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

COMMUNITY SHORES BANK CORPORATION

May 15, 2012	By: /s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2012	By: /s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101
The following financial information from Community Shores Bank Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flow, and (vi) the Notes to Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.