Form 10-Q
period 2012-06-30
COMMUNITY SHORES BANK CORP
filed 2012-08-14
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                           to ____________________________________

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
☒  Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒
                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒  No

At August 1, 2012, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$3,200,935	$2,426,142
Interest-bearing deposits in other financial institutions	15,242,760	6,493,426
Total cash and cash equivalents	18,443,695	8,919,568
Securities available for sale (at fair value)	36,881,714	34,572,103
Loans held for sale	6,070,473	5,534,983
Loans	132,373,910	149,658,931
Less: Allowance for loan losses	4,321,297	5,299,454
Net loans	128,052,613	144,359,477
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,448,046	10,404,865
Accrued interest receivable	648,722	746,143
Foreclosed assets	3,356,404	3,276,838
Other assets	994,996	386,524
Total assets	$204,347,463	$208,651,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$35,565,711	$33,281,198
Interest-bearing	148,052,497	158,264,038
Total deposits	183,618,208	191,545,236
Federal funds purchased and repurchase agreements	10,993,728	7,814,745
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	1,425,761	1,211,702
Total liabilities	205,537,697	210,071,683
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares
authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized;
1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(14,826,896)	(15,084,431)
Accumulated other comprehensive income	339,971	367,358
Total shareholders’ equity	(1,190,234)	(1,420,382)
Total liabilities and shareholders’ equity	$204,347,463	$208,651,301

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income
Loans, including fees	$2,100,364	$2,534,972	$4,253,369	$5,100,053
Securities (including FHLB dividends)	174,501	206,808	349,695	424,722
Federal funds sold and other income	11,880	12,736	23,615	26,430
Total interest income	2,286,745	2,754,516	4,626,679	5,551,205
Interest expense
Deposits	356,395	764,822	760,668	1,576,417
Repurchase agreements, federal funds purchased, and other debt	21,629	20,115	39,019	31,617
Federal Home Loan Bank advances and notes payable	106,865	104,161	214,844	207,051
Total interest expense	484,889	889,098	1,014,531	1,815,085
Net Interest Income	1,801,856	1,865,418	3,612,148	3,736,120
Provision for loan losses	0	497,921	75,035	1,202,426
Net Interest Income After Provision for Loan Losses	1,801,856	1,367,497	3,537,113	2,533,694
Non-interest income
Service charges on deposit accounts	174,598	197,834	338,808	374,647
Mortgage loan referral fees	11,162	7,841	14,441	12,105
Gain on sale of loans	64,843	13,622	102,932	171,182
Gain on sale of securities	0	0	2,856	0
Gain (loss) on sale of foreclosed assets	6,364	(4,269)	(42,433)	(5,068)
Gain on sale of premises and equipment	208,389	0	208,389	0
Other	109,444	145,157	251,453	326,829
Total non-interest income	574,800	360,185	876,446	879,695
Non-interest expense
Salaries and employee benefits	918,958	1,027,091	1,888,722	2,052,431
Occupancy	158,642	155,485	321,485	336,846
Furniture and equipment	102,814	136,515	203,985	269,001
Advertising	13,472	11,590	27,352	20,935
Data processing	148,942	118,207	282,461	250,613
Professional services	72,456	85,099	148,108	179,937
Foreclosed asset impairment	93,878	225,062	185,020	392,928
Other	545,858	490,952	1,098,891	1,167,236
Total non-interest expense	2,055,020	2,250,001	4,156,024	4,669,927
Income (Loss) Before Federal Income Taxes	321,636	(522,319)	257,535	(1,256,538)
Federal income tax expense (benefit)	0	0	0	0
Net Income (Loss)	$321,636	$(522,319)	$257,535	$(1,256,538)
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings (loss) per share	$0.22	$(0.36)	$0.18	$(0.86)
Diluted earnings (loss) per share	$0.22	$(0.36)	$0.18	$(0.86)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$321,636	$(522,319)	$257,535	$(1,256,538)

Other comprehensive income (loss):
Unrealized holding gains and (losses) on
available for sale securities	14,906	194,750	(24,531)	224,936
Less reclassification adjustments for gains later
recognized in income	0	0	(2,856)	0
Net unrealized gain (loss)	14,906	194,750	(27,387)	224,936
Tax effect	0	0	0	0
Total other comprehensive income (loss)	14,906	194,750	(27,387)	224,936

Comprehensive income (loss)	$336,542	$(327,569)	$230,148	$(1,031,602)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Net loss			(1,256,538)		(1,256,538)
Other comprehensive income				224,936	224,936

Balance at June 30, 2011	1,468,800	$13,296,691	$(13,873,560)	$391,054	$(185,815)

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net income			257,535		257,535
Other comprehensive loss				(27,387)	(27,387)

Balance at June 30, 2012	1,468,800	$13,296,691	$(14,826,896)	$339,971	$(1,190,234)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$257,535	$(1,256,538)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Provision for loan losses	75,035	1,202,426
Depreciation and amortization	202,173	267,155
Net amortization of securities	148,636	118,575
Net realized gain on sale of securities	(2,856)	0
Net realized gain on sale of loans	(102,932)	(171,182)
Net realized gain on sale of premises and equipment	(208,389)	0
Net realized loss on sale of foreclosed assets	42,433	5,068
Foreclosed asset impairment	185,020	392,928
Originations of loans for sale	(6,385,590)	(8,104,666)
Proceeds from loan sales	5,953,032	6,474,553
Net change in:
Accrued interest receivable and other assets	(623,857)	170,728
Accrued interest payable and other liabilities	214,059	248,947
Net cash used in operating activities	(245,701)	(652,006)
Cash flows from investing activities
Activity in available for sale securities:
Sales	257,997	0
Maturities, prepayments and calls	4,548,446	8,576,627
Purchases	(7,289,221)	(7,191,746)
Loan originations and payments, net	15,365,675	4,208,981
Redemption of Federal Home Loan Bank stock	0	29,000
Proceeds from the sale of capital assets	998,524	0
Additions to premises and equipment, net	(35,489)	(45,123)
Proceeds from the sale of foreclosed assets	671,941	138,968
Net cash from investing activities	14,517,873	5,716,707
Cash flows from financing activities
Net change in deposits	(7,927,028)	(16,628,815)
Net change in federal funds purchased and
repurchase agreements	3,178,983	3,248,171
Net cash used in financing activities	(4,748,045)	(13,380,644)
Net change in cash and cash equivalents	9,524,127	(8,315,943)
Beginning cash and cash equivalents	8,919,568	23,639,873
Ending cash and cash equivalents	$18,443,695	$15,323,930
Supplemental cash flow information:
Cash paid during the period for interest	$806,838	$1,633,959
Transfers from loans to foreclosed assets	1,051,028	706,617
Foreclosed asset sales financed by the Company	72,068	245,419

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three and six month periods ended June 30, 2012 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended June 30, 2012 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2011. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank has been deemed undercapitalized since December 31, 2010 according to regulatory capital standards. At that time, the Bank had a total risk-based capital ratio of 7.06%. In 2012, after two quarters of profitability and a reduction of higher risk-weighted assets, the Bank’s total risk- based capital ratio increased to 7.40%. In spite of the improving total risk-based capital ratio, the Bank remains undercapitalized as of June 30, 2012.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of June 30, 2012.

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

The Company’s main liquidity resource is its cash account balance which, as of June 30, 2012, was approximately $37,000. At this time, the Company has chosen to postpone the decision to take advantage of the Jumpstart Our Business Startups Act (the “JOBS Act”) and deregister as a public company. Management and the Board of Directors are considering many options for obtaining funding for the Company and do not believe it would be in the best interest of the Company to limit its options by deregistering. It is projected that the level of cash held at June 30, 2012 is adequate to support the Company’s overhead expenses through year-end 2012.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last nine contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at June 30, 2012, the total interest due Fifth Third was $609,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 2.     SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at June 30, 2012 and at December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value

US Treasury	$5,557,094	$47,004	$(583)	$5,603,515
US Government and federal agency	18,538,401	245,308	(2,195)	18,781,514
Municipals	2,263,868	100,039	0	2,363,907
Mortgage-backed and collateralized
mortgage obligations– residential	9,861,482	283,183	(11,887)	10,132,778
	$36,220,845	$675,534	$(14,665)	$36,881,714

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

US Treasury	$4,041,881	$25,775	$0	$4,067,656
US Government and federal agency	15,341,362	239,037	(7,811)	15,572,588
Municipals	2,767,463	123,957	0	2,891,420
Mortgage-backed and collateralized
mortgage obligations– residential	11,733,141	317,565	(10,267)	12,040,439
	$33,883,847	$706,334	$(18,078)	$34,572,103

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at June 30, 2012:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,512,042	$5,539,503
Due from one to five years	18,715,152	18,990,062
Due from five to ten years	2,132,169	2,219,371
Due in more than ten years	0	0
Mortgage-backed and collateralized
mortgage obligations – residential	9,861,482	10,132,778
	$36,220,845	$36,881,714

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      SECURITIES AVAILABLE FOR SALE (Continued):

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses
US Treasury	$512,266	$(583)	$0	$0	$512,266	$(583)
US Government and federal agency	1,614,517	(2,195)	0	0	1,614,517	(2,195)
Mortgage-backed and collateralized
mortgage obligations - residential	781,442	(4,580)	315,604	(7,307)	1,097,046	(11,887)
	$2,908,225	$(7,358)	$315,604	$(7,307)	$3,223,829	$(14,665)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,060,693	$(7,811)	$0	$0	$2,060,693	$(7,811)
Mortgage-backed and collateralized
mortgage obligations - residential	817,615	(4,240)	1,215,921	(6,027)	2,033,536	(10,267)
	$2,878,308	$(12,051)	$1,215,921	$(6,027)	$4,094,229	$(18,078)

No securities were sold in the three months ended June 30, 2012.  There was one security sold in the first six months of 2012.  Management chose to remove the security from the portfolio because it no longer complied with the Bank’s internal investment policy.  Proceeds from the sale were $257,997 resulting in a realized gain of $2,856.  There were no sales of securities for the six months ended June 30, 2011.

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

At June 30, 2012, seven debt securities had unrealized losses with aggregate depreciation of 0.45% from the amortized cost basis. All seven securities are issued by a government agency. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed and Collateralized Mortgage Obligation Securities

At June 30, 2012, 100% of the mortgage-backed and collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. The unrealized loss associated with these securities was 1.07% of amortized cost at June 30, 2012. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	June 30, 2012	December 31, 2011
Commercial	$42,594,280	$50,062,289
Commercial Real Estate:
General	52,470,622	59,985,723
Construction	5,895,146	6,425,041
Consumer:
Lines of credit	12,225,130	13,376,689
Other	2,137,599	2,370,625
Credit card	523,224	527,858
Residential	16,570,158	16,942,989
	132,416,159	149,691,214
Less: Allowance for loan losses	(4,321,297)	(5,299,454)
Net deferred loan fees	(42,249)	(32,283)
Loans, net	$128,052,613	$144,359,477

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ending June 30, 2012 and 2011 by portfolio segment:

		Commercial
Three Months Ended June 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,138,063	$2,486,708	$513,260	$206,001	$90,071	$4,434,103
Charge-offs	(24,277)	(94,505)	(16,693)	(11,392)	0	(146,867)
Recoveries	18,439	13,523	2,099	0	0	34,061
Provision for loan losses	224,678	(153,745)	(56,199)	(903)	(13,831)	0
Ending balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297

		Commercial
Three Months Ended June 30, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,160,906	$3,205,039	$631,316	$258,607	$5,255,868
Charge-offs	(225,106)	(586,086)	(12,361)	(32,663)	(856,216)
Recoveries	8,132	3,501	16,286	10,142	38,061
Provision for loan losses	543,430	93,356	(142,264)	3,399	497,921
Ending balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the activity in the allowance for loan losses for the six month periods ending June 30, 2012 and 2011 by portfolio segment:

		Commercial
Six Months Ended June 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(213,069)	(857,205)	(31,481)	(11,392)	0	(1,113,147)
Recoveries	26,548	13,523	19,884	0	0	59,955
Provision for loan losses	233,792	(290,770)	44,063	11,710	76,240	75,035
Ending balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297

		Commercial
Six Months Ended June 30, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(359,807)	(674,324)	(72,819)	(32,663)	(1,139,613)
Recoveries	35,780	6,999	27,993	10,142	80,914
Provision for loan losses	592,524	486,959	(8,800)	131,743	1,202,426
Ending balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2012 and December 31, 2011:

		Commercial
June 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$793,384	$1,418,184	$182,739	$121,649	$0	$2,515,956
Collectively evaluated for impairment	563,519	833,797	259,728	72,057	0	1,729,101
Unallocated	0	0	0	0	76,240	76,240
Total ending allowance balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297

Loans:
Individually evaluated for impairment	$4,218,406	$8,444,494	$364,276	$848,223	$0	$13,875,399
Collectively evaluated for impairment	38,494,387	50,322,450	14,538,937	15,725,088	0	119,080,862
Total ending loans balance	$42,712,793	$58,766,944	$14,903,213	$16,573,311	$0	$132,956,261

		Commercial
December 31, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$466,001	$2,312,396	$109,309	$103,393	$2,991,099
Collectively evaluated for impairment	843,631	1,074,037	300,692	89,995	2,308,355
Total ending allowance balance	$1,309,632	$3,386,433	$410,001	$193,388	$5,299,454

Loans:
Individually evaluated for impairment	$3,930,572	$11,063,154	$274,700	$595,598	$15,864,024
Collectively evaluated for impairment	46,310,136	55,826,461	16,025,489	16,429,725	134,591,811
Total ending loans balance	$50,240,708	$66,889,615	$16,300,189	$17,025,323	$150,455,835

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011.  For purposes of this disclosure, the Company reports unpaid principal balance net of partial charge-offs.

				Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
June 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,233,517	$2,231,960	$0	$2,395,169	$13,599	$13,599	$2,556,893	$27,313	$27,198
Commercial Real Estate:
General	3,563,035	3,563,478	0	2,438,933	10,489	10,486	2,333,487	12,921	12,912
Construction	0	0	0	214,764	0	0	303,937	0	0
Consumer:
Lines of credit	41,733	41,670	0	41,773	301	301	50,178	790	602
Other	20,333	20,333	0	20,374	0	0	20,415	0	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	377,427	377,905	0	313,229	497	497	249,108	995	995
Subtotal	$6,236,045	$6,235,346	$0	$5,424,242	$24,886	$24,883	$5,514,018	$42,019	$41,707

With an allowance recorded:
Commercial	$1,984,889	$1,984,404	$793,384	$1,826,765	$9,250	$8,610	$1,800,707	$18,773	$16,716
Commercial Real Estate:
General	2,826,858	2,822,823	298,752	3,282,185	36,109	36,109	3,712,164	78,747	47,763
Construction	2,054,601	2,054,601	1,119,432	2,045,270	0	0	2,002,868	0	0
Consumer:
Lines of credit	190,911	190,703	95,879	222,020	1,317	1,204	200,654	2,854	2,848
Other	111,299	111,035	86,860	109,821	518	483	110,092	1,001	966
Credit card	0	0	0	0	0	0	352	0	0
Residential	470,796	469,468	121,649	539,980	3,846	3,646	529,993	7,477	7,196
Subtotal	$7,639,354	$7,633,034	$2,515,956	$8,026,041	$51,040	$50,052	$8,356,830	$108,852	$75,489
Total	$13,875,399	$13,868,380	$2,515,956	$13,450,283	$75,926	$74,935	$13,870,848	$150,871	$117,196

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

				Twelve Months	Twelve Months	Twelve Months
		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,591,467	$2,589,356	$0	$3,511,753	$55,237	$55,237
Commercial Real Estate:
General	4,388,271	4,377,406	0	3,265,902	123,083	107,620
Construction	227,842	227,842	0	511,659	0	0
Consumer:
Lines of credit	91,397	91,327	0	72,432	616	616
Other	0	0	0	6,012	0	0
Credit card	0	0	0	0	0	0
Residential	186,207	186,723	0	314,265	0	0
Subtotal	$7,485,184	$7,472,654	$0	$7,682,023	$178,936	$163,473
With an allowance recorded:
Commercial	$1,339,105	$1,337,955	$466,001	$959,371	$30,124	$29,623
Commercial Real Estate:
General	4,171,379	4,135,809	1,024,846	2,865,844	51,694	30,049
Construction	2,275,662	2,275,337	1,287,550	2,069,800	2,373	2,202
Consumer:
Lines of credit	63,854	63,675	16,128	145,132	11,143	3,682
Other	119,449	119,275	93,181	74,854	1,955	1,650
Credit card	0	0	0	1,006	0	0
Residential	409,391	408,244	103,393	699,853	22,948	18,135
Subtotal	$8,378,840	$8,340,295	$2,991,099	$6,815,860	$120,237	$85,341
Total	$15,864,024	$15,812,949	$2,991,099	$14,497,883	$299,173	$248,814

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.  However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of June 30, 2012:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$16,426	$17,383	$0	$33,809	$41,212,376	$41,246,185
Commercial Real Estate:
General	0	0	0	0	50,874,468	50,874,468
Construction	0	0	0	0	3,954,219	3,954,219
Consumer:
Lines of credit	0	0	0	0	12,112,758	12,112,758
Other	5,350	0	0	5,350	2,102,350	2,107,700
Credit card	2,538	0	0	2,538	520,686	523,224
Residential	0	7,261	0	7,261	16,255,919	16,263,180
Total	$24,314	$24,644	$0	$48,958	$127,032,776	$127,081,734

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$25,647	$12,596	$1,305,314	$1,343,557	$123,051	$1,466,608
Commercial Real Estate:
General	158,995	0	89,975	248,970	1,686,478	1,935,448
Construction	0	0	94,135	94,135	1,908,674	2,002,809
Consumer:
Lines of credit	974	19,976	33,038	53,988	105,543	159,531
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	195,649	195,649	114,482	310,131
Total	$185,616	$32,572	$1,718,111	$1,936,299	$3,938,228	$5,874,527

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2011:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$576,736	$48,273	$0	$625,009	$48,278,897	$48,903,906
Commercial Real Estate:
General	197,488	243,075	0	440,563	57,422,942	57,863,505
Construction	0	0	0	0	4,063,776	4,063,776
Consumer:
Lines of credit	11,052	102,760	21,002	134,814	13,194,317	13,329,131
Other	8,817	0	0	8,817	2,306,281	2,315,098
Credit card	0	0	5,899	5,899	521,959	527,858
Residential	80,952	0	0	80,952	16,772,293	16,853,245
Total	$875,045	$394,108	$26,901	$1,296,054	$142,560,465	$143,856,519

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$2,478	$1,172,890	$1,175,368	$161,434	$1,336,802
Commercial Real Estate:
General	0	0	869,398	869,398	1,673,895	2,543,293
Construction	0	0	406,090	406,090	2,012,951	2,419,041
Consumer:
Lines of credit	4,826	66,587	48,230	119,643	0	119,643
Other	0	0	8,459	8,459	0	8,459
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	172,078	172,078
Total	$4,826	$69,065	$2,505,067	$2,578,958	$4,020,358	$6,599,316

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,698,919 of specific reserves on $10,788,238 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and $1,499,705 on $9,036,794 as of December 31, 2011. At June 30, 2012, the Company did not have any additional performing loans outstanding to those customers. As of December 31, 2011, there was $222,700 committed to one customer.

During the three and six month periods ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; or a permanent reduction of the recorded investment in the loan.

Modifications involving a stated interest rate of the loan below the current market rate were for periods ranging from 11 months to 5 years. Modifications involving a reduced payment amount were for periods ranging from 5 months to 4 years. Two modifications involved a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer:
Lines of credit	1	$22,416	$22,416
Total	1	$22,416	$22,416

In the three month period ended June 30, 2012, there were no charge-offs as part of a troubled debt restructuring arrangement however an additional $22,000 of specific reserves were established on this troubled debt restructuring.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$11,880	$11,880
Commercial Real Estate:
General	5	3,446,269	2,808,146
Consumer:
Lines of credit	2	126,860	126,860
Residential	1	62,085	62,085
Total	9	$3,647,094	$3,008,971

In the six month period ended June 30, 2012, there were $638,000 of charge-offs as part of a troubled debt restructuring arrangement and an additional $50,000 of specific reserves were established on these troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms and stops communicating and working with the Bank.

For the three and six month periods ending June 30, 2012, there were no troubled debt restructurings that experienced a payment default within twelve months following the modification.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be reanalyzed once per quarter to assess the borrowers compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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
5M.
Monitor. Loans considered to be below average quality. The loans are often fundamentally sound but require more frequent management review because of an adverse financial event. Risk of non payment is elevated.

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

				Commercial Real Estate		Commercial Real Estate
		Commercial		General		Construction
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2012	2011	2012	2011	2012	2011
1		$0	$0	$0	$0	$0	$0
2		153,103	253,956	0	0	0	0
3		4,318,440	4,947,905	3,130,994	3,141,880	0	0
4		13,807,739	13,552,704	15,001,501	19,274,469	482,543	271,335
5		15,267,636	21,119,918	21,574,774	21,250,749	2,021,190	2,347,947
5	M	4,039,515	3,910,143	6,898,930	5,452,332	1,398,694	1,360,030
6		357,724	1,838,505	3,825,853	7,562,147	0	0
7		3,677,023	3,567,564	1,878,648	2,293,571	0	39,330
8		1,091,613	1,050,013	499,216	1,431,650	2,054,601	2,464,175
Total		$42,712,793	$50,240,708	$52,809,916	$60,406,798	$5,957,028	$6,482,817

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011:

	Residential
	June 30,	December 31,
	2012	2011
Performing	$15,725,088	$16,429,725
Impaired	848,223	595,598
Total	$16,573,311	$17,025,323

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Performing	$12,039,645	$13,293,523	$1,976,068	$2,204,108	$523,224	$527,858
Impaired	232,644	155,251	131,632	119,449	0	0
Total	$12,272,289	$13,448,774	$2,107,700	$2,323,557	$523,224	$527,858

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the six months ended was as follows:

	June 30,	June 30,
	2012	2011
Beginning of year	$3,276,838	$3,382,594
Additions	1,051,028	706,617
Reductions from sales	(786,442)	(389,455)
Direct write-downs	(185,020)	(392,928)
End of period	$3,356,404	$3,306,828

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$119,385	$59,290

6.      PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	June 30,	December 31,
	2012	2011
Land & land improvements	$4,700,106	$5,466,281
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,690,566	3,679,037
	14,522,835	15,277,481
Less: accumulated depreciation	5,074,789	4,872,616
	$9,448,046	$10,404,865

During the second quarter of 2012, the Company sold land with a carrying value of $790,135 resulting in a gain on sale of $208,389.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Non-interest-bearing DDA	$35,565,711	$33,281,198
Interest-bearing DDA	21,387,359	19,432,618
Money market	17,981,961	18,468,540
Savings	9,545,451	8,477,893
Time, under $100,000	89,023,531	95,211,768
Time, over $100,000	10,114,195	16,673,219
Total Deposits	$183,618,208	$191,545,236

There were no brokered deposits at June 30, 2012 and $3,462,000 at December 31, 2011. Since the Bank was not categorized as “well capitalized” at June 30, 2012 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There have been no borrowings from the FRB Discount Window since January 2010. The June 30, 2012 and December 31, 2011 short-term borrowing information was as follows:

Repurchase
Agreements

Outstanding at June 30, 2012	$10,993,728
Average interest rate at period end	0.72%
Average balance during period	10,199,796
Average interest rate during period	0.77%
Maximum month end balance during period	12,037,087

Outstanding at December 31, 2011	$7,814,745
Average interest rate at year-end	0.71%
Average balance during year	9,626,125
Average interest rate during year	0.76%
Maximum month end balance during year	11,986,254

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $2,960,077. Each borrowing requires a direct pledge of securities or loans or both. To support potential borrowings with the Federal Home Loan Bank, the Bank had residential loans with a fair market value of $3,700,096 pledged at June 30, 2012. The Bank had no outstanding borrowings with the Federal Home Loan Bank at either June 30, 2012 or December 31, 2011.

10.	SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.51% at June 30, 2012 and 2.63% at December 31, 2011. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At June 30, 2012, the accrued interest payable on the subordinated debentures was $264,129.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. As of June 30, 2012, Fifth Third has not taken any foreclosure action or communicated intent to do so. The Company continues to accrue interest at the rate of the term loan at maturity and after which is 6.00%, 275 basis points above Fifth Third’s prime rate. On June 30, 2012, there was $609,000 of unpaid interest compared to $458,000 at December 31, 2011.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012	December 31, 2011

Unused lines of credit and letters of credit	$20,687,736	$22,611,655
Commitments to make loans	118,375	0

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or internal evaluations. Management usually adds discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value.

Foreclosed Assets:  Commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell. Fair values are generally based on recent real estate appraisals or internal evaluations. Management usually adds discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$5,603,515	$5,603,515	$0	$0
US Government and
federal agency	18,781,514	0	18,781,514	0
Municipals	2,363,907	0	2,363,907	0
Mortgage-backed and
collateralized mortgage
obligations– residential	10,132,778	0	10,132,778	0
Total	$36,881,714	$5,603,515	$31,278,199	$0

Servicing assets	$41,324	$0	$41,324	$0

December 31, 2011
Available for sale securities:
US Treasury	$4,067,656	$4,067,656	$0	$0
US Government and
federal agency	15,572,588	0	15,572,588	0
Municipals	2,891,420	0	2,891,420	0
Mortgage-backed and
collateralized mortgage
obligations– residential	12,040,439	0	12,040,439	0
Total	$34,572,103	$4,067,656	$30,504,447	$0

Servicing assets	$76,276	$0	$76,276	$0

There were no transfers between levels during the first six months of 2012 or the three month periods ended June 30, 2012 or 2011.  During the first quarter of 2011, there was a transfer of two federal agency securities with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended June 30, 2012 and December 31, 2011.  Impaired loans and foreclosed assets are included if the fair value of such assets was revised during the quarterly period then ended.

		Significant
		Unobservable Inputs
	Total	(Level 3)
June 30, 2012
Impaired loans:
Commercial	$284,037	$284,037
Commercial Real Estate:
General	0	0
Construction	91,835	91,835
Consumer:
Lines of credit	374	374
Other	97	97
Residential	388,606	388,606
Total	$764,949	$764,949
Foreclosed assets:
Commercial Real Estate:
General	$1,319,449	$1,319,449
Residential	73,238	73,238
Total	$1,392,687	$1,392,687

December 31, 2011
Impaired loans:
Commercial	$19,686	$19,686
Commercial Real Estate:
General	3,871,595	3,871,595
Construction	160,276	160,276
Consumer:
Lines of credit	48,269	48,269
Other	0	0
Residential	198,244	198,244
Total	$4,298,070	$4,298,070
Foreclosed assets:
Commercial Real Estate:
General	$570,069	$570,069
Construction	6,160	6,160
Residential	204,668	204,668
Total	$780,897	$780,897

As discussed previously, the Bank generally utilizes real estate appraisals or internal evaluations for the valuation of its impaired loans and foreclosed assets.  These valuations use either a comparable sales or income approach.  Adjustments are routinely made in the appraisal process by the appraisers to account for differences between the comparable sales and income data available. These adjustments can vary from 0 to 40% depending on the property type as well as various sales and property characteristics including but not limited to: date of sale, size and condition of facility, quality of construction and proximity to the subject property. Further unobservable inputs used in estimating fair value are

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

additional discounts to the appraised value to consider: 1) selling costs where discounts can range from 2 to 15% and 2) the age of the appraisal with discounts ranging from 10 to 30%.

The following table presents information as of June 30, 2012 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a nonrecurring basis:

		Valuation	Significant Unobservable	Range		Weighted
	Fair Value	Technique (s)	Inputs	of Inputs		Average
June 30, 2012
Foreclosed assets:
Commercial Real Estate:
			Adjustments for differences between
General	$773,919	Sales comparison approach	the comparable sales	(50.0	) - 9.4%	(26.4)%
			Adjustments for differences in net
		Income approach	operating income expectations	10.0%		10.0%
Total	$773,919

There were no individually material impaired loans marked to fair value during the quarterly period ended June 30, 2012.

The following two paragraphs describe the impairment charges recognized during the period:

The method used to determine the valuation of impaired loans depends on the anticipated source of repayment. Most of the Bank’s impaired loans are collateral dependent; only two impairments are measured using the cash flow method. Collateral dependent impaired loans are measured using the fair value of the collateral. At June 30, 2012, such impaired loans had a recorded investment of $6,638,184, with a valuation allowance of $2,429,453 compared to impaired loans with a recorded investment of $7,528,841 and a valuation allowance of $2,902,547 at December 31, 2011. The fair value of the collateral on the collateral dependent loans was determined using independent appraisals or internal evaluations and was adjusted for anticipated disposition costs. Increases to specific allocations on impaired, collateral dependent loans were $600,000 for the first six months of 2012. However, in total, the impact to the provision for loan losses from impaired, collateral dependent loans was $(473,000) for the six month period ended June 30, 2012.

At June 30, 2012 and December 31, 2011, foreclosed assets carried a fair value of $3,341,237 and $3,261,671 respectively. During the six month period ended June 30, 2012, eighteen properties included in this total were written down by $185,020. There were also eight properties totaling $1,051,028 (at fair value) added to other real estate owned during the first six months of 2012. The fair value of other real estate owned was determined primarily using independent appraisals or internal evaluations and was adjusted for anticipated disposition costs.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements				December 31,
		at June 30, 2012 Using				2011
	Carrying					Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
	(in thousands)
Financial assets
Cash and cash equivalents	$18,444	$18,444	$0	$0	$18,444	$8,920	$8,920
Loans held for sale	6,070	0	6,224	0	6,224	5,535	5,940
Loans, net (including impaired)	128,053	0	0	123,027	123,027	144,359	139,176
FHLB stock	451	N/A	N/A	N/A	N/A	451	N/A
Accrued interest receivable	649	18	160	471	649	746	746

Financial liabilities
Deposits	183,618	83,705	99,977	0	183,682	191,545	193,775
Federal funds purchased and
repurchase agreements	10,994	0	10,994	0	10,994	7,815	7,815
Subordinated debentures	4,500	0	0	1,125	1,125	4,500	1,125
Notes payable	5,000	0	0	900	900	5,000	500
Accrued interest payable	946	5	68	66	139	738	130

The methods and assumptions, not previously presented above, used to estimate fair values are described as follows:

(a) Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   FAIR VALUE MEASUREMENTS (Continued)

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Federal funds purchased and repurchase agreements

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Subordinated debentures and Notes payable

The fair values of the Company’s subordinated debentures and notes payable are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements and consideration of the Company’s liquidity, resulting in a Level 3 classification.

(g) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, 2 or 3 classification, depending on the associated asset or liability.

(h) Off-balance sheet instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.  Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both June 30, 2012 and December 31, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at June 30, 2012 and December 31, 2011 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2012
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$10,600,266	7.40%	$11,466,326	8.00%	$15,766,199	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	8,777,421	6.12	5,733,163	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	8,777,421	4.20	8,366,877	4.00	17,779,614	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$10,350,300	6.40%	$12,944,731	8.00%	$17,799,005	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	8,287,231	5.12	6,472,366	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	8,287,231	3.79	8,756,307	4.00	18,607,152	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At June 30, 2012, only $1,822,844 was counted as Tier 2 capital and $2,498,453 was disallowed.  At December 31, 2011, $2,063,069 was counted as Tier 2 capital and $3,236,385 was disallowed.

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

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at June 30, 2012 or either December 31, 2010 or 2011. Management continues to explore options to raise the capital required for full compliance. At June 30, 2012, a capital contribution of $9,002,000 would have been needed to meet the capital ratios specified in the Consent Order.

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

Since the beginning of 2010, the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. Management does not believe the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. There were no brokered deposit balances at June 30, 2012.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements spelled out in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the
Directive. Since the issuance of the Consent Order, the board has made many efforts to secure funding and comply with both the Consent Order and the Directive but has not been successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s efforts to garner capital for the Bank are continuing.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2012 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2012 to that at December 31, 2011. The part labeled Results of Operations discusses the three and six month periods ending June 30, 2012 as compared to the same periods of 2011. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The overall economic environment remains challenging but appears to be stabilizing, both nationally and locally. Unemployment in Muskegon and Ottawa counties is declining but remains at a serious level. At June 30, 2012, unemployment was 8.7% for Muskegon County and 7.2% for Ottawa County. Additionally, property values, although low, are steadying which should lead to improved sales and construction activity. Although the current outlook is more optimistic, the effects of the extended downturn had a negative effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of June 30, 2012.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s main liquidity resource is its cash account balance which, as of June 30, 2012, was approximately $37,000. At this time, the Company has chosen to postpone the decision to take advantage of the Jumpstart Our Business Startups Act (the “JOBS Act”) and deregister as a public company. Management and the Board of Directors are considering many options for obtaining funding for the Company and do not believe it would be in the best interest of the Company to limit its options by deregistering. It is projected that the level of cash held at June 30, 2012 is adequate to support the Company’s overhead expenses through year-end 2012.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last nine contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at June 30, 2012, the total interest due Fifth Third was $609,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

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

FINANCIAL CONDITION

Total assets decreased by $4.3 million to $204.3 million at June 30, 2012 from $208.6 million at December 31, 2011. This is a 2.1% decrease in assets during the first six months of 2012. The reduction in the balance sheet was primarily evidenced by a decline in the loan portfolio which increased the cash held in interest bearing bank accounts and reduced the need to replace maturing time deposits.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash and cash equivalents increased by $9.5 million to $18.4 million at June 30, 2012 from $8.9 million at December 31, 2011. Balances kept at the FRB increased $8.8 million since year-end 2011. The increase in liquidity is driven largely by the reduction in loan balances in the first six months of the year. Currently, the FRB balance is higher than the desired balance of between $7 and $10 million. Although excess liquidity is a conservative posture, it is harmful to earnings. Management discusses the Bank’s liquidity position regularly and attempts to balance expected cash flow needs while also planning for unexpected liquidity events. Many of the loan repayments were not expected. As a result, there have been fewer solicitations of time deposits from the internet.

The Bank’s security portfolio was $36.9 million at June 30, 2012 and $34.6 million at December 31, 2011. Investment activity in the first six months of the year included purchases of $7.3 million and maturities, pre-payments and calls of $4.5 million. In the first quarter of 2012, one security was sold for a gain of approximately $3,000.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s troubled condition there are very few opportunities to secure off-balance-sheet borrowing facilities. Maintaining the unencumbered portion of the Bank’s security portfolio at a level that exceeds its general internal policy is critical and is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged but given the lack of other liquidity resources, the Bank has chosen to maintain a higher level of unpledged investments. At June 30, 2012, 32% of the investment portfolio was unencumbered; this outcome is similar to the 33% that was unpledged on December 31, 2011.

At June 30, 2012, $25.0 million of securities were pledged to public fund customers, the Federal Reserve Discount Window (“Discount Window”) and customer repurchase agreements.

The quality of the investment portfolio has received much scrutiny over the past several years. The plight of the U.S. bond market and U.S. economy in general as well as the European debt crisis have all either directly or indirectly affected security market values. Regardless, the investment portfolio remains strong with an unrealized net gain of $661,000. Included in this total are unrealized losses of only approximately $15,000. At June 30, 2012, there were seven securities with an amortized cost of $3.2 million having an unrealized loss. Only one of the seven had an unrealized loss longer than 12 months. At year-end 2011, there were seven securities with an amortized cost of $4.1 million having an unrealized loss and two with an unrealized loss longer than 12 months.

At June 30, 2012, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that the decline in value is less than 1%, that they are all fully guaranteed by the U.S. government, and the fact that the Bank has the ability and intent to hold them, and it is not likely the Bank will be required to sell the securities prior to them either recovering or maturing. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

Loans held for sale activity during the first six months of 2012 included $6.4 million of loan originations and $5.9 million of loan sales. The associated gain on the loan sales was $103,000.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total loans (held for investment) decreased $17.3 million and were $132.4 million at June 30, 2012 down from $149.7 million at December 31, 2011. The decrease in the commercial and commercial real estate loan portfolios comprised 90% of the overall decline. The overall decrease in the loan portfolio did not substantially change the concentration. At June 30, 2012 the concentration of commercial and commercial real estate loans was 76%; down slightly from a level of 78% at year-end 2011.  The wholesale focus of the Bank has remained since opening in 1999. During the economic crisis, the credit quality of those borrowers in the two largest portfolio segments deteriorated the most and caused a significant increase in the Bank’s overall risk profile.

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

At June 30, 2012, the allowance for loan losses totaled $4.3 million. During the first six months of 2012, $75,000 was added to the allowance through the provision expense. At year-end 2011, the allowance for loan losses was $5.3 million. The reduction in the allowance for loan losses is mostly related to net charge offs of $1.1 million occurring in the first half of 2012. The ratio of allowance to gross loans outstanding decreased to a level of 3.26% at June 30, 2012 compared to 3.54% at year-end 2011. Nearly $790,000 of the loan charge-offs occurring in the first six months of 2012 held specific allocations at year-end 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$1,356,903	32.1%	$1,309,632	33.4%
Commercial Real Estate	2,251,981	44.1	3,386,433	44.4
Consumer	442,467	11.3	410,001	10.9
Residential	193,706	12.5	193,388	11.3
Unallocated	76,240	N/A	0	N/A
Total	$4,321,297	100%	$5,299,454	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.45% at June 30, 2012, a decrease of 27 basis points from year-end 2011.  At year-end 2011, the general component of the allowance for loan losses was 1.72% of total non-specifically identified loans. There is $76,000 of unallocated reserves in the allowance for loan losses. If these unallocated reserves were included in the general component at June 30, 2012, the ratio of reserves to non-specifically identified loans would increase to 1.52%. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the economy, local unemployment, and risk in the portfolio including a reduction in both delinquency and charge-offs.

At June 30, 2012, the allowance contained $2,516,000 in specific allocations for impaired loans whereas at December 31, 2011 there was $2,991,000 specifically allocated. There was $13.9 million of unpaid principal on impaired loans at June 30, 2012 compared to $15.8 million at year-end 2011. At June 30, 2012, there was $6.2 million of unpaid principal on impaired loans requiring no reserves, a decrease of $1.2 million since year-end 2011.  In the first half of 2012, one loan for $119,000 was removed from troubled debt status. There was no specific allocation for the loan at year-end 2011.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2011 to June 30, 2012, the recorded investment in past due and non-accrual loans decreased by $2.0 million. This was evidenced by a $1.3 million decrease in the recorded investment in past due loans still accruing interest and a $725,000 decrease in the recorded investment in non-accrual loans in the first six months of 2012.

The recorded investment of accruing loans past due 30-59 days was $24,000 at June 30, 2012; a decrease of $851,000 since December 31, 2011. The decrease is mostly the result of activities on two loans. One loan for $545,000 was charged off and one for $196,000 was brought current as part of a workout deal. At June 30, there were 4 loans past due 30-59 days.

The recorded investment of accruing loans past due 60-89 days decreased $369,000 since year-end 2011 and was $25,000 at June 30, 2012. The entire balance past due at year-end 2011 was related to one customer. In the first part of 2012, the Bank did a workout with the customer which involved a non-real estate collateral liquidation

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and a principal paydown. The loans are performing now.  At June 30, there were only two loans comprising the entire past due balance.

There were no loans with a recorded investment past due 90 days and greater at June 30, 2012 still accruing interest. There was $27,000 past due 90 days and greater at year-end 2011.

The Bank’s delinquency is very low compared to prior periods and continues to trend downward. The credit review process will continue to be stringent; however it is possible that past dues could fluctuate in future periods.

In addition to a decline in delinquency in the first half of the year, the recorded investment of non-accrual loans decreased $725,000. At June 30, 2012, the recorded investment of non-accrual loans was $5.9 million. From a past due standpoint, 29% of the recorded investment in non-accrual loans were past due greater than 90 days on June 30, 2012; a majority of the non-accrual loans are paying as agreed and will possibly be eligible to return to full accrual in the future.

Overall net charge-offs for the second quarter of 2012 were $113,000 and were $1.1 million for the first half of 2012. The corresponding ratio of net charge-offs to average loans for the second quarter of 2012 was 0.32% while the ratio of net charge-offs to average loans was 1.47% for the first half of 2012.

In the first quarter of 2012, a large commercial real estate credit was restructured in a modification that is commonly referred to as an A-B note structure. In these types of modifications, a detailed analysis of the borrower’s financial condition is performed and the total debt is separated into two notes. The first note (“note A”) is underwritten to be supported by current cash flows and collateral and the second note (“note B”) is made for the remaining unsecured debt. Note B is immediately charged-off after closing with collection occurring only after note A is completely repaid. Sixty-six percent of the charge-offs recorded in the first quarter of 2012 was the note B of a commercial real estate restructuring. Aside from that single transaction, other charge offs would have been less than 1% of total loans during the first six months of 2012.

The net charge-offs for the second quarter of 2011 were $818,000 and $1.1 million for the first half of 2011. The resulting ratio of net charge-offs to average loans for the second quarter of 2011 was 2.00% and 1.29% for the first half of the same year.

Although the six month ratios of net charge-offs to average loans for both years are not comparable to normal historical charge-off ratios, it is encouraging that there has been a decrease and similar to the local economy, there appears to be a trend of stabilization.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.
____________
1
Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2012 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$5,637,613	$15,772,201	$17,138,051	$4,004,166	$42,552,031
Commercial Real Estate:
General	4,593,666	10,315,801	35,558,589	2,002,566	52,470,622
Construction	1,436,805	2,254,548	2,161,780	42,013	5,895,146
Consumer:
Lines of credit	703,261	2,514,790	3,794,320	5,212,759	12,225,130
Other	167,785	176,488	1,055,474	737,852	2,137,599
Credit card	59,022	183,075	281,127	0	523,224
Residential	0	0	7,208	16,562,950	16,570,158
	$12,598,152	$31,216,903	$59,996,549	$28,562,306	$132,373,910
Loans at fixed rates	$9,960,987	$22,007,828	$48,689,033	$22,319,636	$102,977,484
Loans at variable rates	2,637,165	9,209,075	11,307,516	6,242,670	29,396,426
	$12,598,152	$31,216,903	$59,996,549	$28,562,306	$132,373,910

At June 30, 2012, there were 78% of the loan balances carrying a fixed rate and 22% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At June 30, 2012, approximately 22% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market.

Premises and equipment were $9.4 million at June 30, 2012. This was a decrease of $957,000 from the balance of $10.4 million on December 31, 2011. In June, the Bank completed the sale of land it had purchased in the fourth quarter of 2006 for expansion of its branching system. The property was located on Apple Avenue in Muskegon County. The book value of the land sold was $788,000. There was a gain recorded of $208,000.

Foreclosed assets were $3.4 million at June 30, 2012 which was an increase of $80,000 since December 31, 2011. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. In addition to several lot sales during the first six months of 2012, eight properties were added, ten properties sold and one property that

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

had no book value was relinquished to the county. At June 30, 2012 there were 28 real estate holdings and at December 31, 2011 there were 31 real estate holdings.

Deposit balances were $183.6 million at June 30, 2012 down from $191.5 million at December 31, 2011. Since year-end 2011, total deposits declined by $7.9 million or 4%. The decrease was the result of non-interest bearing deposits increasing $2.3 million being offset by total interest bearing deposits decreasing by $10.2 million.

In addition to non-interest bearing demand deposits increasing since year-end 2011, interest bearing demand deposits have also increased. The $2.3 million increase in non-interest bearing demand accounts was essentially the result of several existing business customers increasing their balances which offset the seasonal decrease in the balances of one of the Bank’s key public fund customers. Interest bearing checking balances increased $2.0 million since year-end 2011. Over 70% of the change since year-end 2011 is related to the Bank’s largest two public fund customers having more on deposit between the two period ends.

Since year-end 2011, money market balances declined by $487,000 and savings balances rose by $1.1 million. Primarily all of the change in outstanding balance is from existing customers.  Two customers are responsible for over 50% of the growth in savings accounts since year-end 2011.

Time deposits declined by a net figure of $12.7 million in the first six months of 2012. With a significant amount of unplanned loan repayments, the Bank has not focused on renewing time deposits in an attempt to reduce the liquidity in the Federal Reserve Bank. On April 30, the final brokered time deposit totaling $3.5 million matured. The Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010.

Repurchase agreement balances were $7.8 million at December 31, 2011 and $11.0 million at June 30, 2012; an increase of $3.2 million. A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. This banking product has gotten more utilization since the FDIC program changed on December 31, 2010. Customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk. The increase in the balance between the two period ends was primarily from three existing repurchase customers keeping more money in their accounts at June 30, 2012 compared to year-end 2011.

Shareholders’ equity was negative on June 30, 2012. The balance was $(1.2 million) on that day. On December 31, 2011 the balance was $(1.4 million). There was an improvement of $230,000 which was made up of income recorded in the first six months of 2012 offset slightly by decreases in accumulated other comprehensive income (security market value adjustments).

The Bank’s capital ratios have risen since year-end 2011. At June 30, 2012, the Bank’s total risk-based capital ratio was 7.40% and its tier one to average assets ratio was 4.20%.  The Bank’s total risk-based capital ratio at December 31, 2011 was 6.40%. Its tier one to average assets ratio was 3.79% at year-end 2011. The total risk-based capital ratio improved as a result of recorded earnings and because of the favorable change in the mix of the Bank’s net risk -weighted assets. In spite of the improvement, on both period ends the Bank was considered under capitalized according to prompt corrective action regulations administered by federal banking agencies.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at any of the December 2010, 2011 or June 2012 capital reporting periods. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $9,002,000 on June 30, 2012 based on its asset mix and size. This is a decrease of $1,318,000 compared to the $10,320,000 that would have been needed on December 31, 2011.

The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. To reach a level of adequately capitalized, according to FDIC prompt corrective action guidance, the Bank would have needed a capital contribution of $866,000 based on its asset mix on June 30, 2012. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s effort to garner capital for the Bank is continuing.

RESULTS OF OPERATIONS

Net income recorded for the first six months of 2012 was $258,000. There were losses of $1.3 million recorded for the first six months of 2011; an improvement of $1.5 million between similar periods of 2012 and 2011. The corresponding basic and diluted earnings per share for the first six months of 2012 was $0.18. The basic and diluted loss per share for the first half of 2011 was $(0.86).

The Company recorded net income of $322,000 for the second quarter of 2012. The corresponding basic and diluted earnings per share was $0.22 for the second quarter of 2012. Conversely, there was a loss of $522,000 recorded in 2011’s second quarter. The corresponding basic and diluted loss per share was $(0.36).

The income recorded in the first six months of 2012 stems primarily from reduced expenses related to administering troubled assets and a gain on the disposal of a capital asset. The loan loss provision, foreclosed asset impairments and other collection expenses totaled $576,000 for the first six months of 2012. For the similar period in 2011 the same expenses totaled $1.7 million. For the second quarter of 2012, loan loss provision, foreclosed asset impairments and other collection expenses totaled $242,000; a decrease of $543,000 from the second quarter of 2011. Expenses related to administering troubled assets have declined markedly over the last several quarters. With the stabilization in the local economy and minimal delinquency, it is reasonable to assume that troubled asset expenses have stabilized and may possibly continue to decline.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first six months of 2012, the annualized return on the Company’s average total assets was 0.24% compared to (1.06)% for the first six months of 2011. For the second quarter of 2012, the annualized return on the Company’s average total assets was 0.62%. For the second quarter of 2011, the ratio was (0.90)%. The Company’s annualized return on average equity was (37.52)% for the first six months of 2012 and (564.94)% for the first six months of 2011. For the second quarter of 2012, the annualized return on average equity was (98.94)% compared to (1898.18)% for the second quarter of 2011. The ratio of average equity to average assets was (0.65)% for the first six months of 2012 and 0.19% for the first six months of 2011. The ratio was (0.62)% for the second quarter of 2012 and 0.05% for the same period in 2011. Although the Company had recorded earnings in the second quarter and first six months of 2012, the shareholder’s equity of the Company was still a negative number making the equity ratios referenced above negative and appear contradictory to the operating results.

Another component of the Company’s revenue is its net interest income. Although the Company’s net interest income was lower for the first six months of 2012 compared to the similar period in 2011, the corresponding net interest margin was better mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$19,508,022	$23,615	0.24%	$21,990,723	$26,430	0.24%
Securities	36,016,572	373,247	2.07	35,975,068	450,881	2.51
Loans (including held for sale
and non accrual)	143,639,559	4,253,369	5.92	164,650,630	5,100,053	6.19
	199,164,153	4,650,231	4.67	222,616,421	5,577,364	5.01
Other assets	12,659,566			13,610,779
	$211,823,719			$236,227,200
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$155,824,831	$760,668	0.98%	$178,615,080	$1,576,417	1.77%
Repurchase agreements and
FRB borrowings	10,199,796	39,019	0.77	8,531,164	31,617	0.74
Subordinated debentures and
notes payable	9,500,000	214,844	4.52	9,500,000	207,051	4.36
	175,524,627	1,014,531	1.16	196,646,244	1,815,085	1.85
Non-interest-bearing deposits	36,395,962			38,298,664
Other liabilities	1,276,058			837,562
Shareholders’ Equity	(1,372,928)			444,730
	$211,823,719			$236,227,200
Net interest income (tax equivalent
basis)		3,635,700			3,762,279
Net interest spread on earning assets
(tax equivalent basis)			3.51%			3.16%
Net interest margin on earning
assets (tax equivalent basis)			3.65%			3.38%
Average interest-earning assets to
average interest-bearing liabilities			113.47%			113.21%
Tax equivalent adjustment		23,552			26,159
Net interest income		$3,612,148			$3,736,120

The tax equivalent net interest spread on average earning assets increased 35 basis points to 3.51% in the past twelve months. The tax equivalent net interest margin increased by 27 basis points from 3.38% for the first six months of 2011 to 3.65% for the first six months of 2012. The tax equivalent net interest income for the first six months of 2012 was $3.6 million compared to a figure of $3.7 million for the same six months in 2011. Although there were $23.5 million fewer average earning assets in the first six months of 2012 compared to the similar period in 2011, the Company’s net interest income only decreased by $124,000 and the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The average rate earned on interest earning assets was 4.67% for the six month period ending June 30, 2012 compared to 5.01% for the same period in 2011. The main contributing factor was a reduction in the loan portfolio, the Company’s largest earning asset category. As the economy improves, businesses become healthier which strengthens their financial condition and allows them more banking options. As economic activity returns, many businesses are using excess liquidity to repay loans while others are pursuing lower rate financing at other financial institutions. The Company’s average loan portfolio is $21.0 million smaller than it was for the first six month period of 2011. Management will match competitor pricing to retain a customer when the rates adequately reflect borrower risk. Since the Bank’s internal prime lending rate is 175 basis points above the Wall Street Journal Prime Lending Rate, there is a lot of competitive pressure to revisit pricing on those customers that have recovered and are experiencing an improved financial condition.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as securities matured, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. Interest expense incurred on rate-bearing liabilities improved by 69 basis points when comparing the first six months of 2012 to that of the similar period in 2011; a majority of the improvement was a 109 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. With loan repayments in the first half of 2012, the Bank has been able to let maturing time deposits go without replacing them. When funding has been needed over the last twelve months, the Bank has been successful at securing lower rates.

The Bank’s customer repurchase agreement balance grew in the first half of 2012. The average outstanding in the first six months of 2012 was $1.7 million more than what it was in the same six month period of 2011. Additionally, the rate paid is 3 basis points higher. Rates have remained substantially the same however the product has tiered pricing which means that the mix of customer balances was different when comparing the two six month periods of 2011 and 2012 resulting in a higher overall yield.

Finally, the Company’s average rate paid on notes payable and subordinated debentures increased by 16 basis points between the first half of 2012 and the first half of 2011. The Company’s subordinated debt carried an average rate of 2.57% in the first half of 2012 which is roughly 21 basis points higher than an average rate of 2.36% paid for the same period in 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2012 and 2011 is in the table below.

	Three Months ended June 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$19,830,612	$11,880	0.24%	$21,068,803	$12,736	0.24%
Securities	37,003,288	186,277	2.01	35,407,386	219,236	2.48
Loans (including held for sale
and non accrual)	139,403,944	2,100,364	6.03	163,317,006	2,534,972	6.21
	196,237,844	2,298,521	4.69	219,793,195	2,766,944	5.04
Other assets	12,955,526			13,100,894
	$209,193,370			$232,894,089
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$152,849,770	$356,395	0.93%	$176,242,411	$764,822	1.74%
Repurchase agreements and
FRB borrowings	11,254,451	21,629	0.77	10,012,413	20,115	0.80
Subordinated debentures and
notes payable	9,500,000	106,865	4.50	9,500,000	104,161	4.39
	173,604,221	484,889	1.12	195,754,824	889,098	1.82
Non-interest-bearing deposits	35,533,166			35,955,251
Other liabilities	1,356,291			1,073,747
Shareholders’ Equity	(1,300,308)			110,267
	$209,193,370			$232,894,089
Net interest income (tax equivalent
basis)		1,813,632			1,877,846
Net interest spread on earning assets
(tax equivalent basis)			3.57%			3.22%
Net interest margin on earning
assets (tax equivalent basis)			3.70%			3.42%
Average interest-earning assets to
average interest-bearing liabilities			113.04%			112.28%
Tax equivalent adjustment		11,776			12,428
Net interest income		$1,801,856			$1,865,418

Similar to the comparison of the year to date net interest income results above; there was an overall decrease in tax equivalent net interest income between the second quarter results of 2012 and that of 2011. Tax equivalent net interest income declined by $64,000. Decreases to the blended rate earned on the average earning assets fell by 35 basis points but was more than offset by the 70 basis point improvement in the Company’s average cost of funds. The tax equivalent net interest spread rose by 35 basis points between the second quarter of 2011 and the similar period in 2012. The net interest margin on earning assets was 3.70% for the second quarter of 2012; an improvement of 28 basis points compared to the second quarter of 2011. Given the unexpected loan repayments and the higher than expected liquidity at the FRB, it may be difficult to continue improving the Company’s net interest margin in the second half of 2012. Any anticipated improvements to the net interest margin are likely to come from utilizing excess liquidity to fund time deposits maturities and to continue to reprice new time deposits to current rates.

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

Details of the repricing gap at June 30, 2012 were:

	Interest Rate Sensitivity Period
	Within Three	Three to Twelve	One to Five	After Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits
in other financial institutions	$15,242,760	$0	$0	$0	$15,242,760
Securities (including FHLB stock)	5,656,500	7,845,787	20,855,709	2,974,518	37,332,514
Loans held for sale	47,099	151,216	819,709	5,052,449	6,070,473
Loans	45,282,832	20,278,710	50,598,004	16,214,364	132,373,910
	66,229,191	28,275,713	72,273,422	24,241,331	191,019,657
Interest-bearing liabilities
Savings and checking	48,914,771	0	0	0	48,914,771
Time deposits <$100,000	9,786,661	32,679,220	46,557,650	0	89,023,531
Time deposits >$100,000	2,503,217	4,330,114	3,280,864	0	10,114,195
Repurchase agreements and
Federal funds purchased	10,993,728	0	0	0	10,993,728
Notes payable and other
borrowings	9,500,000	0	0	0	9,500,000
	81,698,377	37,009,334	49,838,514	0	168,546,225
Net asset (liability) repricing gap	$(15,469,186)	$(8,733,621)	$22,434,908	$24,241,331	$22,473,432
Cumulative net asset (liability)
repricing gap	$(15,469,186)	$(24,202,807)	$(1,767,899)	$22,473,432

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat like the FRB has forecasted, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense which could translate into higher net interest income and an increased net interest margin assuming there is not continued shrinkage or significant decline in the interest earned on the Company’s loan portfolio. If the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table simply illustrates what the Company is contractually able to change in certain time frames.

The provision for loan losses for the first six months of 2012 was $75,000 compared to $1.2 million for first half of 2011. The second quarter provision for loan losses was $498,000 for 2011 but none was recorded for the second quarter of 2012. The provision expenses are associated with changes in historical loss calculations, economic condition as well as delinquency, loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve were increasing as a result of the weakening economy and the emphasis being placed on recent loss history. Currently, general allocations are declining as a result of stabilization in the local economy and improved trends in delinquency and charge off activity and decreasing loan balances for which reserves are made.

Specific allocations to the loan loss reserve have also decreased in the first six months of the year. At June 30, 2012, the allowance for loan loss included specific allocations of $2.5 million, approximately $475,000 less than at December 31, 2011. At June 30, 2011, specific allocations were similar to the same period end in 2012 at a level of $2.4 million.

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

Non-interest income recorded in the first six months of 2012 was $876,000 compared to $880,000 recorded for the similar period in 2011. Although the totals are similar, decreases in recurring income sources such as overdraft fee income and gains on the sale of loans, were offset by a gain of $208,000 on the disposal of land that was originally acquired to build a fifth branch of the Bank.

Non-interest income for the second quarter of 2012 was $575,000 compared to $360,000 of non-interest income in the second quarter of 2011. The $208,000 gain on the land sale mentioned above was a majority of the difference in the results between the second quarter of 2012 and that of 2011. From a recurring income standpoint, the increases in the gain on sale of loans offset decreases in overdraft fee income.

Non-interest expenses for the first six months of 2012 were $4.2 million. Non-interest expenses for the first six months of 2011 were $4.7 million. Decreases to salary and benefit expenses and impairment on foreclosed assets comprised 72% of the decrease in the first half of the year. Non-interest expenses were $2.1 million for the second quarter of 2012 compared to $2.3 million for the similar period in 2011. The decline of $195,000 was attributable to reductions in the same two non-interest expense categories.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salary and benefit expenses, the largest category of non-interest expenses, were $1.9 million for the first half of 2012. For the similar period in 2011, the total was $2.1 million. There were on average 6 fewer full time equivalent (“FTE”) employees when comparing the two time periods. A majority of the decrease was related to retirements. In the last twelve months, one part time and three full time employees retired. Other vacancies were related to the timing of turnover and may not be a permanent decrease in FTE’s. Salary and benefit expenses for the second quarter of 2012 were $919,000, $108,000 less than the total for the same period in 2011.

There were foreclosed asset impairment charges of $185,000 in the first half of 2012. These results compare to $393,000 in the first half of 2011. In the second quarter of 2012, foreclosed asset impairment charges were $94,000 or $131,000 less than the like period in 2011. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, the total decreased in the first two quarters of 2012 compared to the first two quarters of 2011. The decrease is caused by two things, the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing for the time being. At June 30, 2012, there were 28 foreclosed assets totaling $3.4 million.

There was no income tax expense in either the first six months of 2012 or that of 2011.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2012. There have been no significant changes in the internal controls over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

COMMUNITY SHORES BANK CORPORATION

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the opinion of management, the Company and its subsidiaries are not a party to any current legal proceedings that are expected to have a material adverse effect on their financial condition, either individually or in the aggregate.

ITEM 1A.   RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2012.

Holders of Company common stock are entitled to receive cash dividends to the extent that they are declared from time to time by the Company's Board of Directors.  To date, the Company's Board of Directors has never declared a cash dividend.  The Company may only pay cash dividends out of funds that are legally available for that purpose.  The Company is a holding company and substantially all of its assets are held by its subsidiaries.  The Company's ability to pay cash dividends to its shareholders depends primarily on the Bank's ability to pay cash dividends to the Company.  Cash dividend payments and extensions of credit to the Company from the Bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over the Bank.  The ability of the Bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.  Under the Consent Order and Written Agreement, the Bank is precluded from paying dividends to the Company and the Company may not receive dividends from the Bank.

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

Not applicable.

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

COMMUNITY SHORES BANK CORPORATION

August 14, 2012	By: /s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 14, 2012	By: /s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.