Form 10-Q
period 2012-09-30
COMMUNITY SHORES BANK CORP
filed 2012-11-14
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 _____________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ________________________________
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
                                                                                                                                                                 ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                            ☐Yes  ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer☐ Non-accelerated filer ☐ Smaller reporting company ☒
                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                 ☐Yes ☒No

At November 1, 2012, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$2,774,023	$2,426,142
Interest-bearing deposits in other financial institutions	24,661,503	6,493,426
Total cash and cash equivalents	27,435,526	8,919,568
Securities available for sale (at fair value)	38,208,538	34,572,103
Loans held for sale	6,036,464	5,534,983
Loans	125,234,631	149,658,931
Less: Allowance for loan losses	3,603,407	5,299,454
Net loans	121,631,224	144,359,477
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,469,098	10,404,865
Accrued interest receivable	650,613	746,143
Foreclosed assets	2,993,531	3,276,838
Other assets	846,001	386,524
Total assets	$207,721,795	$208,651,301
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$45,158,043	$33,281,198
Interest-bearing	144,136,089	158,264,038
Total deposits	189,294,132	191,545,236
Federal funds purchased and repurchase agreements	8,593,208	7,814,745
Subordinated debentures	4,500,000	4,500,000
Notes payable	5,000,000	5,000,000
Accrued expenses and other liabilities	1,483,997	1,211,702
Total liabilities	208,871,337	210,071,683
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares
authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized;
1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(14,824,949)	(15,084,431)
Accumulated other comprehensive income	378,716	367,358
Total shareholders’ equity	(1,149,542)	(1,420,382)
Total liabilities and shareholders’ equity	$207,721,795	$208,651,301

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$1,946,158	$2,467,854	$6,199,527	$7,567,907
Securities (including FHLB dividends)	162,014	189,988	511,709	608,180
Federal funds sold and other income	15,841	15,958	39,456	48,918
Total interest income	2,124,013	2,673,800	6,750,692	8,225,005
Interest expense
Deposits	333,829	725,662	1,094,497	2,302,079
Repurchase agreements, federal funds purchased, and other debt	15,574	20,583	54,593	52,200
Federal Home Loan Bank advances and notes payable	108,093	104,742	322,937	311,793
Total interest expense	457,496	850,987	1,472,027	2,666,072
Net Interest Income	1,666,517	1,822,813	5,278,665	5,558,933
Provision for loan losses	0	344,692	75,035	1,547,118
Net Interest Income After Provision for Loan Losses	1,666,517	1,478,121	5,203,630	4,011,815
Non-interest income
Service charges on deposit accounts	166,975	180,605	505,783	555,252
Mortgage loan referral fees	0	23,251	14,441	35,356
Gain on sale of loans	105,455	23,701	208,387	194,883
Gain on sale of securities	0	3,288	2,856	3,288
Gain (loss) on sale of foreclosed assets	2,375	201,086	(40,058)	196,018
Gain on sale of premises and equipment	0	0	208,389	0
Other	144,153	154,343	395,606	481,172
Total non-interest income	418,958	586,274	1,295,404	1,465,969
Non-interest expense
Salaries and employee benefits	939,795	1,017,631	2,828,517	3,070,062
Occupancy	163,266	166,958	484,751	503,804
Furniture and equipment	101,243	137,114	305,228	406,115
Advertising	14,198	16,023	41,550	36,958
Data processing	142,929	122,219	425,390	372,832
Professional services	70,695	78,085	218,803	258,022
Foreclosed asset impairment	92,428	645,797	277,448	1,038,725
Other	558,974	565,931	1,657,865	1,733,167
Total non-interest expense	2,083,528	2,749,758	6,239,552	7,419,685
Income (Loss) Before Federal Income Taxes	1,947	(685,363)	259,482	(1,941,901)
Federal income tax expense (benefit)	0	0	0	0
Net Income (Loss)	$1,947	$(685,363)	$259,482	$(1,941,901)
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings (loss) per share	$0	$(0.47)	$0.18	$(1.32)
Diluted earnings (loss) per share	$0	$(0.47)	$0.18	$(1.32)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income (loss)	$1,947	$(685,363)	$259,482	$(1,941,901)

Other comprehensive income:
Unrealized holding gains on
available for sale securities	38,745	53,763	14,214	278,699
Less reclassification adjustments for gains
later recognized in income	0	(3,288)	(2,856)	(3,288)
Net unrealized gain	38,745	50,475	11,358	275,411
Tax effect	0	0	0	0
Total other comprehensive income	38,745	50,475	11,358	275,411

Comprehensive income (loss)	$40,692	$(634,888)	$270,840	$(1,666,490)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2011	1,468,800	$13,296,691	$(12,617,022)	$166,118	$845,787

Net loss			(1,941,901)		(1,941,901)
Other comprehensive income				275,411	275,411

Balance at September 30, 2011	1,468,800	$13,296,691	$(14,558,923)	$441,529	$(820,703)

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net income			259,482		259,482
Other comprehensive income				11,358	11,358

Balance at September 30, 2012	1,468,800	$13,296,691	$(14,824,949)	$378,716	$(1,149,542)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$259,482	$(1,941,901)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Provision for loan losses	75,035	1,547,118
Depreciation and amortization	301,960	397,871
Net amortization of securities	229,564	185,213
Net realized gain on sale of securities	(2,856)	(3,288)
Net realized gain on sale of loans	(208,387)	(194,883)
Net realized gain on sale of premises and equipment	(208,389)	0
Net realized (gain) loss on sale of foreclosed assets	40,058	(196,018)
Foreclosed asset impairment	277,448	1,038,725
Originations of loans for sale	(11,657,459)	(12,687,831)
Proceeds from loan sales	11,364,365	7,934,274
Net change in:
Accrued interest receivable and other assets	(363,947)	178,659
Accrued interest payable and other liabilities	272,295	115,712
Net cash from (used in) operating activities	379,169	(3,626,349)
Cash flows from investing activities
Activity in available for sale securities:
Sales	257,997	820,285
Maturities, prepayments and calls	8,331,960	11,892,365
Purchases	(12,441,742)	(12,638,990)
Loan originations and payments, net	21,481,939	9,423,390
Redemption of Federal Home Loan Bank stock	0	29,000
Proceeds from the sale of premises and equipment	998,524	0
Additions to premises and equipment, net	(156,328)	(47,618)
Proceeds from the sale of foreclosed assets	1,137,080	283,883
Net cash from investing activities	19,609,430	9,762,315
Cash flows from financing activities
Net change in deposits	(2,251,104)	(19,938,898)
Net change in federal funds purchased and
repurchase agreements	778,463	2,321,594
Net cash used in financing activities	(1,472,641)	(17,617,304)
Net change in cash and cash equivalents	18,515,958	(11,481,338)
Beginning cash and cash equivalents	8,919,568	23,639,873
Ending cash and cash equivalents	$27,435,526	$12,158,535
Supplemental cash flow information:
Cash paid during the period for interest	$1,156,813	$2,391,758
Transfers from loans to foreclosed assets	1,243,347	876,597
Foreclosed asset sales financed by the Company	72,068	427,440

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND RECENT DEVELOPMENTS:

The unaudited, consolidated financial statements as of and for the three and nine month periods ended September 30, 2012 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations.  In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended September 30, 2012 should not be considered as indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2011. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

Since 2008, the Company has experienced consolidated losses stemming from deterioration in credit quality and real estate values requiring the need for large loan loss provisions and impairments of foreclosed real estate. As a result primarily of the sustained losses, the Bank’s capital ratios declined. The Bank has been deemed undercapitalized since December 31, 2010 according to regulatory capital standards. At that time, the Bank had a total risk-based capital ratio of 7.06%. In 2012, after three quarters of profitability and a reduction of higher risk-weighted assets, the Bank’s total risk- based capital ratio increased to 7.80%. In spite of the improving total risk-based capital ratio, the Bank remains undercapitalized as of September 30, 2012.

As a result of deteriorating asset quality, poor earnings and falling capital ratios, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of September 30, 2012.

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

The Company’s main liquidity resource is its cash account balance which, as of September 30, 2012, was approximately $32,000. At this time, the Company has chosen to postpone the decision to take advantage of the Jumpstart Our Business Startups Act (the “JOBS Act”) and deregister as a public company. Management and the Board of Directors are considering many options for obtaining funding for the Company and do not believe it would be in the best interest of the Company to limit its options by deregistering. It is projected that the level of cash held at September 30, 2012 is adequate to support the Company’s overhead expenses through year-end 2012.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last ten contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at September 30, 2012, the total interest due Fifth Third was $686,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at September 30, 2012 and at December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value

US Treasury	$4,550,577	$57,470	$0	$4,608,047
US Government and federal agency	18,528,866	282,751	(81)	18,811,536
Municipals	2,262,070	88,604	0	2,350,674
Mortgage-backed and collateralized
mortgage obligations– residential	12,167,411	297,248	(26,378)	12,438,281
	$37,508,924	$726,073	$(26,459)	$38,208,538

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

US Treasury	$4,041,881	$25,775	$0	$4,067,656
US Government and federal agency	15,341,362	239,037	(7,811)	15,572,588
Municipals	2,767,463	123,957	0	2,891,420
Mortgage-backed and collateralized
mortgage obligations– residential	11,733,141	317,565	(10,267)	12,040,439
	$33,883,847	$706,334	$(18,078)	$34,572,103

The amortized cost and fair value of the securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees.  Below is the schedule of contractual maturities for securities held at September 30, 2012:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,526,468	$5,568,339
Due from one to five years	18,211,886	18,523,784
Due from five to ten years	1,603,159	1,678,134
Due in more than ten years	0	0
Mortgage-backed and collateralized
mortgage obligations – residential	12,167,411	12,438,281
	$37,508,924	$38,208,538

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued):

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2012 and December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$529,612	$(81)	$0	$0	$529,612	$(81)
Mortgage-backed and collateralized
mortgage obligations - residential	2,538,858	(17,732)	294,551	(8,646)	2,833,409	(26,378)
	$3,068,470	$(17,813)	$294,551	$(8,646)	$3,363,021	$(26,459)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,060,693	$(7,811)	$0	$0	$2,060,693	$(7,811)
Mortgage-backed and collateralized
mortgage obligations - residential	817,615	(4,240)	1,215,921	(6,027)	2,033,536	(10,267)
	$2,878,308	$(12,051)	$1,215,921	$(6,027)	$4,094,229	$(18,078)

No securities were sold in the three months ended September 30, 2012.  There was one security sold in the first nine months of 2012.  Management chose to remove the security from the portfolio because it no longer complied with the Bank’s internal investment policy.  Proceeds from the sale were $257,997 resulting in a realized gain of $2,856.  Proceeds from sales were $820,285 for the nine months and three months ended September 30, 2011 with a gain of $3,288 realized. There were no gross losses realized on the sales during 2012 or 2011.

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

At September 30, 2012, six debt securities had unrealized losses with aggregate depreciation of 0.78% from the amortized cost basis. Five of the six securities are issued by government agencies and one is issued by a government-sponsored agency. It is likely that all six debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	September 30, 2012	December 31, 2011
Commercial	$39,563,877	$50,062,289
Commercial Real Estate:
General	49,555,123	59,985,723
Construction	5,841,732	6,425,041
Consumer:
Lines of credit	9,822,404	13,376,689
Other	2,086,026	2,370,625
Credit card	505,688	527,858
Residential	17,907,033	16,942,989
	125,281,883	149,691,214
Less: Allowance for loan losses	(3,603,407)	(5,299,454)
Net deferred loan fees	(47,252)	(32,283)
Loans, net	$121,631,224	$144,359,477

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ending September 30, 2012 and 2011 by portfolio segment:

		Commercial
Three Months Ended September 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297
Charge-offs	(656,201)	(2,299)	(79,767)	0	0	(738,267)
Recoveries	10,296	8,204	1,877	0	0	20,377
Provision for loan losses	(98,273)	(100,367)	2,191	(39,529)	235,978	0
Ending balance	$612,725	$2,157,519	$366,768	$154,177	$312,218	$3,603,407

		Commercial
Three Months Ended September 30, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,487,362	$2,715,810	$492,977	$239,485	$4,935,634
Charge-offs	0	(377,914)	(14,364)	0	(392,278)
Recoveries	22,612	32,345	14,176	0	69,133
Provision for loan losses	95,374	208,574	50,237	(9,493)	344,692
Ending balance	$1,605,348	$2,578,815	$543,026	$229,992	$4,957,181

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the activity in the allowance for loan losses for the nine month periods ending September 30, 2012 and 2011 by portfolio segment:

		Commercial
Nine Months Ended September 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(869,270)	(859,504)	(111,248)	(11,392)	0	(1,851,414)
Recoveries	36,844	21,727	21,761	0	0	80,332
Provision for loan losses	135,519	(391,137)	46,254	(27,819)	312,218	75,035
Ending balance	$612,725	$2,157,519	$366,768	$154,177	$312,218	$3,603,407

		Commercial
Nine Months Ended September 30, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance	$1,218,865	$2,896,176	$546,603	$130,263	$4,791,907
Charge-offs	(296,963)	(1,052,238)	(150,026)	(32,664)	(1,531,891)
Recoveries	58,392	49,486	42,169	0	150,047
Provision for loan losses	625,054	685,391	104,280	132,393	1,547,118
Ending balance	$1,605,348	$2,578,815	$543,026	$229,992	$4,957,181
4.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2012 and December 31, 2011:

		Commercial
September 30, 2012	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$143,258	$1,384,517	$117,672	$74,214	$0	$1,719,661
Collectively evaluated for impairment	469,467	773,002	249,096	79,963	0	1,571,528
Unallocated	0	0	0	0	312,218	312,218
Total ending allowance balance	$612,725	$2,157,519	$366,768	$154,177	$312,218	$3,603,407

Loans:
Individually evaluated for impairment	$3,557,244	$8,173,209	$332,532	$704,346	$0	$12,767,331
Collectively evaluated for impairment	36,156,683	47,633,426	12,110,116	17,076,606	0	112,976,831
Total ending loans balance	$39,713,927	$55,806,635	$12,442,648	$17,780,952	$0	$125,744,162

		Commercial
December 31, 2011	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$466,001	$2,312,396	$109,309	$103,393	$2,991,099
Collectively evaluated for impairment	843,631	1,074,037	300,692	89,995	2,308,355
Total ending allowance balance	$1,309,632	$3,386,433	$410,001	$193,388	$5,299,454

Loans:
Individually evaluated for impairment	$3,930,572	$11,063,154	$274,700	$595,598	$15,864,024
Collectively evaluated for impairment	46,310,136	55,826,461	16,025,489	16,429,725	134,591,811
Total ending loans balance	$50,240,708	$66,889,615	$16,300,189	$17,025,323	$150,455,835

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011.  For purposes of this disclosure, the Company reports unpaid principal balance net of partial charge-offs.

				Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,420,379	$2,418,966	$0	$2,374,733	$13,665	$13,665	$2,496,173	$40,811	$40,696
Commercial Real Estate:
General	3,358,403	3,350,426	0	3,328,040	27,030	18,288	2,665,005	39,906	31,214
Construction	0	0	0	61,223	0	0	223,032	0	0
Consumer:
Lines of credit	40,138	40,069	0	41,072	1,966	995	47,143	8,752	4,814
Other	6,050	6,050	0	15,557	71	0	18,796	106	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	323,697	323,697	0	358,875	0	0	285,696	0	0
Subtotal	$6,148,667	$6,139,208	$0	$6,179,500	$42,732	$32,948	$5,735,845	$89,575	$76,724

With an allowance recorded:
Commercial	$1,136,865	$1,135,571	$143,258	$1,186,175	$9,981	$9,276	$1,595,863	$30,009	$26,306
Commercial Real Estate:
General	2,854,339	2,855,279	284,485	2,922,193	33,091	32,866	3,448,840	111,506	80,952
Construction	1,960,467	1,960,467	1,100,032	1,960,467	0	0	1,988,734	0	0
Consumer:
Lines of credit	160,009	159,658	64,921	162,470	1,054	871	187,926	2,777	2,594
Other	125,765	125,605	52,181	119,951	611	484	113,378	1,572	1,447
Credit card	570	570	570	3,248	0	0	1,317	0	0
Residential	380,649	380,026	74,214	440,504	3,313	3,129	500,164	9,658	9,253
Subtotal	$6,618,664	$6,617,176	$1,719,661	$6,795,008	$48,050	$46,626	$7,836,222	$155,522	$120,552
Total	$12,767,331	$12,756,384	$1,719,661	$12,974,508	$90,782	$79,574	$13,572,067	$245,097	$197,276

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

				Twelve Months	Twelve Months	Twelve Months
		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,591,467	$2,589,356	$0	$3,511,753	$55,237	$55,237
Commercial Real Estate:
General	4,388,271	4,377,406	0	3,265,902	123,083	107,620
Construction	227,842	227,842	0	511,659	0	0
Consumer:
Lines of credit	91,397	91,327	0	72,432	616	616
Other	0	0	0	6,012	0	0
Credit card	0	0	0	0	0	0
Residential	186,207	186,723	0	314,265	0	0
Subtotal	$7,485,184	$7,472,654	$0	$7,682,023	$178,936	$163,473
With an allowance recorded:
Commercial	$1,339,105	$1,337,955	$466,001	$959,371	$30,124	$29,623
Commercial Real Estate:
General	4,171,379	4,135,809	1,024,846	2,865,844	51,694	30,049
Construction	2,275,662	2,275,337	1,287,550	2,069,800	2,373	2,202
Consumer:
Lines of credit	63,854	63,675	16,128	145,132	11,143	3,682
Other	119,449	119,275	93,181	74,854	1,955	1,650
Credit card	0	0	0	1,006	0	0
Residential	409,391	408,244	103,393	699,853	22,948	18,135
Subtotal	$8,378,840	$8,340,295	$2,991,099	$6,815,860	$120,237	$85,341
Total	$15,864,024	$15,812,949	$2,991,099	$14,497,883	$299,173	$248,814

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.  However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of September 30, 2012:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$21,372	$0	$21,372	$38,964,056	$38,985,428
Commercial Real Estate:
General	0	0	0	0	48,142,071	48,142,071
Construction	0	0	0	0	4,011,383	4,011,383
Consumer:
Lines of credit	0	10,005	0	10,005	9,765,379	9,775,384
Other	0	0	0	0	2,051,825	2,051,825
Credit card	0	595	0	595	505,093	505,688
Residential	0	6,428	0	6,428	17,467,393	17,473,821
Total	$0	$38,400	$0	$38,400	$120,907,200	$120,945,600

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$592,433	$592,433	$136,066	$728,499
Commercial Real Estate:
General	156,895	96,127	144,308	397,330	1,355,756	1,753,086
Construction	0	0	0	0	1,900,095	1,900,095
Consumer:
Lines of credit	0	0	0	0	103,701	103,701
Other	0	6,050	0	6,050	0	6,050
Credit card	0	0	0	0	0	0
Residential	0	0	195,649	195,649	111,482	307,131
Total	$156,895	$102,177	$932,390	$1,191,462	$3,607,100	$4,798,562

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2011:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$576,736	$48,273	$0	$625,009	$48,278,897	$48,903,906
Commercial Real Estate:
General	197,488	243,075	0	440,563	57,422,942	57,863,505
Construction	0	0	0	0	4,063,776	4,063,776
Consumer:
Lines of credit	11,052	102,760	21,002	134,814	13,194,317	13,329,131
Other	8,817	0	0	8,817	2,306,281	2,315,098
Credit card	0	0	5,899	5,899	521,959	527,858
Residential	80,952	0	0	80,952	16,772,293	16,853,245
Total	$875,045	$394,108	$26,901	$1,296,054	$142,560,465	$143,856,519

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$2,478	$1,172,890	$1,175,368	$161,434	$1,336,802
Commercial Real Estate:
General	0	0	869,398	869,398	1,673,895	2,543,293
Construction	0	0	406,090	406,090	2,012,951	2,419,041
Consumer:
Lines of credit	4,826	66,587	48,230	119,643	0	119,643
Other	0	0	8,459	8,459	0	8,459
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	172,078	172,078
Total	$4,826	$69,065	$2,505,067	$2,578,958	$4,020,358	$6,599,316

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,651,715 of specific reserves on $10,672,624 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and $1,499,705 on $9,036,794 as of December 31, 2011. At September 30, 2012, the Company did not have any additional performing loans outstanding to those customers. As of December 31, 2011, there was $222,700 committed to one customer.

During the nine month period ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; or a permanent reduction of the recorded investment in the loan.

Modifications involving a stated interest rate of the loan below the current market rate were for periods ranging from 11 months to 5 years. Modifications involving a reduced payment amount were for periods ranging from 5 months to 4 years. Two modifications involved a permanent reduction of the recorded investment in the loan.

There were no loans modified as troubled debt restructurings during the three month period ending September 30, 2012.

In the three month period ended September 30, 2012, there were no charge-offs as part of a troubled debt restructuring arrangement.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$11,880	$11,880
Commercial Real Estate:
General	5	3,446,269	2,808,146
Consumer:
Lines of credit	2	126,860	126,860
Residential	1	62,085	62,085
Total	9	$3,647,094	$3,008,971

In the nine month period ended September 30, 2012, there were $638,000 of charge-offs as part of a troubled debt restructuring arrangement and an additional $49,000 of specific reserves were established on these troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three and nine month periods ending September 30, 2012, there were no troubled debt restructurings that experienced a payment default within twelve months following the modification.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
1	$0	$0	$0	$0	$0	$0
2	153,086	253,956	0	0	0	0
3	2,680,865	4,947,905	2,299,403	3,141,880	0	0
4	13,796,531	13,552,704	14,361,064	19,274,469	445,753	271,335
5	14,835,928	21,119,918	19,878,556	21,250,749	2,009,376	2,347,947
5M	4,353,544	3,910,143	6,023,053	5,452,332	1,398,284	1,360,030
6	345,345	1,838,505	5,297,777	7,562,147	0	0
7	3,010,614	3,567,564	1,693,691	2,293,571	97,598	39,330
8	538,014	1,050,013	341,613	1,431,650	1,960,467	2,464,175
Total	$39,713,927	$50,240,708	$49,895,157	$60,406,798	$5,911,478	$6,482,817

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity.  The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011:

	Residential
	September 30,	December 31,
	2012	2011
Performing	$17,076,606	$16,429,725
Impaired	704,346	595,598
Total	$17,780,952	$17,025,323

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Performing	$9,678,938	$13,293,523	$1,926,060	$2,204,108	$505,118	$527,858
Impaired	200,147	155,251	131,815	119,449	570	0
Total	$9,879,085	$13,448,774	$2,057,875	$2,323,557	$505,688	$527,858

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the nine months ended was as follows:

	September 30,	September 30,
	2012	2011
Beginning of year	$3,276,838	$3,382,594
Additions	1,243,347	876,597
Reductions from sales	(1,249,206)	(515,305)
Direct write-downs	(277,448)	(1,038,725)
End of period	$2,993,531	$2,705,161

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$199,278	$102,292

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	September 30,	December 31,
	2012	2011
Land & land improvements	$4,700,464	$5,466,281
Buildings & building improvements	6,132,163	6,132,163
Furniture, fixtures and equipment	3,681,462	3,679,037
Construction in process	113,980	0
	14,628,069	15,277,481
Less: accumulated depreciation	5,158,971	4,872,616
	$9,469,098	$10,404,865

During the second quarter of 2012, the Company sold land with a carrying value of $790,135 resulting in a gain on sale of $208,389.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Non-interest-bearing DDA	$45,158,043	$33,281,198
Interest-bearing DDA	23,290,924	19,432,618
Money market	18,870,059	18,468,540
Savings	9,375,425	8,477,893
Time, under $100,000	83,351,558	95,211,768
Time, over $100,000	9,248,123	16,673,219
Total Deposits	$189,294,132	$191,545,236

There were no brokered deposits at September 30, 2012 and $3,462,000 at December 31, 2011. Since the Bank was not categorized as “well capitalized” at September 30, 2012 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There have been no borrowings from the FRB Discount Window since January 2010. The September 30, 2012 and December 31, 2011 short-term borrowing information was as follows:

Repurchase
Agreements

Outstanding at September 30, 2012	$8,593,208
Average interest rate at period end	0.72%
Average balance during period	9,606,429
Average interest rate during period	0.76%
Maximum month end balance during period	12,037,087

Outstanding at December 31, 2011	$7,814,745
Average interest rate at year-end	0.71%
Average balance during year	9,626,125
Average interest rate during year	0.76%
Maximum month end balance during year	11,986,254

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Indianapolis.  Based on its current Federal Home Loan Bank Stock holdings and collateral, the Bank has the capacity to borrow $2,780,869. Each borrowing requires a direct pledge of securities or loans or both. To support potential borrowings with the Federal Home Loan Bank, the Bank had residential loans with a fair market value of $3,476,086 pledged at September 30, 2012. The Bank had no outstanding borrowings with the Federal Home Loan Bank at either September 30, 2012 or December 31, 2011.

10.	SUBORDINATED DEBENTURES

The Trust, a business trust formed by the Company, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.41% at September 30, 2012 and 2.63% at December 31, 2011. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures are payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (variable interest entity), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period.  Among other things, and subject to certain exceptions, during the deferral period, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock.  Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At September 30, 2012, the accrued interest payable on the subordinated debentures was $295,555.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The loan is in default, and the Company does not have the resources to pay the outstanding principal and accrued interest and does not expect to have it in the near future. Under the terms of the note, Fifth Third has the right to foreclose on the Bank’s stock which collateralizes the loan. As of September 30, 2012, Fifth Third has not taken any foreclosure action or communicated intent to do so. The Company continues to accrue interest at the rate of the term loan at maturity and after which is 6.00%, 275 basis points above Fifth Third’s prime rate. On September 30, 2012, there was $686,000 of unpaid interest compared to $458,000 at December 31, 2011.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011

Unused lines of credit and letters of credit	$24,457,739	$22,611,655
Commitments to make loans	862,850	0

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals or internal evaluations. Management may add discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value.

Foreclosed Assets:  Commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell. Fair values are generally based on recent real estate appraisals or internal evaluations. Management may add discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area.  This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return.  This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$4,608,047	$4,608,047	$0	$0
US Government and
federal agency	18,811,536	0	18,811,536	0
Municipals	2,350,674	0	2,350,674	0
Mortgage-backed and
collateralized mortgage
obligations– residential	12,438,281	0	12,438,281	0
Total	$38,208,538	$4,608,047	$33,600,491	$0

Servicing assets	$42,069	$0	$42,069	$0

December 31, 2011
Available for sale securities:
US Treasury	$4,067,656	$4,067,656	$0	$0
US Government and
federal agency	15,572,588	0	15,572,588	0
Municipals	2,891,420	0	2,891,420	0
Mortgage-backed and
collateralized mortgage
obligations– residential	12,040,439	0	12,040,439	0
Total	$34,572,103	$4,067,656	$30,504,447	$0

Servicing assets	$76,276	$0	$76,276	$0

There were no transfers between levels during the first nine months of 2012 or the three month periods ended September 30, 2012 or 2011.  During the first quarter of 2011, there was a transfer of two federal agency securities with a fair value of $991,568 at March 31, 2011 from Level 1 to Level 2.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended September 30, 2012 and December 31, 2011.  Impaired loans and foreclosed assets are included if the fair value of such assets was revised during the quarterly period then ended.
		Significant
		Unobservable Inputs
	Total	(Level 3)
September 30, 2012
Impaired loans:
Commercial	$267,781	$267,781
Commercial Real Estate:
General	165,511	165,511
Construction	0	0
Consumer:
Lines of credit	286	286
Other	68,438	68,438
Residential	257,998	257,998
Total	$760,014	$760,014
Foreclosed assets:
Commercial Real Estate:
General	$574,475	$574,475
Construction	105,954	105,954
Total	$680,429	$680,429

December 31, 2011
Impaired loans:
Commercial	$19,686	$19,686
Commercial Real Estate:
General	3,871,595	3,871,595
Construction	160,276	160,276
Consumer:
Lines of credit	48,269	48,269
Other	0	0
Residential	198,244	198,244
Total	$4,298,070	$4,298,070
Foreclosed assets:
Commercial Real Estate:
General	$570,069	$570,069
Construction	6,160	6,160
Residential	204,668	204,668
Total	$780,897	$780,897

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

The following table presents information as of September 30, 2012 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a nonrecurring basis:

		Valuation	Significant Unobservable	Range	Weighted
	Fair Value	Technique (s)	Inputs	of Inputs	Average
September 30, 2012
Impaired loans:			Adjustments for differences between
Residential	$212,812	Sales comparison approach	the comparable sales	0%	0%
Total	$212,812
Foreclosed assets:
Commercial Real Estate:			Adjustments for differences between
General	$404,919	Sales comparison approach	the comparable sales	10.0%	10.0%
Total	$404,919

The following two paragraphs describe the impairment charges recognized during the period:

The method used to determine the valuation of impaired loans depends on the anticipated source of repayment. Most of the Bank’s impaired loans are collateral dependent; only two impairments are measured using the cash flow method. Collateral dependent impaired loans are measured using the fair value of the collateral. At September 30, 2012, such impaired loans had a recorded investment of $5,537,693, with a valuation allowance of $1,605,902 compared to impaired loans with a recorded investment of $7,528,841 and a valuation allowance of $2,902,547 at December 31, 2011. The fair value of the collateral on the collateral dependent loans was determined using independent appraisals or internal evaluations and was adjusted for anticipated disposition costs. Increases to specific allocations on impaired, collateral dependent loans were $636,000 for the first nine months of 2012. However, in total, the impact to the provision for loan losses from impaired, collateral dependent loans was $(1,297,000) for the nine month period ended September 30, 2012.

At September 30, 2012 and December 31, 2011, foreclosed assets carried a fair value of $2,993,531 and $3,276,838 respectively. During the nine month period ended September 30, 2012, twenty-two properties included in this total were written down by $277,448. There were also eleven properties totaling $1,243,347 (at fair value) added to other real estate owned during the first nine months of 2012. The fair value of other real estate owned was determined primarily using independent appraisals or internal evaluations and was adjusted for anticipated disposition costs.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements				December 31,
		at September 30, 2012 Using				2011
	Carrying					Carrying	Fair
	Amount	Level 1	Level 2	Level 3	Total	Amount	Value
	(in thousands)
Financial assets
Cash and cash equivalents	$27,436	$27,436	$0	$0	$27,436	$8,920	$8,920
Loans held for sale	6,036	0	6,323	0	6,323	5,535	5,940
Loans, net (including impaired)	121,631	0	0	113,823	113,823	144,359	139,176
FHLB stock	451	N/A	N/A	N/A	N/A	451	N/A
Accrued interest receivable	651	19	174	458	651	746	746

Financial liabilities
Deposits	189,294	96,187	93,431	0	189,618	191,545	193,775
Federal funds purchased and
repurchase agreements	8,593	0	8,593	0	8,593	7,815	7,815
Subordinated debentures	4,500	0	0	1,125	1,125	4,500	1,125
Notes payable	5,000	0	0	900	900	5,000	500
Accrued interest payable	1,053	5	67	74	146	738	130

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

Accounting guidance related to income taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified.  The previous losses dating back to 2008 due to the distressed operating environment in Michigan have significantly restricted our ability under the accounting rules to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to carry a valuation allowance against our entire net deferred tax asset.  The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required.  We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.  Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized.  If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at both September 30, 2012 and December 31, 2011.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at September 30, 2012 and December 31, 2011 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2012
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$10,611,314	7.80%	$10,888,742	8.00%	$14,972,020	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	8,886,466	6.53	5,444,371	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	8,886,466	4.25	8,372,888	4.00	17,792,388	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (Tier 1 and
Tier 2) to risk-weighted
assets of the Bank	$10,350,300	6.40%	$12,944,731	8.00%	$17,799,005	11.00%
Tier 1 (Core) Capital
to risk-weighted
assets of the Bank	8,287,231	5.12	6,472,366	4.00	N/A	N/A
Tier 1 (Core) Capital
to average assets
of the Bank	8,287,231	3.79	8,756,307	4.00	18,607,152	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At September 30, 2012, only $1,724,848 was counted as Tier 2 capital and $1,878,559 was disallowed.  At December 31, 2011, $2,063,069 was counted as Tier 2 capital and $3,236,385 was disallowed.

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

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at September 30, 2012 or either December 31, 2010 or 2011. Management continues to explore options to raise the capital required for full compliance. At September 30, 2012, a capital contribution of $8,906,000 would have been needed to meet the capital ratios specified in the Consent Order.

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

Since the beginning of 2010, the Bank has been able to replace maturing brokered deposits with local deposits, including internet based time deposits and core deposits. Management does not believe the restriction on issuing brokered deposits imposes a significant liquidity problem for the Bank. There were no brokered deposit balances at September 30, 2012.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2012 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2012 to that at December 31, 2011. The part labeled Results of Operations discusses the three and nine month periods ending September 30, 2012 as compared to the same periods of 2011. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

This discussion and analysis of financial condition and results of operations, and other sections of the Form 10-Q contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company, Berryfield and CS Financial Services.  Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The overall economic environment remains challenging but appears to be stabilizing, both nationally and locally. Unemployment in Muskegon and Ottawa counties is declining but remains at a serious level. At September 30, 2012, unemployment was 8.0% for Muskegon County and 5.8% for Ottawa County. Additionally, property values, although low, are steadying which should lead to improved sales and construction activity. Although the current outlook is more optimistic, the effects of the extended downturn had a negative effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remains out of compliance with the Consent Order as of September 30, 2012.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s main liquidity resource is its cash account balance which, as of September 30, 2012, was approximately $32,000. At this time, the Company has chosen to postpone the decision to take advantage of the Jumpstart Our Business Startups Act (the “JOBS Act”) and deregister as a public company. Management and the Board of Directors are considering many options for obtaining funding for the Company and do not believe it would be in the best interest of the Company to limit its options by deregistering. It is projected that the level of cash held at September 30, 2012 is adequate to support the Company’s overhead expenses through year-end 2012.

On January 3, 2011, the Company was not able to repay its $5 million term loan when it came due. The Company does not have the resources to pay the outstanding principal and does not expect to have it in the near future. The Company did not make the last ten contractual quarterly interest payments. The total interest due to Fifth Third at year-end 2011 was $458,000. The Company continues to accrue interest on the term loan and at September 30, 2012, the total interest due Fifth Third was $686,000. Since the Company presently does not have sufficient funds to pay off the term loan’s principal and accrued interest, Fifth Third has a right to foreclose on the Bank’s stock which collateralizes the term loan.

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

FINANCIAL CONDITION

Total assets decreased by $930,000 to $207.7 million at September 30, 2012 from $208.6 million at December 31, 2011. Although this decrease in assets is less than 1% during the first nine months of 2012, there has been a noticeable change in the overall composition. Since year-end 2011, there has been a large decline in the loan portfolio which increased the cash held in interest bearing bank accounts.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents increased by $18.5 million to $27.4 million at September 30, 2012 from $8.9 million at December 31, 2011. Balances kept at the FRB increased $18.2 million since year-end 2011. The increase in liquidity is driven largely by the reduction in loan balances in the first nine months of the year. Currently, the FRB balance is higher than the desired balance of between $7 and $10 million. Although excess liquidity is a conservative posture, it is harmful to earnings. Management discusses the Bank’s liquidity position regularly and attempts to balance expected cash flow needs while also planning for unexpected liquidity events. Many of the loan repayments were not expected. As a result, there have been fewer solicitations of time deposits; both local and from the internet.

The Bank’s security portfolio was $38.2 million at September 30, 2012 and $34.6 million at December 31, 2011. Investment activity in the first nine months of the year included purchases of $12.4 million and maturities, pre-payments and calls of $8.3 million. In the first quarter of 2012, one security was sold for a gain of approximately $3,000.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s troubled condition there are very few opportunities to secure off-balance-sheet borrowing facilities. Maintaining the unencumbered portion of the Bank’s security portfolio at a level that exceeds its general internal policy is critical and is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged but given the lack of other liquidity resources, the Bank has chosen to maintain a higher level of unpledged investments. At September 30, 2012, 36% of the investment portfolio was unencumbered; this outcome is similar to the 33% that was unpledged on December 31, 2011.

At September 30, 2012, $24.5 million of securities were pledged to public fund customers, the Federal Reserve Discount Window (“Discount Window”) and customer repurchase agreements.

The quality of the investment portfolio has received much scrutiny over the past several years. The plight of the U.S. bond market and U.S. economy in general as well as the European debt crisis have all either directly or indirectly affected security market values. Regardless, the investment portfolio remains strong with an unrealized net gain of $700,000. Included in this total are unrealized losses of only approximately $26,000. At September 30, 2012, there were six securities with an amortized cost of $3.4 million having an unrealized loss. Only one of the six had an unrealized loss longer than 12 months. At year-end 2011, there were seven securities with an amortized cost of $4.1 million having an unrealized loss and two with an unrealized loss longer than 12 months.

At September 30, 2012, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that the decline in value is less than 1%, they are all fully guaranteed by the U.S. government, and the fact that the Bank has the ability and intent to hold them, and it is not likely the Bank will be required to sell the securities prior to them either recovering or maturing. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

Loans held for sale activity during the first nine months of 2012 included $11.7 million of loan originations and $11.4 million of loan sales. The associated gain on the loan sales was $208,000.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total loans (held for investment) decreased $24.4 million and were $125.2 million at September 30, 2012 down from $149.6 million at December 31, 2011. The decrease in the commercial and commercial real estate loan portfolios comprised 88% of the overall decline. The overall decrease in the loan portfolio changed the concentration slightly. At September 30, 2012 the concentration of commercial and commercial real estate loans was 76%; down slightly from a level of 78% at year-end 2011.  The wholesale focus of the Bank has remained since opening in 1999. During the economic crisis, the credit quality of those borrowers in the two largest portfolio segments deteriorated the most and caused a significant increase in the Bank’s overall risk profile.

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

At September 30, 2012, the allowance for loan losses totaled $3.6 million. During the first nine months of 2012, $75,000 was added to the allowance through the provision expense. At year-end 2011, the allowance for loan losses was $5.3 million. The reduction in the allowance for loan losses is mostly related to net charge offs of $1.8 million occurring in the first three quarters of 2012. The ratio of allowance to gross loans outstanding decreased to a level of 2.88% at September 30, 2012 compared to 3.54% at year-end 2011. Over $1.1 million of the loan charge-offs occurring in the first nine months of 2012 held specific allocations at year-end 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$612,725	31.6%	$1,309,632	33.4%
Commercial Real Estate	2,157,519	44.2	3,386,433	44.4
Consumer	366,768	9.9	410,001	10.9
Residential	154,177	14.3	193,388	11.3
Unallocated	312,218	N/A	0	N/A
Total	$3,603,407	100%	$5,299,454	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.39% at September 30, 2012, a decrease of 33 basis points from year-end 2011.  At year-end 2011, the general component of the allowance for loan losses was 1.72% of total non-specifically identified loans. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the economy, local unemployment, and risk in the portfolio including a reduction in both delinquency and charge-offs.

At September 30, 2012, there is $312,000 of unallocated reserves in the allowance for loan losses.  The unallocated reserve addresses certain broader economic and environmental factors that are not specific to any particular portfolio segment.  As higher periods of loss are removed from the 36-month historical loss calculation, the general component of the allowance decreased as previously discussed.  Based on macro-economic factors, as well as environmental and regulatory considerations, the unallocated portion of the allowance increased from $0 at December 31, 2011 to $76,000 at June 30, 2012 and $312,000 at September 30, 2012. If these unallocated reserves were included in the general component at September 30, 2012, the ratio of reserves to non-specifically identified loans would increase to 1.67% from 1.39%.

At September 30, 2012, the allowance contained $1,720,000 in specific allocations for impaired loans whereas at December 31, 2011 there was $2,991,000 specifically allocated. There was $12.8 million of unpaid principal on impaired loans at September 30, 2012 compared to $15.8 million at year-end 2011. At September 30, 2012, there was $6.1 million of unpaid principal on impaired loans requiring no reserves, a decrease of $1.3 million since year-end 2011.  In the first nine months of 2012, two loans were removed from troubled debt status. The total principal balance of these two loans was $259,000. There was a $33,000 specific allocation for one of the loans at year-end 2011.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2011 to September 30, 2012, the recorded investment in past due and non-accrual loans decreased by $2.6 million. This was evidenced by a $1.2 million decrease in the recorded investment in past due loans still accruing interest and a $1.4 million decrease in the recorded investment in past due, non-accrual loans in the first nine months of 2012.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no accruing loans past due 30-59 days at September 30, 2012; a decrease of $875,000 since December 31, 2011. The decrease is mostly the result of activities on two loans. One loan for $545,000 was partially charged off and the value of the collateral reclassified to foreclosed assets and one for $196,000 was brought current as part of a workout deal.

The recorded investment of accruing loans past due 60-89 days decreased $356,000 since year-end 2011 and was $38,000 at September 30, 2012. The entire balance past due at year-end 2011 was related to one customer. In the first part of 2012, the Bank did a workout with the customer which involved a non-real estate collateral liquidation and a principal paydown. The loans are performing now.  At September 30, 2012 there were five loans comprising the $38,000 past due balance.

There were no loans with a recorded investment past due 90 days and greater at September 30, 2012 still accruing interest. There was $27,000 past due 90 days and greater at year-end 2011.

The Bank’s delinquency is very low compared to prior periods and continues to trend downward. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

In addition to a decline in delinquency in the first nine months of the year, the recorded investment of non-accrual loans decreased $1.8 million. At September 30, 2012, the recorded investment of non-accrual loans was $4.8 million. From a past due standpoint, 19% of the recorded investment in non-accrual loans were past due greater than 90 days on September 30, 2012; a majority of the non-accrual loans are paying as agreed and will possibly be eligible to return to full accrual in the future.

Overall net charge-offs for the third quarter of 2012 were $718,000 and were $1.8 million for the first nine months of 2012. The corresponding ratio of net charge-offs to average loans for the third quarter of 2012 was 2.15% while the ratio of net charge-offs to average loans was 1.68% for the first nine months of 2012.

There were two primary transactions that account for a majority of the net charge-offs occurring in the third quarter and first nine months of 2012.

In the third quarter of 2012, 88% of the net charge-offs were for one relationship. The entire balance charged off for that relationship was fully allocated for in the allowance for loan losses. The charge-off occurred because the Bank met the Michigan statutory bad debt resolution time limits as a result of protracted litigation. Despite having charged off the loans as regulatorily required, the Bank continues to pursue legal remedies for potential recovery.

The second significant transaction occurred in the first quarter of 2012. A large commercial real estate credit was restructured in a modification that is commonly referred to as an A-B note structure. In these types of modifications, a detailed analysis of the borrower’s financial condition is performed and the total debt is separated into two notes. The first note (“note A”) is underwritten to be supported by current cash flows and collateral and the second note (“note B”) is made for the remaining unsecured debt. Note B is immediately charged-off after closing with collection occurring only after note A is completely repaid. Sixty-six percent of the charge-offs recorded in the first quarter of 2012 was the note B of a commercial real estate restructuring. Ignoring the above

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

two transactions, other charge-offs would have been less than 0.50% of average loans during the first nine months of 2012.

The net charge-offs for the third quarter of 2011 were $323,000 and $1.4 million for the first nine months of 2011. The resulting ratio of net charge-offs to average loans for the third quarter of 2011 was 0.80% and 1.13% for the first nine months of the same year.

Although the nine month ratios of net charge-offs to average loans for both years are not comparable to normal historical charge-off ratios, it is encouraging that many of the recent charge-offs were already specifically identified.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2012 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$4,681,848	$14,123,476	$16,672,102	$4,039,199	$39,516,625
Commercial Real Estate:
General	1,586,953	11,816,984	35,442,597	708,589	49,555,123
Construction	1,347,459	2,181,079	2,273,245	39,949	5,841,732
Consumer:
Lines of credit	646,986	1,076,497	3,434,320	4,664,601	9,822,404
Other	174,020	129,900	1,011,976	770,130	2,086,026
Credit card	58,015	178,329	269,344	0	505,688
Residential	0	66,380	6,400	17,834,253	17,907,033
	$8,495,281	$29,572,645	$59,109,984	$28,056,721	$125,234,631
Loans at fixed rates	$5,836,084	$21,680,872	$45,869,900	$20,325,194	$93,712,050
Loans at variable rates	2,659,197	7,891,773	13,240,084	7,731,527	31,522,581
	$8,495,281	$29,572,645	$59,109,984	$28,056,721	$125,234,631

Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. The loan repayments that occurred in the first nine months of 2012 have further impacted the rate distribution of the loan portfolio. At September 30, 2012, there were 75% of the loan balances carrying a fixed rate and 25% a floating rate. The composition of the loan portfolio at year-end 2011 was 71% fixed and 29% floating.
____________________________
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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment due to the heavy concentration of fixed rate loans.

Additionally, the maturity distribution of the loan portfolio has lengthened over the last several years. Contributing to the change in distribution is the increase in the mortgage loan portfolio over the past several years. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. To control extension risk mostly associated with the mortgage business line, management remains focused on originating loans saleable into the secondary market. At September 30, 2012, approximately 22% of the entire loan portfolio had a contractual maturity longer than five years, a level which is within the parameters determined to be acceptable by management.

Premises and equipment were $9.5 million at September 30, 2012. This was a decrease of $936,000 from the balance of $10.4 million on December 31, 2011. In June, the Bank completed the sale of land it had purchased in the fourth quarter of 2006 for expansion of its branching system. The property was located on Apple Avenue in Muskegon County. The book value of the land sold was $788,000. There was a gain recorded of $208,000.

Foreclosed assets were $3.0 million at September 30, 2012 which was a decrease of $283,000 since December 31, 2011. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. These properties are held until they can be sold. In addition to several lot sales during the first nine months of 2012, 11 properties were added, 14 properties sold and one property that had no book value was relinquished to the county. At September 30, 2012 there were 27 real estate holdings and at December 31, 2011 there were 31 real estate holdings.

Deposit balances were $189.3 million at September 30, 2012 down from $191.5 million at December 31, 2011. Since year-end 2011, total deposits declined by $2.2 million or 1%. The decrease was the result of an $11.9 million increase in non-interest bearing deposits being more than offset by total interest bearing deposits decreasing by $14.1 million.

Over 40% of the $11.9 million increase in non-interest bearing demand accounts was the result of one customer transferring from the Bank’s repurchase agreement product into a non-interest demand account. Several other existing business and public fund customers increased their balances since year-end 2011.

Since year-end 2011, interest bearing demand deposit accounts have risen by $3.9 million. The increase is related to the seasonal account activity of two of the Bank’s public fund customers.

More than offsetting the increase in interest bearing demand deposit accounts was a net decline of $19.3 million in the Bank’s time deposit balances in the first nine months of 2012. With a significant amount of unplanned loan repayments, the Bank has not focused on renewing time deposits in an attempt to reduce the liquidity in the Federal Reserve Bank. The reduction since year-end 2011 included a maturity of $3.5 million which was the final brokered time deposit held at the Bank. The Bank’s Consent Order with the FDIC prohibits the use of brokered deposits. The Bank has not issued any brokered deposits since January of 2010.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Repurchase agreement balances were $7.8 million at December 31, 2011 and $8.6 million at September 30, 2012; an increase of $778,000. Several customers increased their balances between the two period ends and completely offset the large transfer that one customer made into the non-interest demand deposit category.

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

Shareholders’ equity was negative with a balance of $(1.1 million) on September 30, 2012. On December 31, 2011 the balance was $(1.4 million). There was an improvement of $271,000 which was made up of income recorded in the first nine months of 2012 and a slight increase in accumulated other comprehensive income (security market value adjustments).

The Bank’s capital ratios have risen since year-end 2011. At September 30, 2012, the Bank’s total risk-based capital ratio was 7.80% and its tier one to average assets ratio was 4.25%.  The Bank’s total risk-based capital ratio at December 31, 2011 was 6.40%. Its tier one to average assets ratio was 3.79% at year-end 2011. The total risk-based capital ratio improved as a result of recorded earnings and because of the favorable change in the mix of the Bank’s net risk-weighted assets. In spite of the improvement, on both period ends the Bank was considered undercapitalized according to prompt corrective action regulations administered by federal banking agencies.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%.   The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period.  The Bank was not in compliance with required capital ratios at any of the December 2010, 2011 or September 2012 capital reporting periods. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $8,906,000 on September 30, 2012 based on its asset mix and size. This is a decrease of $1,414,000 compared to the $10,320,000 that would have been needed on December 31, 2011.

The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. To reach a level of adequately capitalized, according to FDIC prompt corrective action guidance, the Bank would have needed a capital contribution of $277,000 based on its asset mix on September 30, 2012. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. The board’s effort to garner capital for the Bank is continuing.

RESULTS OF OPERATIONS

Net income recorded for the first nine months of 2012 was $259,000. There were losses of $1.9 million recorded for the first nine months of 2011; an improvement of $2.2 million between similar periods of 2012 and 2011. The

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

corresponding basic and diluted earnings per share for the first nine months of 2012 was $0.18. The basic and diluted loss per share for the first nine months of 2011 was $(1.32).

The Company recorded net income of $2,000 for the third quarter of 2012; unfortunately that level of earnings results in a basic and diluted earnings per share of $0.00. Conversely, there was a loss of $685,000 recorded in 2011’s third quarter. The corresponding basic and diluted loss per share was $(0.47).

The income recorded in the first nine months of 2012 stems primarily from reduced expenses related to administering troubled assets and a gain on the disposal of a capital asset. The loan loss provision, foreclosed asset impairments and other collection expenses totaled $807,000 for the first nine months of 2012. For the similar period in 2011 the same expenses totaled $2.9 million. For the third quarter of 2012, loan loss provision, foreclosed asset impairments and other collection expenses totaled $231,000; a decrease of $911,000 from the third quarter of 2011. Expenses related to administering troubled assets have declined markedly over the last several quarters. With the stabilization in the local economy and minimal delinquency, it is reasonable to assume that troubled asset expenses have stabilized and may possibly continue to decline.

For the first nine months of 2012, the annualized return on the Company’s average total assets was 0.16% compared to (1.11)% for the first nine months of 2011. For the third quarter of 2012, the annualized return on the Company’s average total assets was 0.00%. For the third quarter of 2011, the ratio was (1.19)%. The Company’s annualized return on average equity was (27.18)% for the first nine months of 2012 and (959.51)% for the first nine months of 2011. The ratio of average equity to average assets was (0.60)% for the first nine months of 2012 and 0.12% for the first nine months of 2011. The ratio was (0.51)% for the third quarter of 2012 and (0.03)% for the same period in 2011. Although the Company had recorded earnings in the third quarter and first nine months of 2012, the shareholder’s equity of the Company was still a negative number making the equity ratios referenced above negative and appear contradictory to the operating results.

Another component of the Company’s revenue is its net interest income. Although the Company’s net interest income was lower for the first nine months of 2012 compared to the similar period in 2011, the corresponding net interest margin was better mostly as a result of improvements made to the Company’s cost of average funds. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$21,683,580	$39,456	0.24%	$21,617,008	$39,448	0.24%
Securities	36,153,180	511,709	1.89	35,703,465	617,650	2.31
Loans (including held for sale
and non accrual)	140,298,678	6,199,527	5.89	163,306,014	7,567,907	6.18
	198,135,438	6,750,692	4.54	220,626,487	8,225,005	4.97
Other assets	12,855,802			13,442,875
	$210,991,240			$234,069,362
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$153,248,982	$1,094,497	0.95	$176,738,287	$2,302,079	1.74%
Repurchase agreements and
FRB borrowings	9,606,429	54,593	0.76	9,192,295	52,200	0.76
Subordinated debentures and
notes payable	9,500,000	322,937	4.53	9,500,000	311,793	4.38
	172,355,411	1,472,027	1.14	195,430,582	2,666,072	1.82
Non-interest-bearing deposits	38,559,716			37,379,218
Other liabilities	1,349,193			989,715
Shareholders’ Equity	(1,273,080)			269,847
	$210,991,240			$234,069,362
Net interest income		5,278,665			5,558,933
Net interest spread on earning assets			3.40%			3.15%
Net interest margin on earning assets			3.55%			3.36%
Average interest-earning assets to
average interest-bearing liabilities			114.96%			112.89%

The net interest spread on average earning assets increased 25 basis points to 3.40% in the past twelve months. The net interest margin increased by 19 basis points from 3.36% for the first nine months of 2011 to 3.55% for the first nine months of 2012. The net interest income for the first nine months of 2012 was $5.3 million compared to a figure of $5.6 million for the same nine months in 2011. Although there were $22.5 million fewer average earning assets in the first nine months of 2012 compared to the similar period in 2011, the Company’s net interest income only decreased by $280,000 and the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest-bearing liabilities.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.54% for the nine month period ending September 30, 2012 compared to 4.97% for the same period in 2011. The main contributing factor was a reduction in the loan portfolio, the Company’s largest earning asset category. As the economy improves, businesses become healthier which strengthens their financial condition and allows them more banking options. As economic activity returns, many businesses are using excess liquidity to repay loans while others are pursuing lower rate financing at other financial institutions. The Company’s average loan portfolio is $23.0 million smaller than it was for the first nine month period of 2011. Management will match competitor pricing to retain a customer when the rates adequately reflect borrower risk. Since the Bank’s internal prime lending rate is 175 basis points above the Wall Street Journal Prime Lending Rate, there is a lot of competitive pressure to revisit pricing on those customers that have recovered and are experiencing an improved financial condition.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout last year, as securities matured, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

Fortunately, decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. Interest expense incurred on rate-bearing liabilities improved by 68 basis points when comparing the first nine months of 2012 to that of the similar period in 2011; a majority of the improvement was a 65 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. With loan repayments in the first nine months of 2012, the Bank has been able to let maturing time deposits go without replacing them. When funding has been needed over the last twelve months, the Bank has been successful at securing lower rates.

The Bank’s customer repurchase agreement balance grew slightly in the first nine months of 2012. The average outstanding in the first nine months of 2012 was $414,000 more than what it was in the same nine month period of 2011. The rate paid remained the same.

Finally, the Company’s average rate paid on notes payable and subordinated debentures increased by 15 basis points between the first nine months of 2012 and the first nine months of 2011. The Company’s subordinated debt carried an average rate of 2.80% in the first nine months of 2012 which is roughly 30 basis points higher than an average rate of 2.50% paid for the same period in 2011.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2012 and 2011 is in the table below.

	Three Months ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$25,987,402	$15,841	0.24%	$20,881,763	$13,018	0.25%
Securities	36,423,425	162,014	1.78	35,169,116	192,928	2.19
Loans (including held for sale
and non accrual)	133,689,544	1,946,158	5.82	160,660,628	2,467,854	6.14
	196,100,371	2,124,013	4.33	216,711,507	2,673,800	4.94
Other assets	13,244,006			13,112,538
	$209,344,377			$229,824,045
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$148,153,284	$333,829	0.90	$173,045,897	$725,662	1.68%
Repurchase agreements and
FRB borrowings	8,432,594	15,574	0.74	10,492,999	20,583	0.78
Subordinated debentures and
notes payable	9,500,000	108,093	4.55	9,500,000	104,742	4.41
	166,085,878	457,496	1.10	193,038,896	850,987	1.76
Non-interest-bearing deposits	42,840,183			35,570,309
Other liabilities	1,493,868			1,289,058
Shareholders’ Equity	(1,075,552)			(74,218)
	$209,344,377			$229,824,045
Net interest income		1,666,517			1,822,813
Net interest spread on earning assets			3.23%			3.18%
Net interest margin on earning assets			3.40%			3.36%
Average interest-earning assets to
average interest-bearing liabilities			118.07%			112.26%

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Similar to the comparison of the year to date net interest income results above; there was an overall decrease in net interest income between the third quarter results of 2012 and that of 2011. Net interest income declined by $156,000. Decreases to the blended rate earned on the average earning assets fell by 61 basis points mostly due to the excess liquidity carried during the quarter from loan repayments. Offsetting the decline in the blended rate earned on average earning assets was a 66 basis point improvement in the Company’s average cost of funds. As a result, the net interest spread rose by 5 basis points between the third quarter of 2011 and the similar period in 2012. The net interest margin on earning assets was 3.40% for the third quarter of 2012; an improvement of 4 basis points compared to the third quarter of 2011. Given the unexpected loan repayments and the higher than expected liquidity at the FRB, it may be difficult to continue improving the Company’s net interest margin in the last quarter of 2012. Any anticipated improvements to the net interest margin are likely to come from utilizing excess liquidity to fund time deposit maturities and to continue to reprice new time deposits to current rates.

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

The Company uses a sophisticated computer program to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities.  Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans.  Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest-bearing liabilities is a measure of interest sensitivity gap.  Balancing this gap is a continual challenge in a highly competitive and changing rate environment.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2012 were:

	Interest Rate Sensitivity Period
	Within Three	Three to Twelve	One to Five	After Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits
in other financial institutions	$24,661,503	$0	$0	$0	$24,661,503
Securities (including FHLB stock)	4,651,340	7,790,888	21,261,020	4,956,090	38,659,338
Loans held for sale	23,010	70,675	422,135	5,520,644	6,036,464
Loans	46,192,630	19,905,495	43,029,144	16,107,362	125,234,631
	75,528,483	27,767,058	64,712,299	26,584,096	194,591,936
Interest-bearing liabilities
Savings and checking	51,536,408	0	0	0	51,536,408
Time deposits <$100,000	15,666,096	28,280,514	39,404,948	0	83,351,558
Time deposits >$100,000	906,488	5,214,276	3,127,359	0	9,248,123
Repurchase agreements and
Federal funds purchased	8,593,208	0	0	0	8,593,208
Notes payable and other
borrowings	9,500,000	0	0	0	9,500,000
	86,202,200	33,494,790	42,532,307	0	162,229,297
Net asset (liability) repricing gap	$(10,673,717)	$(5,727,732)	$22,179,992	$26,584,096	$32,362,639
Cumulative net asset (liability)
repricing gap	$(10,673,717)	$(16,401,449)	$5,778,543	$32,362,639

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

The provision for loan losses for the first nine months of 2012 was $75,000 compared to $1.5 million for first nine months of 2011. The third quarter provision for loan losses was $345,000 for 2011 but none was recorded for the third quarter of 2012. The provision expenses are associated with changes in historical loss calculations, economic condition as well as delinquency, loan charge offs and downgrades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio. Over the past few years, general allocations to the loan loss reserve were increasing as a result of the weakening economy and the emphasis being placed on recent loss history. Currently, general allocations are declining as a result of stabilization in the local economy and improved trends in delinquency and charge off activity and decreasing loan balances for which reserves are made.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specific allocations to the loan loss reserve have also decreased in the first nine months of the year. At September 30, 2012, the allowance for loan loss included specific allocations of $1.7 million, approximately $1.3 million less than at December 31, 2011. At September 30, 2011, specific allocations were $2.4 million or $691,000 more than the same period end in 2012.

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

Non-interest income recorded in the first nine months of 2012 was $1.3 million compared to $1.5 million recorded for the similar period in 2011. Decreases in recurring income sources such as service charges on deposits and overdraft fee income are responsible for a portion of the decline. Two large differences when comparing the first three quarters of 2011 and 2012 basically offset each other; gains and losses on foreclosed asset sales and the gain on the sale of premises and equipment.

In the first nine months of 2012, foreclosed asset sales resulted in losses of $40,000. In the first nine months of 2011, foreclosed asset sales resulted in a gain of $196,000. There is a $236,000 unfavorable differential between the periods. Nearly offsetting this was a gain of $208,000 recorded in 2012’s second quarter. The Bank sold land that was originally acquired to build a fifth banking branch. There were no sales of premises and equipment in the first nine months of 2011.

A majority of the decline between the first nine months of 2012 and that of 2011 in other non-interest income stems from the $76,000 decrease in loan servicing income on Small Business Administration (“SBA”) loans. In addition to receiving income for servicing SBA loan payments, the Company also recognizes changes in the fair value of its SBA servicing rights through the same income account. In the first quarter of 2011, the Bank sold the guaranteed portion of three SBA loans and recorded the initial fair market value through income according to the Company’s chosen accounting method for servicing rights. In the second quarter of 2012, the Bank repurchased one of the sold loans which eliminated the servicing right and resulted in another fair value adjustment through servicing income. For more detailed information see Note 1 to the Company’s 2011 Annual Report.

Non-interest income for the third quarter of 2012 was $419,000 compared to $586,000 of non-interest income in the third quarter of 2011; $167,000 less. The largest difference between the two operating periods was a $201,000 net gain on the sale of foreclosed property which occurred in 2011’s third quarter. Foreclosed property sales were only $2,000 in 2012’s similar quarter. From a recurring income standpoint, there has been an increase in revenue generated from originating and selling mortgage loans. Gains on the sale of mortgage loans were $105,000 in the third quarter of 2012. This outcome was $82,000 more than the similar period in 2011.

Non-interest expenses for the first nine months of 2012 were $6.2 million. Non-interest expenses for the first nine months of 2011 were $7.4 million. Decreases to salary and benefit expenses and impairment on foreclosed assets comprised 85% of the decrease in the first nine months of the year. Non-interest expenses were $2.1 million for the third quarter of 2012 compared to $2.7 million for the similar period in 2011. The decline of $666,000 was attributable to reductions in the same two non-interest expense categories.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salary and benefit expenses, the largest category of non-interest expenses, were $2.8 million for the first nine months of 2012. For the similar period in 2011, the total was $3.1 million. There were on average 6 fewer full time equivalent (“FTE”) employees when comparing the two time periods. A majority of the decrease was related to retirements. In the last twelve months, one part time and three full time employees retired. Other vacancies were related to the timing of turnover and may not be a permanent decrease in FTE’s. Salary and benefit expenses for the third quarter of 2012 were $940,000, $78,000 less than the total for the same period in 2011.

There were foreclosed asset impairment charges of $277,000 in the first nine months of 2012. These results compare to $1.0 million in the first nine months of 2011. In the third quarter of 2012, foreclosed asset impairment charges were $92,000 or $553,000 less than the like period in 2011. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, the magnitude of the adjustments has slowed. The taper is caused by two things, the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio have essentially stabilized. Actually in the past few months, internal and external evaluations on local properties have often been coming in above the carrying value. At September 30, 2012, there were 27 foreclosed assets totaling $3.0 million.

There was no income tax expense in either the first nine months of 2012 or that of 2011. However, it is estimated that the profits recorded by the Company in the first nine months of 2012 have resulted in a small alternative minimum tax liability. The Company will continue to monitor the situation and make adjustments as appropriate.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.           CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2012. There have been no significant changes in the internal controls over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2012.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s September 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

November 14, 2012	By:	/s/ Heather D. Brolick
Date		Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 14, 2012	By:	/s/ Tracey A. Welsh
Date		Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s September 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.