Form 10-K
period 2012-12-31
COMMUNITY SHORES BANK CORP
filed 2013-03-29
CIK 1070523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________       to ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___                                                                              Accelerated filer ___
Non-accelerated filer ___                                                                                Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes         No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $187,000.

As of March 15, 2013, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2012 annual report to shareholders.
Part III
Portions of the registrants definitive proxy statement for its Annual Meeting of shareholders to be held on or about May 16, 2013 (the “Proxy Statement”) are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

In 2012, the Company recorded consolidated net income for the first time since 2006. The income stemmed mainly from stabilized credit quality and real estate valuations which translated into only a small loan loss provision and notably lower foreclosed asset impairment charges. In spite of the improved financial outcome for 2012, the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios. The Bank has been deemed undercapitalized since December 31, 2010 according to regulatory capital standards. At that time, the Bank had a total risk-based capital ratio of 7.06%. The net income recorded by the Bank in 2012 along with a significant reduction in risk-weighted assets during that year improved the total risk-based capital ratio to 7.88% at December 31, 2012. Although the Bank remained undercapitalized as of that date, it was within 12 basis points or approximately $168,000 of achieving an adequately capitalized regulatory capital status.

As a result of deteriorating asset quality, poor earnings and falling capital ratios beginning in 2007, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and OFIR. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of December 31, 2012.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors must submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of March 20, 2013, was approximately $785,000 (unaudited).

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third; nor was the Company able to make the proceeding ten quarterly interest payments. The term loan has been in default for the past 25 months. At December 31, 2012, the total amount owed Fifth Third including accrued interest was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015. The note is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. As such, the Bank was not in compliance with the Directive at the end of 60 days and remains out of compliance. The board informed the FDIC in a letter dated October 14, 2011 that it was unable to comply with the Directive. There has been no further communications with the FDIC regarding the Directive. Although the Bank remained out of compliance with the Directive at year-end 2012, the Bank’s recorded earnings and the reduction in risk-weighted assets in 2012 moved it closer to the FDIC capital category stipulated in the Directive. Management anticipates that the Bank will continue being profitable and will reach an adequately capitalized regulatory capital position in the first quarter of 2013.

Failure to comply with the provisions of the Consent Order, the Written Agreement or the Directive may subject the Bank to further regulatory enforcement action.

The Company’s extended period of net losses, failure to repay its term loan at maturity, non-compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raise substantial doubt about the Company’s ability to continue as a going concern. As a result of this substantial doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2012, 2011 and 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements and other financial information appearing herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Real Estate Loans.  The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates.  The general operating policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated.  Generally loan sales are on a servicing-released basis in the secondary market, regardless of term or product.  The Bank, based on its lending guidelines, may periodically elect to underwrite and retain certain mortgages in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

The Bank has established relationships with other independent financial institutions to provide other services requested by the Bank’s customers, and loan participations where the requested loan amounts exceed the Bank's policies or legal lending limits.

Competition

The Company’s primary market area is Muskegon County and Northern Ottawa County, Michigan.  Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas.  There are a number of banks, thrifts and credit union offices located in the Company’s market area.  Most are branches of larger financial institutions with the exception of some credit unions.  Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services.  Most of the Company’s competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases.  The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee").  The Loan Committee members include all commercial lenders, the Commercial Loan Department Head, the Credit Administrator, the President, and other designated credit personnel.  The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $1,500,000.  The Loan Committee may recommend that requests exceeding this amount be approved by the Executive Loan Committee which consists of certain members of senior management and at least three board members. The Executive Loan Committee has a lending authority of $2,750,000.  Loan requests in excess of the Executive Loan Committee limit require the approval of the board of directors.

The board of directors has the maximum lending authority permitted by law.  However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit.  The Bank's “in house” limit, as of December 31, 2012, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,321,000 in specific cases with approval by two-thirds of the Bank's Board of Directors.  Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

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

Working capital loans that are structured as a line of credit are reviewed periodically. These loans generally are secured by assets of the borrower and have an interest rate tied to the prime rate.  Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing.  Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a spread to the prime rate or a U.S. Treasury Index.

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

Commercial real estate lending involves more risk than residential lending, because loan balances are greater and repayment is dependent upon the borrower's operations.  The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to non-owner operated properties of well-known customers or new customers with an established history of profitability.

Single Family Residential Real Estate Loans. The Bank originates first mortgage residential real estate loans in its market area according to secondary market underwriting standards.  These loans are likely to provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.  A majority of the single family residential real estate loans are expected to be sold on a servicing-released basis in the secondary market with all interest rate risk and credit risk passed to the purchaser.  The Bank may periodically elect to underwrite certain residential real estate loans to be held in its own loan portfolio.

Consumer Loans.  The Bank originates consumer loans for a variety of personal financial needs.  Consumer loans are likely to include fixed home equity and equity lines of credit, new and used automobile loans, boat loans, personal unsecured lines of credit, credit cards and overdraft protection for checking account customers. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually will involve greater credit risk due to the type and nature of the collateral securing the debt.  Strong emphasis is placed on the amount of the down payment, credit quality, employment stability, monthly income and appropriate insurance coverage.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans.  The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank.  As a result of increased risk in the lending area over the past several years, the Bank moved to a biannual loan review in 2008.  In 2012, the reviews were performed in July and October. As a result of the contraction in the size of the loan portfolio as well as the improved credit quality, the Audit Committee of the Bank decided to returned to an annual independent loan review.  For 2013, the loan review is scheduled in the fourth quarter.

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

Employees

As of December 31, 2012, the Bank had 53 full-time and 21 part-time employees. No Bank employees are represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2012 and 2011.

Consolidated Results of Operations:
	2012	2011
Interest income	$8,773,003	$10,833,160
Interest expense	1,889,064	3,336,766
Net interest income	6,883,939	7,496,394
Provision for loan losses	75,035	2,483,640
Non interest income	1,686,640	1,921,431
Non interest expense	8,227,706	9,505,263
Income (loss) before income tax expense	267,838	(2,571,078)
Income tax (benefit) expense	0	(103,669)
Net income (loss)	$267,838	$(2,467,409)

Consolidated Balance Sheet Data:
	2012	2011
Total assets	$204,231,363	$208,651,301
Cash and cash equivalents	20,297,115	8,919,568
Securities	41,460,396	34,572,103
Loans held for sale	6,040,869	5,534,983
Gross loans	125,830,250	149,658,931
Allowance for loan losses	3,382,977	5,299,454
Other assets	13,985,710	15,265,170

Deposits	184,176,493	191,545,236
Federal funds purchased and repurchase agreements	10,190,059	7,814,745
Notes payable	5,000,000	5,000,000
Subordinated debentures	4,500,000	4,500,000
Other	1,603,907	1,211,702

Shareholders’ equity	(1,239,096)	(1,420,382)

Consolidated Financial Ratios:

Return on average assets	0.13%	(1.07	) %
Return on average shareholders’ equity	N/A	N/A
Average equity to average assets	(0.55)	0.02

Dividend payout ratio	N/A	N/A

Non performing loans to total loans and leases	3.11	4.50

Bank Only:
Tier 1 leverage capital ratio	4.53	3.79
Tier 1 leverage risk-based capital ratio	6.61	5.12
Total risk-based capital ratio	7.88	6.40

Per Share Data:

Net Income (Loss):
Basic	$0.18	$(1.68)
Diluted	$0.18	(1.68)

Book value at end of period	(0.84)	(0.97)
Dividends declared	N/A	N/A
Weighted average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800

Net Interest Earnings

A table demonstrating the net interest earnings of the Company for 2012 and 2011 and a discussion of net interest earnings are incorporated here by reference to Management’s Discussion and Analysis at pages 18 through 22 of the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Rate Volume Analysis

	Year ended December 31, 2012 over 2011			Year ended December 31, 2011 over 2010
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest-bearing deposits with banks	$2,658	$2,709	$(51)	$(2,642)	$(2,049)	$(593)
Securities 1	(131,033)	19,768	(150,801)	(77,857)	102,689	(180,546)
Loans 2	(1,931,782)	(1,414,494)	(517,288)	(1,089,868)	(967,582)	(122,286)
Net change in interest income	(2,060,157)	(1,392,017)	(668,140)	(1,170,367)	(866,942)	(303,425)
Increase (decrease) in interest expense
Interest-bearing deposits	(1,455,917)	(447,450)	(1,008,467)	(1,459,036)	(299,251)	(1,159,785)
FRB borrowings and repurchase agreements	(3,501)	(2,909)	(592)	(2,568)	5,790	(8,358)
Subordinated debentures, notes payable and FHLB advances	11,716	0	11,716	(234,373)	(127,995)	(106,378)
Net change in interest expense	(1,447,702)	(450,359)	(997,343)	(1,695,977)	(421,456)	(1,274,521)
Net change in net interest income	$(612,455)	$(941,658)	$329,203	$525,610	$(445,486)	$971,096

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at
	December 31, 2012	December 31, 2011
US Treasury	$4,094,532	$4,067,656
U.S. Government and federal agency	20,259,743	15,572,588
Municipals	2,333,741	2,891,420
Mortgage-backed and collateralized mortgage obligations– residential	14,772,380	12,040,439
	$41,460,396	$34,572,103
_____________________
1 Includes Federal Home Loan Bank Stock.
2 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2012	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$1,509,609	$2,584,923	$0	$4,094,532
U.S. Government and federal agency	3,559,113	16,700,630	0	20,259,743
Municipals	0	1,219,819	1,113,922	2,333,741
Mortgage-backed and collateralized mortgage obligations– residential	0	118,836	14,653,544	14,772,380
	$5,068,722	$20,624,208	$15,767,466	$41,460,396
Weighted Average Yield	1.63%	1.24%	2.08%	1.60%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2012.

Issuer	Book Value	Market Value
FNMA	6,212,497	6,352,369
FHLMC	3,756,217	3,821,231
FHLB	6,184,656	6,270,112
FFCB	6,071,477	6,124,248
GNMA	9,226,315	9,306,981
FAMCA	2,567,056	2,607,308
US Treasury Note	4,044,909	4,094,532

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2012		December 31, 2011
	Balance	%	Balance	%
Commercial	$39,859,502	31.7	$50,030,006	33.4
Real estate – Commercial	56,561,194	45.0	66,410,764	44.4
Real estate – Residential	17,709,351	14.0	16,942,989	11.3
Real estate – Construction	88,780	0.1	0	0.0
Consumer	11,611,423	9.2	16,275,172	10.9
	125,830,250	100	149,658,931	100
Less allowance for loan losses	3,382,977		5,299,454
	$122,447,273		$144,359,477

The non-accrual, past due and restructured loans as of the end of each period are reported below.

December 31,	2012	2011
Loans on nonaccrual status	$3,916,000	$6,709,000	1
Loans 90 days or more past due and accruing interest	0	26,000
Loans not included above which are troubled debt restructurings	7,559,000	5,573,000
	$11,475,000	$12,308,000

__________________
1 Includes $109,000 of loans that are classified as held for sale at December 31, 2011.

Loan Portfolio (continued)

Included below is the 2012 interest information on impaired loans.

2012
Average of impaired loans during the year	$13,244,126
Interest income recognized during impairment	369,644
Cash-basis interest income recognized	294,061

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	12/31/2012	12/31/2011
Beginning Balance	$5,299,454	$4,791,907
Charge-offs
Commercial	(1,042,700)	(541,494)
Real Estate - Commercial	(954,701)	(1,294,273)
Real Estate - Residential	(11,392)	(77,060)
Real Estate - Construction	0	0
Consumer	(132,394)	(248,953)
	(2,141,187)	(2,161,780)
Recoveries
Commercial	86,663	91,000
Real Estate - Commercial	37,164	49,486
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	25,848	45,201
	149,675	185,687
Net Charge-offs	(1,991,512)	(1,976,093)
Provision charged against operating expense	75,035	2,483,640
Ending Balance	$3,382,977	$5,299,454

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2012		2011
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Balance at End of Period Applicable To:
Commercial	$582,198	31.7%	$1,309,632	33.4%
Real estate – Commercial	2,266,302	45.0	3,386,433	44.4
Real estate – Residential	202,618	14.0	193,388	11.3
Real estate – Construction	400	0.1	0	0.0
Consumer	331,459	9.2	410,001	10.9
Unallocated	0	0.0	0	0.0
Total	$3,382,977	100%	$5,299,454	100%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see information in Management’s Discussion and Analysis on pages 9 through 13 furnished to the Securities and Exchange Commission as Exhibit 13 to this report, which are incorporated here by reference.

For a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 18 through 20 of the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	2012	2012	2011	2011
Non Interest Bearing Demand	$39,721,283	N/A	$36,100,143	N/A
Interest Bearing Demand	39,998,252	0.37%	39,751,169	0.42%
Savings	9,446,479	0.28	9,895,229	0.32
Time Deposits	100,081,320	1.22	124,319,964	2.13
Total	$189,247,334	0.93%	$210,066,505	1.64%

The Company had no foreign banking offices at December 31, 2012.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2012.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$1,716,294	$1,922,309	$3,044,896	$3,319,236	$10,002,735

Short-term Borrowings

On December 31, 2012 and 2011, the consolidated short-term borrowings of the Company were generally comprised of repurchase agreements. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held by a third-party safekeeping agent.

Details of the Company’s holdings at the specified year-ends are as follows:

Repurchase
Agreements
Outstanding at December 31, 2012	$10,190,059
Average interest rate at year end	0.59%
Average balance during year	9,241,260
Average interest rate during year	0.75%
Maximum month end balance during year	12,037,087

Outstanding at December 31, 2011	$7,814,745
Average interest rate at year end	0.71%
Average balance during year	9,626,125
Average interest rate during year	0.76%
Maximum month end balance during year	11,986,254

Interest  Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2012 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 26 and 27 of the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

In November of 2006, the Bank completed construction of its fourth banking location at 5797 Harvey Street in Norton Shores. The two-story facility is a little less than 20,000 square feet with a three-lane drive-up, including a night depository and an ATM.

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

The information listed under the caption “Stock Information” on page 85 of the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

There were no sales of unregistered equity securities or repurchases of Company stock that are required to be reported here.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 1 of the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income (Loss),” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP, dated March 27, 2013, in the 2012 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404© of the Sarbanes-Oxley Act.

There have been no significant changes in the internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 27, 2013

Heather D. Brolick
President and Chief Executive Officer

Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated here by reference.

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

Equity Plan Compensation Information

The following table summarizes information, as of December 31, 2012, relating to the Company's compensation plans under which equity securities are authorized for issuance.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation	15,300	$11.94	115,000 2
plans approved by
security holders 1

Equity compensation	-	-	-
plans not approved by
security holders

Total	15,300	$11.94	115,000 2

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information presented under the captions “Corporate Governance-Director Independence” and “Transactions with Related Persons” in the Proxy Statement is incorporated here by reference.

___________________
1 The plans referred to are the Company’s Employee Stock Option Plans of 1998 and 2005 and the Director Stock Option Plans of 2003 and 2005.
2 Includes 60,000 shares of restricted stock available for issuance pursuant to the Company’s Executive Incentive Plan.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The following financial statements and report of independent registered public accounting firm of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 27, 2013 – Crowe Horwath LLP

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Income (Loss) – Years ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2012 and 2011

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

_________________
* Management contract or compensatory plan or arrangement.

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

_________________
* Management contract or compensatory plan or arrangement.

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

13
2012 Annual Report to Shareholders of the Company.  Except for the portions of the 2012 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2012 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2013.

COMMUNITY SHORES BANK CORPORATION

Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2013.

/s/ Gary F. Bogner Gary F. Bogner, Chairman of the Board (non-officer)	/s/ Julie K. Greene Julie K. Greene , Director
Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	/s/ Steven P. Moreland Steven P. Moreland, Director
/s/ Robert L. Chandonnet Robert L. Chandonnet, Vice Chairman of the Board (non-officer)	Tracey A. Welsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
/s/ Bruce J. Essex Bruce J. Essex , Director

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).
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

_____________________________
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

 ___________________
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

13
2012 Annual Report to Shareholders of the Company.  Except for the portions of the 2012 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2012 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.