Form 10-Q
period 2013-03-31
COMMUNITY SHORES BANK CORP
filed 2013-05-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

☐ Yes ☒No

At May 1, 2013, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$2,093,442	$2,979,189
Interest-bearing deposits in other financial institutions	21,418,199	17,317,926
Total cash and cash equivalents	23,511,641	20,297,115
Securities available for sale (at fair value)	38,448,580	41,460,396
Loans held for sale	5,270,597	6,040,869
Loans	126,320,598	125,830,250
Less: Allowance for loan losses	3,302,297	3,382,977
Net loans	123,018,301	122,447,273
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,362,015	9,420,886
Accrued interest receivable	584,029	592,043
Foreclosed assets	3,098,532	2,806,781
Other assets	954,871	715,200
Total assets	$204,699,366	$204,231,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$31,966,192	$40,271,190
Interest-bearing	151,930,993	143,905,303
Total deposits	183,897,185	184,176,493
Federal funds purchased and repurchase agreements	10,174,229	10,190,059
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	5,000,000
Accrued expenses and other liabilities	858,753	1,603,907
Total liabilities	200,710,167	205,470,459
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,512,060)	(14,816,593)
Accumulated other comprehensive income	204,568	280,806
Total shareholders’ equity	3,989,199	(1,239,096)
Total liabilities and shareholders’ equity	$204,699,366	$204,231,363

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Interest and dividend income
Loans, including fees	$1,876,474	$2,153,005
Securities	156,889	175,194
Federal funds sold, FHLB dividends and other income	10,329	11,735
Total interest income	2,043,692	2,339,934
Interest expense
Deposits	278,912	404,273
Repurchase agreements, federal funds purchased, and other debt	15,214	17,390
Federal Home Loan Bank advances and notes payable	32,717	107,979
Total interest expense	326,843	529,642
Net Interest Income	1,716,849	1,810,292
Provision for loan losses	0	75,035
Net Interest Income After Provision for Loan Losses	1,716,849	1,735,257
Non-interest income
Service charges on deposit accounts	149,451	164,210
Mortgage loan referral fees	0	3,279
Gain on sale of loans	67,243	38,089
Gain on sale of securities	0	2,856
Loss on sale of foreclosed assets	0	(48,797)
Gain on sale of premises and equipment	1,000	0
Gain on the extinguishment of debt	5,262,653	0
Other	156,276	142,009
Total non-interest income	5,636,623	301,646
Non-interest expense
Salaries and employee benefits	914,910	969,764
Occupancy	167,030	162,843
Furniture and equipment	106,043	101,171
Advertising	15,011	13,880
Data processing	146,684	133,519
Professional services	90,648	75,652
Foreclosed asset impairment	7,599	91,142
FDIC insurance	172,841	183,868
Other	323,173	369,165
Total non-interest expense	1,943,939	2,101,004
Income (Loss) Before Federal Income Taxes	5,409,533	(64,101)
Federal income tax expense	105,000	0
Net Income (Loss)	$5,304,533	$(64,101)
Weighted average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800
Basic earnings (loss) per share	$3.61	$(0.04)
Diluted earnings (loss) per share	$3.61	$(0.04)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Net income (loss)	$5,304,533	$(64,101)

Other comprehensive income (loss):
Unrealized holding losses on available for sale securities	(76,238)	(39,437)
Less reclassification adjustments for gains later recognized in income	0	(2,856)
Net unrealized loss	(76,238)	(42,293)
Tax effect	0	0
Total other comprehensive loss	(76,238)	(42,293)

Comprehensive income (loss)	$5,228,295	$(106,394)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net loss			(64,101)		(64,101)
Other comprehensive loss				(42,293)	(42,293)

Balance at March 31, 2012	1,468,800	$13,296,691	$(15,148,532)	$325,065	$(1,526,776)

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,304,533		5,304,533
Other comprehensive loss				(76,238)	(76,238)

Balance at March 31, 2013	1,468,800	$13,296,691	$(9,512,060)	$204,568	$3,989,199

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss)	$5,304,533	$(64,101)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for loan losses	0	75,035
Depreciation and amortization	100,643	100,952
Net amortization of securities	98,256	74,320
Net realized gain on sale of securities	0	(2,856)
Net realized gain on sale of loans	(67,243)	(38,089)
Net realized loss on sale of foreclosed assets	0	48,797
Net realized gain on sale of premises and equipment	(1,000)	0
Net realized gain on the extinguishment of debt	(5,262,653)	0
Foreclosed asset impairment	7,599	91,142
Originations of loans for sale	(3,319,130)	(2,748,439)
Proceeds from loan sales	3,162,248	2,198,589
Net change in:
Accrued interest receivable and other assets	(231,657)	(102,072)
Accrued interest payable and other liabilities	17,499	(10,789)
Net cash used in operating activities	(190,905)	(377,511)
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	257,997
Maturities, prepayments and calls	2,837,322	1,812,955
Purchases	0	(5,159,391)
Loan originations and payments, net	42,620	13,040,756
Additions to premises and equipment, net	(41,772)	(6,312)
Proceeds from the sale of premises and equipment	1,000	0
Proceeds from the sale of foreclosed assets	81,399	342,882
Net cash from investing activities	2,920,569	10,288,887
Cash flows from financing activities
Net change in deposits	(279,308)	8,628,594
Net change in federal funds purchased and repurchase agreements	(15,830)	2,257,122
Other borrowing activity:
Repayment of note payable	(500,000)	0
Issuance of senior debt	1,280,000	0
Net cash from financing activities	484,862	10,885,716
Net change in cash and cash equivalents	3,214,526	20,797,092
Beginning cash and cash equivalents	20,297,115	8,919,568
Ending cash and cash equivalents	$23,511,641	$29,716,660
Supplemental cash flow information:
Cash paid during the period for interest	$283,969	$423,361
Transfers from loans to foreclosed assets	380,749	298,628
Transfers from loans held for sale to portfolio	994,397	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS:

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months ended March 31, 2013 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2013 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2012. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

LOAN POLICY: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.The loan portfolio consists of the following segments:

Commercial- Loans to businesses that are sole proprietorships, partnerships, limited liability companies and corporations. These loans are for commercial, industrial, or professional purposes. The risk characteristics of these loans vary based on the borrowers business and industry as repayment is typically dependent on cash flows generated from the underlying business.

Commercial Real Estate- Loans to individuals or businesses that are secured by improved and unimproved vacant land, farmland, commercial real property, multifamily residential properties, and all other conforming, nonresidential properties. Proceeds may be used for land acquisition, development or construction. These loans typically fall into two general categories: property that is owner occupied and income or investment property. Owner occupied commercial real estate loans typically involve the same risks as commercial and industrial loans however the underlying collateral is the real estate which is subject to changes in market value after the loan’s origination. Adverse economic events and changes in real estate market valuations generally describe the risks that accompany commercial real estate loans involving income or investment property. The ability of the borrower to repay tends to depend on the success of the underlying project or the ability of the borrower to sell or lease the property at certain anticipated values.

Consumer- Term loans or lines of credit for the purchase of consumer goods, vehicles or home improvement. The risk characteristics of the loans in this segment vary depending on the type of collateral but for the most part repayment is expected from an individual continuing to generate a cash flow that supports the calculated payment obligation. Secondary support could involve liquidation of collateral.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued):

Residential- Loans to purchase or refinance single family residences. The risks associated with this segment are similar to the risks for consumer loans as far as individual payment obligations however the underlying collateral is the real estate. Real estate is subject to changes in market valuation and can be unstable for a variety of reasons.

For all loan segments, interest income is accrued on the unpaid principal using the interest method assigned to the loan product and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt. A loan is moved to non-accrual status when it is past due over 90 days unless the loan is well secured and in the process of collection. If a loan is not past due but deemed to be impaired it may also be moved to non-accrual status. These rules apply to loans in all segments. However certain classes of loans in the consumer segment may simply get charged-off as opposed to moving to non-accrual status.

All interest accrued but not received for a loan placed on non-accrual is reversed against interest income at the time the loan is assigned non-accrual status. Payments received on such loans are applied to principal when there is doubt about recovering the full principal outstanding. Loans are eligible to return to accrual status after six months of timely payment and future payments are reasonably assured.

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and from recoveries of previously charged-off loans and decreased by charge-offs.

The allowance for loan loss analysis is performed monthly. Management’s methodology consists of specific and general components. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in 2012.

For the commercial and commercial real estate portfolio segments, the historical loss is tracked by original loan grade. The Bank utilizes a numeric grading system for commercial and commercial real estate loans. Grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation and the estimated collateral values. The description of the loan grade criteria is included in Note 3. The most significant risks to the commercial and commercial real estate segments are the level of development and sales of real estate and the collateral values.  Locally and nationally, real estate development and sales activity is slowly picking up but has not yet returned to pre-recession levels. There are widespread pockets of value stabilization but in some cases real estate values can be erratic for properties such as golf courses and non-owner occupied office space. Even so impaired loan charge-off activity directly related to falling collateral values has been less frequent. In 2012, with charge-off activity lessening, the calculated historical loss factor assigned to general allocations was reduced.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued):

Within the commercial and industrial and commercial real estate portfolios, there are classes of loans with like risk characteristics that are periodically segregated because management has determined that the historical losses or current factors are unique and ought to be considered separately from the entire segment.

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal lines of credit, home equity lines of credit and credit cards. The level of delinquencies and charge-off experience directly impacts the general allocations to the consumer classes. Both delinquencies and charge-offs have gone down in the last year allowing a reduction of the general allocations in the allowance for loan losses.

The residential segment loss experience is not segregated by grades or classes. The level of delinquencies, charge-off experience, and direction of real estate values directly impacts the general allocations to the residential real estate segment. Stabilizing real estate values have resulted in reduced general allocations in the allowance for loan losses.

The specific component of the allowance for loan losses relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Any loan within a segment can be considered for individual impairment if it meets the above criteria. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.

Allocations of the allowance may be made for specific loans and groups, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan balances are generally charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Statutorily, the Bank must charge-off any bad debt that reaches delinquency of 360 days. In the case of an impaired loan, management typically charges off any portion of the debt that is unsecured based on an internal analysis of future cash flows and or collateral.

There was no material change in the allowance for loan loss methodology in the first quarter of 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued):

RECENT DEVELOPMENTS: In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement.  This ASU was adopted by the Company prospectively in the first quarter of 2013.

In 2012, the Company recorded consolidated net income for the first time since 2006. The trend of profitability continued in the first quarter of 2013. As a result of a $5.3 million gain on extinguishment of debt recorded late in the first quarter, the Company’s consolidated earnings rose to $5.3 million. The return to core earning profitability stems mainly from stabilized credit quality and real estate valuations and the effect on the calculated reserve for loan losses. There has been no provision for loan losses made since the first quarter of 2012 and at March 31, 2013, there was a little more than $200,000 of unallocated reserves stemming from improvement in macro-economic factors as well as decreases to the Bank’s 36 month historical loss calculation. The unallocated reserves are not specific to any particular portfolio segment.

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios. As a result, the Bank was deemed undercapitalized according to regulatory capital standards beginning December 31, 2010. At that time, the Bank had a total risk-based capital ratio of 7.06%. Earnings recorded by the Bank along with a significant reduction in risk-weighted assets during 2012 improved the total risk-based capital ratio to 7.88% at December 31, 2012. At March 31, 2013, the Bank’s total risk-based capital ratio advanced to 8.04% as a result of the Bank’s first quarter earnings and a $25,000 capital contribution from the Company. The Bank is now considered adequately capitalized according to regulatory capital standards.

From 2007 through 2011 when the Company recorded significant losses primarily as a result of deteriorating asset quality, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”) previously the Office of Financial and Insurance Regulation (“OFIR”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued):

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2013, was approximately $745,000.

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank (“Fifth Third”); nor was the Company able to make the proceeding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015 and is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013. The reduced amount of borrowings is expected to decrease interest expense by approximately $200,000 annually. Refer to Note 11 for further discussion.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued):

During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Achievement of the capital level stipulated in the Directive was formally communicated to the FDIC through the submission of the quarterly Call Report as well as the quarterly written communication both submitted by management at the end of April.

Regardless of meeting the stipulations in the Directive, failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

The Company’s extended period of net losses, failure to repay its term loan at maturity, timely compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raise substantial doubt about the Company’s ability to continue as a going concern. As a result of this substantial doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2012, 2011 and 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SECURITIES AVAILABLE FOR SALE:

The following tables represent the securities held in the Company’s portfolio at March 31, 2013 and at December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value

US Treasury	$3,039,590	$46,426	$0	$3,086,016
US Government and federal agency	18,964,298	228,567	(5,235)	19,187,630
Municipals	2,258,474	62,612	0	2,321,086
Mortgage-backed and collateralized mortgage obligations– residential	13,660,752	232,931	(39,835)	13,853,848
	$37,923,114	$570,536	$(45,070)	$38,448,580

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

US Treasury	$4,044,909	$49,623	$0	$4,094,532
US Government and federal agency	20,013,843	250,523	(4,623)	20,259,743
Municipals	2,260,272	73,469	0	2,333,741
Mortgage-backed and collateralized mortgage obligations– residential	14,539,668	264,090	(31,378)	14,772,380
	$40,858,692	$637,705	$(36,001)	$41,460,396

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued):

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2013:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,523,671	$5,578,947
Due from one to five years	17,676,287	17,906,076
Due from five to ten years	1,062,404	1,109,709
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	13,660,752	13,853,848
	$37,923,114	$38,448,580

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,044,127	$(5,235)	$0	$0	$2,044,127	$(5,235)
Mortgage-backed and collateralized mortgage obligations - residential	6,342,046	(38,998)	248,609	(837)	6,590,655	(39,835)
	$8,386,173	$(44,233)	$248,609	$(837)	$8,634,782	$(45,070)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,050,187	$(4,623)	$0	$0	$3,050,187	$(4,623)
Mortgage-backed and collateralized mortgage obligations - residential	3,882,818	(21,580)	269,692	(9,798)	4,152,510	(31,378)
	$6,933,005	$(26,203)	$269,692	$(9,798)	$7,202,697	$(36,001)

No securities were sold in the three months ended March 31, 2013. There was one security sold in the first three months of 2012. Management chose to remove the security from the portfolio because it no longer complied with the Bank’s internal investment policy. Proceeds from the sale were $257,997 resulting in a realized gain of $2,856. In the first three months of 2013, there were no transfers out of accumulated other comprehensive income for loan sales.

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

At March 31, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At March 31, 2013, eleven debt securities had unrealized losses with aggregate depreciation of 0.52% from the amortized cost basis. Five of the eleven securities are issued by government agencies and six are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	March 31, 2013	December 31, 2012
Commercial	$42,433,661	$39,915,144
Commercial Real Estate:
General	54,300,500	53,096,828
Construction	2,283,357	3,464,366
Consumer:
Lines of credit	8,805,290	9,105,387
Other	1,844,773	2,015,234
Credit card	487,350	490,802
Residential	16,220,753	17,798,131
Net deferred loan fees	(55,086)	(55,642)
	126,320,598	125,830,250
Less: Allowance for loan losses	(3,302,297)	(3,382,977)
Loans, net	$123,018,301	$122,447,273

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended March 31, 2013 and 2012 by portfolio segment:

Three Months Ended March 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(40,253)	(9,711)	(18,291)	(54,599)	0	(122,854)
Recoveries	39,584	0	2,590	0	0	42,174
Provision for loan losses	(57,146)	(183,835)	14,270	21,130	205,581	0
Ending balance	$524,383	$2,072,756	$330,028	$169,549	$205,581	$3,302,297

Three Months Ended March 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(188,792)	(762,700)	(14,788)	0	0	(966,280)
Recoveries	8,109	0	17,785	0	0	25,894
Provision for loan losses	9,114	(137,025)	100,262	12,613	90,071	75,035
Ending balance	$1,138,063	$2,486,708	$513,260	$206,001	$90,071	$4,434,103

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The remaining loan footnote tables on the following pages present loans at the recorded investment which includes unpaid principal, accrued interest receivable and net deferred, unearned fees. The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36,168	$1,365,307	$111,767	$86,507	$0	$1,599,749
Collectively evaluated for impairment	488,215	707,449	218,261	83,042	0	1,496,967
Unallocated	0	0	0	0	205,581	205,581
Total ending allowance balance	$524,383	$2,072,756	$330,028	$169,549	$205,581	$3,302,297

Loans:
Individually evaluated for impairment	$1,458,810	$6,884,619	$292,757	$583,288	$0	$9,219,474
Collectively evaluated for impairment	41,101,283	49,828,691	10,885,245	15,682,434	0	117,497,653
Total ending loans balance	$42,560,093	$56,713,310	$11,178,002	$16,265,722	$0	$126,717,127

December 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104,727	$1,489,569	$89,050	$127,030	$0	$1,810,376
Collectively evaluated for impairment	477,471	776,733	242,409	75,988	0	1,572,601
Unallocated	0	0	0	0	0	0
Total ending allowance balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977

Loans:
Individually evaluated for impairment	$3,288,294	$7,322,850	$321,820	$782,732	$0	$11,715,696
Collectively evaluated for impairment	36,739,269	49,391,498	11,329,495	17,063,417	0	114,523,679
Total ending loans balance	$40,027,563	$56,714,348	$11,651,315	$17,846,149	$0	$126,239,375

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

				Three Months	Three Months	Three Months
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Cash Basis
March 31, 2013	Investment	Balance	Allowance	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,352,118	$1,472,359	$0	$1,912,112	$13,394	$12,981
Commercial Real Estate:
General	2,332,622	2,397,940	0	2,468,797	26,115	26,115
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	76,906	76,846	0	109,721	292	292
Other	30,495	30,495	0	23,605	0	0
Credit card	0	0	0	0	0	0
Residential	124,336	157,001	0	158,018	0	0
Subtotal	$3,916,477	$4,134,641	$0	$4,672,253	$39,801	$39,388

With an allowance recorded:
Commercial	$106,692	$106,656	$36,168	$733,604	$9,614	$9,257
Commercial Real Estate:
General	4,551,997	4,563,541	1,365,307	4,511,715	31,111	31,111
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	68,638	68,541	67,930	118,341	954	774
Other	114,028	113,869	41,147	107,710	470	470
Credit card	2,690	2,690	2,690	897	0	0
Residential	458,952	467,010	86,507	470,185	4,804	4,223
Subtotal	$5,302,997	$5,322,307	$1,599,749	$5,942,452	$46,953	$45,835
Total	$9,219,474	$9,456,948	$1,599,749	$10,614,705	$86,754	$85,223

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

				Twelve Months	Twelve Months	Twelve Months
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income	Cash Basis
December 31, 2012	Investment	Balance	Allowance	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$2,147,075	$2,295,401	$0	$2,413,625	$66,634	$56,123
Commercial Real Estate:
General	2,662,984	2,739,027	0	2,783,388	66,501	64,093
Construction	0	0	0	167,274	0	0
Consumer:
Lines of credit	55,659	55,524	0	46,916	9,177	5,228
Other	26,221	26,221	0	17,290	106	0
Credit card	0	0	0	0	0	0
Residential	208,178	240,491	0	285,420	345	340
Subtotal	$5,100,117	$5,356,664	$0	$5,713,913	$142,763	$125,784
With an allowance recorded:
Commercial	$1,141,219	$1,139,885	$104,727	$1,510,788	$65,446	$38,083
Commercial Real Estate:
General	4,659,866	4,675,981	1,489,569	5,228,456	142,583	112,299
Construction	0	0	0	21,201	0	0
Consumer:
Lines of credit	135,111	134,976	40,180	176,507	3,897	3,431
Other	104,829	104,664	48,870	114,664	2,048	1,923
Credit card	0	0	0	988	0	0
Residential	574,554	594,307	127,030	486,301	12,907	12,541
Subtotal	$6,615,579	$6,649,813	$1,810,376	$7,538,905	$226,881	$168,277
Total	$11,715,696	$12,006,477	$1,810,376	$13,252,818	$369,644	$294,061

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of March 31, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$1,087	$0	$0	$1,087	$42,175,615	$42,176,702
Commercial Real Estate:
General	0	0	0	0	51,811,680	51,811,680
Construction	0	0	0	0	2,290,947	2,290,947
Consumer:
Lines of credit	71,480	0	0	71,480	8,610,706	8,682,186
Other	0	3,370	0	3,370	1,829,610	1,832,980
Credit card	3,559	0	0	3,559	483,791	487,350
Residential	0	79,700	0	79,700	16,080,540	16,160,240
Total	$76,126	$83,070	$0	$159,196	$123,282,889	$123,442,085

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$135,404	$135,404	$247,987	$383,391
Commercial Real Estate:
General	0	0	405,742	405,742	2,204,941	2,610,683
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	19,429	19,429	135,934	155,363
Other	6,999	0	13,124	20,123	0	20,123
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	105,482	105,482
Total	$6,999	$0	$573,699	$580,698	$2,694,344	$3,275,042

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2012:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$1,956	$0	$0	$1,956	$39,465,435	$39,467,391
Commercial Real Estate:
General	97,605	0	0	97,605	50,193,607	50,291,212
Construction	0	0	0	0	3,479,043	3,479,043
Consumer:
Lines of credit	26,037	44,866	0	70,903	8,963,308	9,034,211
Other	3,707	0	0	3,707	2,015,334	2,019,041
Credit card	2,010	0	0	2,010	488,792	490,802
Residential	0	85,242	0	85,242	17,456,776	17,542,018
Total	$131,315	$130,108	$0	$261,423	$122,062,295	$122,323,718

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$8,958	$20,469	$320,592	$350,019	$210,153	$560,172
Commercial Real Estate:
General	8,414	280,399	406,792	695,605	2,248,488	2,944,093
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	21,583	0	21,583	79,628	101,211
Other	0	0	6,050	6,050	0	6,050
Credit card	0	0	0	0	0	0
Residential	0	0	195,649	195,649	108,482	304,131
Total	$17,372	$322,451	$929,083	$1,268,906	$2,646,751	$3,915,657

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

Troubled Debt Restructurings:

The Company has allocated $1,542,741 of specific reserves on $8,435,539 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and $1,699,851 on $10,441,218 of unpaid principal balance of loans as of December 31, 2012. At March 31, 2013, the Company had an additional $60,923 in performing loans outstanding to one of those customers. As of December 31, 2012, there was $184,364 committed to one customer.

During the three month periods ended March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; financing concessions; or a permanent reduction of the recorded investment in the loan.

One A-B note modification involved a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended March 31, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$143,136	$133,425
Total	1	$143,136	$133,425

In the three month period ended March 31, 2013, there were $9,700 of charge-offs related to the A-B note modification. As of March 31, 2013, there were no specific reserves on the remaining balance of this troubled debt restructuring.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued):

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended March 31, 2012	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$11,880	$11,880
Commercial Real Estate:
General	5	3,446,269	2,808,146
Consumer:
Lines of credit	1	104,444	104,444
Residential	1	62,085	62,085
Total	8	$3,624,678	$2,986,555

In the three month period ended March 31, 2012, there were $638,000 of charge-offs as part of a troubled debt restructuring arrangement and an additional $30,000 of specific reserves were established on these troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three month periods ended March 31, 2013 and 2012, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be reanalyzed once a quarter to assess the borrowers’ compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
1	$0	$0	$0	$0	$0	$0
2	253,151	298,200	0	0	0	0
3	2,558,219	2,004,476	4,017,191	4,141,391	0	0
4	14,419,073	14,017,221	13,618,010	12,911,811	318,587	384,848
5	17,908,163	16,373,423	23,013,046	22,177,734	574,508	1,695,990
5M	4,574,018	3,318,016	3,539,004	3,675,131	1,397,852	1,398,205
6	1,389,134	2,180,119	7,655,893	7,365,970	0	0
7	1,298,786	1,369,803	0	287,682	0	0
8	159,549	466,305	2,579,219	2,675,586	0	0
Total	$42,560,093	$40,027,563	$54,422,363	$53,235,305	$2,290,947	$3,479,043

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012:

	Residential
	March 31,	December 31,
	2013	2012
Performing	$15,682,434	$17,063,417
Impaired	583,288	782,732
Total	$16,265,722	$17,846,149

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$8,692,005	$8,944,652	$1,708,580	$1,894,041	$484,660	$490,802
Impaired	145,544	190,770	144,523	131,050	2,690	0
Total	$8,837,549	$9,135,422	$1,853,103	$2,025,091	$487,350	$490,802

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity:

	March 31,	March 31,
	2013	2012
Beginning of year	$2,806,781	$3,276,838
Additions	380,749	298,628
Reductions from sales	(81,399)	(391,679)
Direct write-downs	(7,599)	(91,142)
End of period	$3,098,532	$3,092,645

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$87,838	$83,248

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	March 31,	December 31,
	2013	2012
Land & land improvements	$4,700,464	$4,700,464
Buildings & building improvements	6,144,749	6,132,163
Furniture, fixtures and equipment	3,829,645	3,800,460
	14,674,858	14,633,087
Less: accumulated depreciation	5,312,843	5,212,201
	$9,362,015	$9,420,886

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Non-interest-bearing DDA	$31,966,192	$40,271,190
Interest-bearing DDA	26,247,580	22,865,704
Money market	27,103,974	18,602,302
Savings	8,561,554	9,018,387
Time, under $100,000	80,233,437	83,416,175
Time, over $100,000	9,784,448	10,002,735
Total Deposits	$183,897,185	$184,176,493

There were no brokered deposits at March 31, 2013 and December 31, 2012. Since the Bank was not categorized as “well capitalized” at March 31, 2013 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There have been no borrowings from the FRB Discount Window since January 2010. The March 31, 2013 and December 31, 2012 short-term borrowing information was as follows:

Repurchase
Agreements

Outstanding at March 31, 2013	$10,174,229
Average interest rate at period end	0.60%
Average balance during period	10,117,007
Average interest rate during period	0.60%
Maximum month end balance during period	10,878,256

Outstanding at December 31, 2012	$10,190,059
Average interest rate at year-end	0.59%
Average balance during year	9,241,260
Average interest rate during year	0.75%
Maximum month end balance during year	12,037,087

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS:

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,144,864. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a fair market value of $3,931,080 pledged at March 31, 2013. The Bank had no outstanding borrowings with the FHLB at either March 31, 2013 or December 31, 2012.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.33% at March 31, 2013 and 2.36% at December 31, 2012. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will become immediately due and payable.

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, during the deferral period and subject to certain exceptions, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At March 31, 2013, the accrued interest payable on the subordinated debentures was $355,215.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

On January 3, 2011, the Company’s $5,000,000 term loan with Fifth Third Bank (“Fifth Third”) matured. The Company did not have the resources to pay the amount due. The loan was in default at year-end 2012. In addition to the outstanding principal due, there was accrued interest of $763,000 at December 31, 2012. The outstanding principal had an interest rate of 6.00% per annum; 275 basis points above Fifth Third’s prime rate.

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, one former director and five local businessmen, and settled its debt in full with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at March 31, 2013 was approximately $3,000. The entire interest balance due was paid on April 1, 2013.

Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012

Unused lines of credit and letters of credit	$21,475,446	$22,817,615
Commitments to make loans	374,002	253,000

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

Servicing Rights: The fair value of SBA servicing rights is obtained from a third party using assumptions provided by the Company. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. The valuation methodology utilized for the servicing rights begins with projecting future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing a market-based discount rate assumption. These inputs are generally observable in the marketplace resulting in a Level 2 classification.

Impaired Loans: The method used to determine the valuation of impaired loans depends on the anticipated source of repayment. Collateral dependent impaired loans with specific allocations of the allowance for loan losses are measured using the fair value of the collateral which is generally based on recent real estate appraisals or internal evaluations. Management may add discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Non-real estate collateral may be valued using appraisals, independent valuation tools, net book value per the borrower’s financial statements, or aging reports.  To determine the fair value, these values are adjusted or discounted based on several factors, including but not limited to: the Bank’s historical losses within that particular asset category;  knowledge of the collateral, including age and condition; and  changes in market conditions from the time of the valuation,  resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$3,086,016	$3,086,016	$0	$0
US Government and federal agency	19,187,630	0	19,187,630	0
Municipals	2,321,086	0	2,321,086	0
Mortgage-backed and collateralized mortgage obligations– residential	13,853,848	0	13,853,848	0
Total	$38,448,580	$3,086,016	$35,362,564	$0

Servicing assets	$40,741	$0	$40,741	$0

December 31, 2012
Available for sale securities:
US Treasury	$4,094,532	$4,094,532	$0	$0
US Government and federal agency	20,259,743	0	20,259,743	0
Municipals	2,333,741	0	2,333,741	0
Mortgage-backed and collateralized mortgage obligations– residential	14,772,380	0	14,772,380	0
Total	$41,460,396	$4,094,532	$37,365,864	$0

Servicing assets	$41,650	$0	$41,650	$0

There were no transfers between levels during the first quarters of 2013 or 2012.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended March 31, 2013 and December 31, 2012. Impaired loans and foreclosed assets are included if the fair value of such assets was revised during the quarterly period then ended.

		Significant
		Unobservable Inputs
	Total	(Level 3)
March 31, 2013
Impaired loans:
Commercial	$132,798	$132,798
Commercial Real Estate:
General	851,530	851,530
Consumer:
Lines of credit	42	42
Other	22,561	22,561
Residential	68,590	68,590
Total	$1,075,521	$1,075,521
Foreclosed assets:
Commercial Real Estate:
General	$737,294	$737,294
Residential	154,250	154,250
Total	$891,544	$891,544

December 31, 2012
Impaired loans:
Commercial	$84,755	$84,755
Commercial Real Estate:
General	786,282	786,282
Residential	140,269	140,269
Total	$1,011,306	$1,011,306
Foreclosed assets:
Commercial Real Estate:
General	$141,596	$141,596
Construction	380,142	380,142
Total	$521,738	$521,738

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following describes the impairment charges recognized during the period:

At March 31, 2013, impaired loans carried at fair value had a recorded investment of $2,316,212 and a valuation allowance of $1,240,691, resulting in additional provision of $10,000. At December 31, 2012, impaired loans carried at fair value had a recorded investment of $2,394,211 and a valuation allowance of $1,382,905, resulting in additional provision of $13,000.

Foreclosed assets carried at fair value at March 31, 2013 were $891,544 compared to $521,738 at December 31, 2012. During 2013, three properties included in this total were written down by $7,599. During 2012, three properties included in this total were written down by $128,139.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of March 31, 2013 and December 31, 2012 about significant unobservable inputs related to the Bank’s individually material1 Level 3 financial assets, by class, measured on a non-recurring basis:

		Valuation	Significant Unobservable	Range	Weighted
	Fair Value	Technique (s)	Inputs	of Inputs	Average
March 31, 2013

Impaired loans:			Adjustments for differences between
Commercial Real Estate:		Sales comparison approach	the comparable sales	0%	0%
General	$851,530	Income approach	Capitalization rate	10.0%	10.0%
Total	$851,530
Foreclosed assets:			Adjustments for differences between
Commercial Real Estate:		Sales comparison approach	the comparable sales	(16.8) - 16.0%	1.3%
General	$503,595	Income approach	Capitalization rate	10.0%	10.0%
			Adjustments for differences in net
		Income approach	operating income expectations	(64.0) - 28.6%	(7.7)%
Total	$503,595

		Valuation	Significant Unobservable	Range	Weighted
	Fair Value	Technique (s)	Inputs	of Inputs	Average
December 31, 2012

Impaired loans:			Adjustments for differences between
Commercial Real Estate:		Sales comparison approach	the comparable sales	0%	0%
General	$698,475	Income approach	Capitalization rate	10.0%	10.0%
Total	$698,475
Foreclosed assets:
Commercial Real Estate:			Adjustments for differences between
Construction	$269,100	Sales comparison approach	the comparable sales	(45.0) - 0%	(4.5)%
Total	$269,100

[1]	For purposes of this disclosure, only material Level 3 assets are disclosed. These assets are included in the total non-recurring Level 3 financial assets reported in the preceding tables.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at March 31, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$23,512	$23,512	$0	$0	$23,512
Loans held for sale	5,271	0	5,367	0	5,367
Loans, net (including impaired)	123,018	0	0	115,738	115,738
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	584	15	168	401	584

Financial liabilities
Deposits	183,897	90,848	90,717	0	181,565
Federal funds purchased and repurchase agreements	10,174	0	10,174	0	10,174
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	408	5	45	92	142

		Fair Value Measurements
		at December 31, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$20,297	$20,297	$0	$0	$20,297
Loans held for sale	6,041	0	6,183	0	6,183
Loans, net (including impaired)	122,447	0	0	116,004	116,004
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	592	12	163	417	592

Financial liabilities
Deposits	184,176	88,959	94,185	0	183,144
Federal funds purchased and repurchase agreements	10,190	0	10,190	0	10,190
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	5,000	0	0	500	500
Accrued interest payable	1,156	4	64	81	149

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Accounting guidance related to income taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified.  The previous losses dating back to 2007 significantly restricted our ability under the accounting rules to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to carry a valuation allowance against our entire net deferred tax asset.

Although the Company recognized a profit in 2012 and the first quarter of 2013, there must be a consistent trend of profitability in order to support the realization of our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required.  We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

As a result of the large gain on the extinguishment of debt, the Company recorded income tax expense from operations in the amount of $105,000. This amount represents projected taxable earnings subject to alternative minimum taxation which may fluctuate throughout the year with changes in operating results. Additionally, the gain on the extinguishment of debt may result in a reduction of net operating loss carry forward tax attributes by an estimated $5.3 million.  Even so, the Company’s estimated net operating loss carry forward remaining would be over $6 million.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the Bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at December 31, 2012. At March 31, 2013, through earnings and a $25,000 capital contribution from the Company, the Bank achieved a total risk-based capital ratio of 8.04%; four basis points above the required level to be in the adequately capitalized regulatory category.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at March 31, 2013 and December 31, 2012 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,012,275	8.04%	$10,959,282	8.00%	$15,069,013	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,280,259	6.77	5,479,641	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,280,259	4.57	8,122,318	4.00	17,259,925	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,760,348	7.88%	$10,928,836	8.00%	$15,027,149	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,032,034	6.61	5,464,418	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,032,034	4.53	7,976,194	4.00	16,949,413	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2013, only $1,732,016 was counted as Tier 2 capital and $1,570,281 was disallowed. At December 31, 2012, $1,728,314 was counted as Tier 2 capital and $1,654,663 was disallowed.

The Bank’s Consent Order with the FDIC and the DIFS, its primary banking regulators, became effective on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS.

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

Prior to the issuance of the Consent Order, the Bank's Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators. Our ability to fully comply with all of the requirements of the Consent Order, including maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank's ability to realize on collateral and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank.

There were several directives related to loans contained in the Consent Order. All action plans have been submitted to the FDIC. Management continues to update the action plans and is working diligently to reduce the risk position as outlined in each action plan.

Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at March 31, 2013 or either December 31, 2010, 2011 or 2012. Management continues to explore options to raise the capital required for full compliance. At March 31, 2013, a capital contribution of $7,980,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order, the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in full compliance with this restriction.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

As required by the Consent Order, the Bank adopted a detailed liquidity plan on November 17, 2010 which provided for intended liquidity sources to meet the Bank’s assessed liquidity needs over the time horizons of 6, 12 and 18 months. The liquidity plan was meant to address the stipulation in the Consent Order that prohibited the Bank from accepting brokered deposits. To meet this restriction, the Bank’s liquidity plan entailed replacing maturing brokered deposits with a combination of local deposits and internet based time deposits. Since the beginning of 2010, the Bank has successfully used this strategy. There were no brokered deposits outstanding at March 31, 2013. The Bank has been able to maintain sufficient liquidity for its required payments despite the restriction on issuing brokered deposits.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Achievement of the capital level stipulated in the Directive was formally communicated to the FDIC through the submission of the quarterly Call Report as well as the required quarterly written communication both submitted by management at the end of April.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2013 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2013 to that at December 31, 2012. The part labeled Results of Operations discusses the three month period ending March 31, 2013 as compared to the same period of 2012. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The overall economic environment remains challenging particularly from an interest rate standpoint, but other economic indicators appear to be stabilizing, both nationally and locally. Unemployment in both Muskegon and Ottawa counties is declining but nonetheless remains at an elevated level. At March 31, 2013, unemployment was 8.4% for Muskegon County and 6.2% for Ottawa County which compares favorably to unemployment rates of 8.7% for Muskegon County and 7.1% for Ottawa County at March 31, 2012. Additionally, property values, although low, are holding. Stable property values are likely to lead to more real estate sales and construction activity. However, in spite of the improvements in the economic climate, the effects of the extended downturn had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2013, was approximately $745,000 compared to just $8,000 at year-end 2012. The increase in cash resulted from the issuance of senior debt during the first quarter of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank; nor was the Company able to make the proceeding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015. The note is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013. The reduced amount of borrowings is expected to decrease interest expense by approximately $200,000 annually.

Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Achievement of the capital level stipulated in the Directive was formally communicated to the FDIC through the submission of the quarterly Call Report as well as the quarterly written communication both submitted by management at the end of April.

Regardless of meeting the stipulations in the Directive, failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

The Company’s extended period of net losses, failure to repay its term loan at maturity, timely compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raise substantial doubt about the Company’s ability to continue as a going concern. As a result of this substantial doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2012, 2011 and 2010 consolidated financial statements expressing substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: The purpose of this section of the Annual Report is to provide a narrative discussion about the Company’s financial condition and results of operations during 2012. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as disclosures found elsewhere in the Annual Report are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. One material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses. Actual results could differ from the estimate.

Allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans and loan groupings, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. See the Financial Condition section of Management’s Discussion and Analysis and Notes 1 and 3 to the Company’s consolidated financial statements for additional information.

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on the Company’s assets reported on the balance sheet as well as its net income. Management has discussed the development of this critical accounting estimate with the Board of Directors and the Audit Committee.

Income Taxes. Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Net deferred tax assets are recorded to the extent it is believed that they will more likely than not be realized. In making such a determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event it is determined that deferred income tax assets are in excess of their realizable amount, an adjustment to the valuation allowance would be made which would increase the provision for income taxes.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In determining the possible realization of deferred tax assets, future taxable income from operations exclusive of reversing temporary differences and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire is considered.

Interest and penalties related to unrecognized tax benefits are recognized within the federal income tax expense (benefit) line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Foreclosed Assets. Foreclosed assets are acquired through loan foreclosure or other proceedings and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. During the time that foreclosed assets are waiting to be sold, there will be occasions that the Bank will need to re-evaluate the individual market values of each asset. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the estimated fair value of the asset at the end of the reporting period. On a quarterly basis, the Bank’s Credit Department analyzes foreclosed asset values to determine the level at which they should be held on our books.

FINANCIAL CONDITION

Total assets were $204.7 million at March 31, 2013 compared to $204.2 million at December 31, 2012. There was no material asset growth between year-end 2012 and March 31, 2013, only shifts in categories of assets partially as a result of the conclusion of the FDIC Transaction Account Guarantee Program (“TAG”). TAG provided unlimited deposit insurance for non-interest bearing transaction accounts at all FDIC insured depository institutions. TAG expired at year-end 2012. To prepare for the program’s end, the Bank developed and executed a contingency funding plan in the last two months of 2012 to accommodate assessed exposure to customer withdrawals. The internal plan involved purchasing additional securities for customer pledging and increasing liquidity in the Bank’s FRB account. Management believes that the balance sheet impact related to TAG’s end has now been fully addressed in all material respects.

Cash and cash equivalents increased by $3.2 million to $23.5 million at March 31, 2013 from $20.3 million at December 31, 2012. The Bank’s FRB balance increased $4.1 million since year-end 2012 and was $21.4 million on March 31, 2013. The increase in balance is driven largely by securities that matured or were called and were not replaced. Management is working to address the excess liquidity at the FRB. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected needs. To reduce the FRB balance to the targeted level, the excess funds will be used to repay upcoming time deposit maturities.

The Bank’s security portfolio was $38.4 million at March 31, 2013 and $41.5 million at December 31, 2012. Investment activity in the first three months of the year consisted of maturities, prepayments and calls totaling $2.8 million. There were no sales or purchases in the first three months of 2013.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s weakened condition, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Consequently, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged. At March 31, 2013, 24% of the investment portfolio was unencumbered. This outcome is down from the 35% unpledged position that existed on December 31, 2012.

At March 31, 2013, $29.4 million of securities were pledged to public fund customers, FRB Automated Clearing House (“ACH”) debit activity and customer repurchase agreements.

Investment portfolio quality has received much scrutiny over the past several years. The plight of the U.S. bond market and U.S. economy in general as well as the European debt crisis have all either directly or indirectly affected security market values. Regardless, the investment portfolio remains strong with an unrealized net gain of $525,000. Included in this total are unrealized losses of approximately $45,000. At March 31, 2013, there were 11 securities with an amortized cost of $8.7 million having an unrealized loss. One of the 11 had unrealized losses longer than 12 months. At March 31, 2013, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that the decline in value is less than 1%, they are all fully guaranteed by the U.S. government, and the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at March 31, 2013.

Loans held for sale activity during the first three months of 2013 included $3.3 million of loan originations, $994,000 of loans transferred to the held for investment portfolio and $3.1 million of loan sales. The associated gain on the loan sales was $67,000. The loans that were transferred to the held for investment portfolio were Small Business Administration (“SBA”) loans. The transfer was based on management’s re-evaluation of the Bank’s intent to sell these loans in the short-term.

Total loans (held for investment) increased $490,000 and were $126.3 million at March 31, 2013 up from $125.8 million at December 31, 2012. There were decreases in nearly every loan category that were more than offset by increases to the commercial loan portfolio. With the increase in commercial loans outstanding, the concentration changed slightly. At March 31, 2013, the concentration of commercial and commercial real estate loans was 78%; up from a level of 77% at year-end 2012. The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the sustained economic weakness both nationally and locally from 2008 through 2011 affected many borrowers but particularly the borrowers in these two segments. During that time, the credit deterioration of customers in those segments, primarily commercial real estate, increased the overall risk profile of the Bank. As a result, the Bank incurred significant expenses to address the assessed risk which negatively affected the Bank’s earnings and capital.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Management believes that the economy in the local market has stabilized substantially over the past several quarters. Loan credit quality has improved. Even so, the Bank remains diligent about monitoring its loan portfolio and will continue to develop and educate lenders and credit staff, and to invest time into the design and overall strengthening of the Company’s credit risk assessment processes.

Simply put, credit risk is the risk of borrower nonpayment typically on loans although it can be applicable to the investment portfolio as well. In both cases, avoiding portfolio concentrations in any one type of credit or in a specific industry helps to decrease risk; however, the risk of nonpayment for any reason exists with respect to all loans and investments. The Bank recognizes that credit losses will be experienced and will vary with, among other things, general economic conditions; the creditworthiness of the borrower over the term of the debt; and in the case of a collateralized loan, the quality of the collateral.

The Bank has developed a detailed process to estimate credit risk. The process is discussed at length in Note 1 to the Company’s annual financial statements. At each period end, the balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank’s credit procedures. Management reviews and analyzes the loan portfolio on a regular basis for the purpose of estimating probable incurred credit losses.

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

At March 31, 2013, the allowance for loan losses totaled $3.3 million. At year-end 2012, the allowance for loan losses was $3.4 million. The reduction in the allowance is the result of net charge-offs of $81,000 recorded in the first three months of 2013. The ratio of allowance to gross loans outstanding decreased to a level of 2.61% at March 31, 2013 compared to 2.69% at year-end 2012. Seventy-one percent of the loan charge-offs occurring in the first quarter of 2013 held specific allocations at year-end 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The allocation of the allowance at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$524,383	33.6%	$582,198	31.7%
Commercial Real Estate	2,072,756	44.8	2,266,302	45.0
Consumer	330,028	8.8	331,459	9.2
Residential	169,549	12.8	203,018	14.1
Unallocated	205,581	N/A	0	N/A
Total	$3,302,297	100%	$3,382,977	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.27% at March 31, 2013, a decrease of ten basis points from year-end 2012. At year-end 2012, the general component of the allowance for loan losses was 1.37% of total non-specifically identified loans. There are $206,000 of unallocated reserves in the allowance for loan losses stemming from improvement in macro-economic factors as well as decreases to the Bank’s 36 month historical loss calculation. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

At March 31, 2013, the allowance contained $1,600,000 in specific allocations for impaired loans whereas at December 31, 2012 there was $1,810,000 specifically allocated. There was $9.2 million of recorded investment on impaired loans at March 31, 2013 compared to $11.7 million at year-end 2012. At March 31, 2013, the recorded investment on impaired loans requiring no reserves was $3.9 million, a decrease of $1.2 million since year-end 2012. In the first quarter of 2013, there was one relationship that was removed from TDR status. The specific allocation associated with the loan was $34,000 at year-end 2012. For both March 31, 2013 and year-end 2012, over 40% of specifically identified loans required no reserves. In many cases, these loans had charge-offs since the time of their initial impairment, which reduced principal to the current value of assigned collateral or expected repayment, therefore no further specific reserve is required on these loans.

Recorded investment on specifically identified loans requiring reserves was $5.3 million at March 31, 2013 compared to $6.6 million at year-end 2012.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2012 to March 31, 2013, the recorded investment in accruing past due and non-accrual loans decreased by $743,000. This was evidenced by a $102,000 decrease in the recorded investment in past due loans and a $641,000 decrease in the recorded investment in non-accrual loans in the first three months of 2013.

The recorded investment of accruing loans past due 30-59 days was $76,000 at March 31, 2013; a decrease of $55,000 since December 31, 2012. There were eight loans past due 30-59 days at March 31, 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The recorded investment of accruing loans past due 60-89 days decreased $47,000 since year-end 2012 and was $83,000 at March 31, 2013. There were two loans comprising the entire past due balance at the end of March 2013.

There were no accruing loans with a recorded investment past due 90 days and greater at either March 31, 2013 or year-end 2012.

The Bank’s delinquency has been reduced compared to prior periods and compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

Non-accrual loans totaled $3.3 million at March 31, 2013 which is a reduction since year-end 2012 when non-accrual loans totaled $3.9 million. The majority of the non-accrual notes are secured by developed real estate, only 2% of the total is secured by undeveloped real estate. At March 31, 2013, there were specific allocations of $1.3 million in the allowance for any estimated collateral deficiency on non-accrual loans.

Overall net charge-offs for the first quarter of 2013 were $81,000 which is much lower than the $940,000 for the first three months of 2012. The corresponding ratio of annualized net charge-offs to average loans for the first quarter of 2013 was 0.24% while the ratio of annualized net charge-offs to average loans was 2.54% for the first three months of 2012.

In the first quarter of 2012, a large commercial real estate credit was restructured in a modification that is commonly referred to as an A-B note structure. In these types of modifications, a detailed analysis of the borrower’s financial condition is performed and the total debt is separated into two notes. The first note (“note A”) is underwritten to be supported by current cash flows and collateral and the second note (“note B”) is made for the remaining debt. Note B is immediately charged-off after closing with collection occurring only after note A is completely repaid. Sixty-six percent of the charge-offs recorded in the first quarter of 2012 was the note B of a commercial real estate restructuring. Aside from that single transaction, normal recurring charge offs would have been less than 1% of total loans during the first three months of 2012.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk11.

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2013 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$7,104,648	$13,699,120	$14,763,014	$6,811,793	$42,378,575
Commercial Real Estate:
General	4,009,001	9,726,349	39,351,338	1,213,812	54,300,500
Construction	127,390	1,582,705	573,262	0	2,283,357
Consumer:
Lines of credit	634,412	1,017,152	3,192,452	3,961,274	8,805,290
Other	37,371	115,154	917,747	774,501	1,844,773
Credit card	55,953	171,924	259,473	0	487,350
Residential	0	251,780	4,214	15,964,759	16,220,753
	$11,968,775	$26,564,184	$59,061,500	$28,726,139	$126,320,598
Loans at fixed rates	$7,812,723	$16,808,071	$43,882,976	$19,875,102	$88,378,872
Loans at variable rates	4,156,052	9,756,113	15,178,524	8,851,037	37,941,726
	$11,968,775	$26,564,184	$59,061,500	$28,726,139	$126,320,598

At March 31, 2013, there were 70% of the loan balances carrying a fixed rate and 30% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At March 31, 2013, approximately 23% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio.

Foreclosed assets were $3.1 million at March 31, 2013 which was an increase of $292,000 since December 31, 2012. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were four lot sales during the first three months of 2013 and four properties were added. At March 31, 2013 there were 28 real estate holdings and at December 31, 2012 there were 24 real estate holdings.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Deposit balances were $183.9 million at March 31, 2013 down from $184.2 million at December 31, 2012. Mostly as a result of the expiration of TAG, non-interest bearing deposits decreased $8.3 million since year-end 2012. A majority of the deposits were transferred to interest bearing accounts. Interest-bearing accounts increased $8.0 million since year-end 2012. Typically the Bank experiences a notable seasonal fluctuation in the deposit accounts of its largest public fund customers in the first quarter of each year; partially offsetting 2013’s increase was a $3.4 million decrease in the time deposit portfolio since year-end 2012. Since year-end 2012, there was only one significant withdrawal as a result of the expiration of TAG; otherwise all of the Bank’s deposits remained. The withdrawal was executed in January and was for $2.2 million.

The Company had a $5.0 million term loan with Fifth Third secured by the common stock of the Bank that was in default at year-end 2012. In addition to the outstanding principal due, there was accrued interest of $763,000 at December 31, 2012. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt in full with Fifth Third for $500,000. At closing, Fifth Third released its secured interest in the common stock of the Bank. The new senior debt bears interest at a fixed rate of 8.00% per annum and is payable quarterly, in arrears. The new note matures on March 31, 2015 and is secured by the Bank’s common stock. The extinguishment of debt resulted in a gain of $5.3 million.

Shareholders’ equity was approximately $4.0 million on March 31, 2013. On December 31, 2012, the balance was $(1.2) million. The net increase of $5.2 million was made up of net income recorded in the first three months of 2013 offset partially by decreases in accumulated other comprehensive income (security market value adjustments). The book value per share was $2.72 at March 31, 2013.

The Bank’s capital ratios have risen since year-end 2012. At March 31, 2013, the Bank’s total risk-based capital ratio was 8.04% and its tier one to average assets ratio was 4.57%. The Bank’s total risk-based capital ratio at December 31, 2012 was 7.88%. Its tier one to average assets ratio was 4.53% at year-end 2012. The total risk-based capital ratio improved because of the Bank’s earnings recorded in the first three months along with a capital contribution of $25,000 from the Company. Achieving a total risk-based capital ratio above 8.00% qualifies the Bank to be considered adequately capitalized according to prompt corrective action regulation administered by federal banking agencies. The Bank was considered under-capitalized at year-end 2012.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at March 31, 2013. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $7,980,000 on March 31, 2013 based on its asset mix and size. This is comparable to $7,917,000 that would have been needed on December 31, 2012.

The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Achievement of the capital level stipulated in the Directive will be formally communicated to the FDIC through the submission of the quarterly Call Report as well as the quarterly written communication expected to be submitted by management at the end of April.

RESULTS OF OPERATIONS

The net income for the first three months of 2013 was $5.3 million which was $5.4 million more than the loss of $64,000 recorded for the first three months of 2012. The corresponding basic and diluted earnings per share for the first three months of 2013 was $3.61. The basic and diluted loss per share for the first quarter of 2012 was $(0.04). The income recorded in the first three months of 2013 stemmed mainly from a $5.3 million gain on debt extinguishment.

For the first three months of 2013, the annualized return on the Company’s average total assets was 10.45% compared to (0.12)% for the first three months of 2012. The annualized return on average equity was not meaningful in either quarter because the average of shareholders’ equity was a negative number in both cases. Going forward the Company’s average equity will be a positive number making the result relevant to operating performance.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Another component of the Company’s revenue is its net interest income. The Company’s net interest income was slightly less for the first three months of 2013 compared to the similar period in 2012 but the net interest margin was higher. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three Months ended March 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$17,365,897	$10,329	0.24%	$19,185,430	$11,735	0.24%
Securities	40,697,873	156,889	1.54	35,029,857	175,194	2.00
Loans (including held for sale and non accrual)	132,155,043	1,876,474	5.68	147,875,174	2,153,005	5.82
	190,218,813	2,043,692	4.30	202,090,461	2,339,934	4.63
Other assets	12,854,466			12,363,606
	$203,073,279			$214,454,067
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$146,553,500	$278,912	0.76%	$158,799,892	$404,273	1.02%
Repurchase agreements	10,117,007	15,214	0.60	9,145,140	17,390	0.76
Subordinated debentures and notes payable	4,670,667	32,717	2.80	9,500,000	107,979	4.55
	161,341,174	326,843	0.81	177,445,032	529,642	1.19
Non-interest-bearing deposits	36,507,795			37,258,758
Other liabilities	5,528,209			1,195,828
Shareholders’ Equity	(303,899)			(1,445,551)
	$203,073,279			$214,454,067
Net interest income		1,716,849			1,810,292
Net interest spread on earning assets			3.49%			3.44%
Net interest margin on earning assets			3.61%			3.58%
Average interest-earning assets to average interest-bearing liabilities			117.90%			113.89%

The net interest spread on average earning assets increased five basis points to 3.49% in the past twelve months. The net interest margin increased by three basis points from 3.58% for the first three months of 2012 to 3.61% for the first three months of 2013. The net interest income for the first three months of 2013 was $1.7 million compared to a figure of $1.8 million for the same three months in 2012. Additionally, there was a decrease in average earning assets of $11.9 million when comparing the first quarter of 2013 to the first quarter of 2012. In spite of having less net interest income and fewer average earning assets, the net interest margin improved. Improvement stemmed primarily from a change in the mix of funding resources and a decrease in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The average rate earned on interest earning assets was 4.30% for the three month period ending March 31, 2013 compared to 4.63% for the same period in 2012. One of the reasons for the decrease stems from the yield on the securities portfolio declining by 46 basis points between the first quarter of 2012 and that of 2013. Throughout last year, as securities matured or were called, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

The primary reason for the decrease in the average rate earned on earning assets was the reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.68% in the first quarter of 2013, a reduction of 14 basis points compared to the first quarter of 2012. A majority of the yield decrease was due to a $15.7 million contraction in the loan portfolio over the last twelve months. Several of the loan payoffs were on higher rate credits thus changing the rate distribution of the loan portfolio. The Bank has an internal prime rate that is 175 basis points above the national prime rate, which can make it difficult to compete with other local banks when loans come up for renewal.

Decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Since the first quarter of 2012, the cost of funds improved 38 basis points. The main contributing factor was a 26 basis point improvement in the rate paid on interest bearing deposits when comparing the first three months of 2013 to that of the similar period of 2012; a majority of the improvement was a 15 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates and longer maturities if the deposits need to be replaced.

Additionally, there were improvements in the average rate paid on repurchase agreements, subordinated debentures and notes payable between the first quarter of 2013 and the first quarter of 2012. The average rate paid on repurchase agreements was 16 basis points less. Decreases to the average rate on subordinated debentures and notes payable is directly related to the settlement with Fifth Third which occurred late in the first quarter of 2013. As a result there was a reduction in interest bearing liabilities of $4.8 million. Since the new senior debt bears interest at a rate 2% higher than the former Fifth Third note payable, there will be an increase in the average rate paid however it will be offset by a much smaller balance outstanding.

Management has focused on overseeing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order as well as the expiration of TAG which attracted customers to transfer their deposits to interest-bearing accounts. Regardless, excess liquidity at the FRB is slated to repay maturing time deposits which is anticipated to mostly offset the effects of the TAG expiration. As such, it is expected that the net interest margin will continue rising throughout the remaining quarters of 2013.

In general, the rate environment remains at historically low levels and management is continually challenged to improve its mix of assets and its net interest income, thus asset liability management remains an important tool for assessing interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

Details of the repricing gap at March 31, 2013 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$21,418,199	$0	$0	$0	$21,418,199
Securities (including FHLB stock)	4,593,445	7,191,735	23,124,194	3,990,006	38,899,380
Loans held for sale	32,943	108,168	642,511	4,486,975	5,270,597
Loans	51,992,669	17,124,257	42,736,318	14,467,354	126,320,598
	78,037,256	24,424,160	66,503,023	22,944,335	191,908,774
Interest-bearing liabilities
Savings and checking	61,913,108	0	0	0	61,913,108
Time deposits <$100,000	10,858,710	25,192,055	44,135,672	47,000	80,233,437
Time deposits >$100,000	1,926,972	5,332,561	2,524,915	0	9,784,448
Repurchase agreements and Federal funds purchased	10,174,229	0	0	0	10,174,229
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	89,373,019	30,524,616	47,940,587	47,000	167,885,222
Net asset (liability) repricing gap	$(11,335,763)	$(6,100,456)	$18,562,436	$22,897,335	$24,023,552
Cumulative net asset (liability) repricing gap	$(11,335,763)	$(17,436,219)	$1,126,217	$24,023,552

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat like the Federal Reserve has forecasted, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense, which is likely to translate into higher net interest income and an increased net interest margin. Conversely, if the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

There was no provision for loan losses for the first three months of 2013. In the first three months of 2012, the provision for loan losses was $75,000. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

Non-interest income recorded in the first three months of 2013 was $5.6 million compared to $302,000 recorded for the similar period in 2012. The largest difference stemmed from the settlement of debt with Fifth Third. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt in full with Fifth Third for $500,000. At closing, the balance owed to Fifth Third was approximately $5.8 million. The extinguishment of debt resulted in a gain of $5.3 million. Additionally, gains on the sale of residential real estate loans were $29,000 higher in the first quarter of 2013 than the same period in 2012. The rate environment continues to be very conducive to mortgage lending activity. A large portion of the originated loans are refinance transactions but, in the first three months of 2013, financing for home purchases has nearly doubled as compared to all of 2012. This change in composition of mortgage activity supports the idea that there has been an improvement in the local economy.

Non-interest expenses for the first three months of 2013 were $1.9 million. Non-interest expenses for the first three months of 2012 were $2.1 million. Several categories decreased contributing to the $157,000 variance between the two periods.

Salary and benefit expenses, the largest category of non-interest expenses, were $915,000 for the first quarter of 2013. For the similar period in 2012, the total was $970,000. There were on average 3 fewer full time equivalent (“FTE”) employees when comparing the two time periods. A portion of the decrease was related to retirements. In February of 2012, two commercial lenders retired. Other vacancies were related to the timing of turnover and may not be a permanent decrease in FTE’s.

Foreclosed asset impairment charges were $8,000 in the first three months of 2013 compared to $91,000 for the similar period in 2012. The $83,000 decrease stems from fewer properties held as well as stabilized local real estate values. There were 28 foreclosed properties at March 31, 2013 and 32 at March 31, 2012.

FDIC insurance premiums were comparable when comparing the first three month period of 2013 and the first quarter of 2012. In the first quarter of 2012, the Bank was considered under-capitalized. Beginning with the March 31, 2013 regulatory capital reporting period, the Bank achieved an adequately capitalized regulatory capital status. The improvement in regulatory capital ratio is anticipated to translate into an FDIC premium reduction of at least 30% per quarter beginning with the second quarter of 2013.

Other non-interest expenses were $323,000 in the first quarter of 2013 and $369,000 for the like period in 2012; a reduction of $46,000. The main contributing factor is a $64,000 reduction in expenses to administer impaired assets. In the first three months of 2013, these expenses totaled $103,000. Similarly, these expenses totaled $167,000 in the first quarter of 2012. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

As a result of the large gain on the extinguishment of debt, the Company recorded income tax expense from operations in the amount of $105,000. This amount represents projected taxable earnings subject to alternative minimum taxation which may fluctuate throughout the year with changes in operating results. Additionally, the gain on the extinguishment of debt may result in a reduction of net operating loss carry forward tax attributes by an estimated $5.3 million.  Even so, the Company’s estimated net operating loss carry forward remaining would be over $6 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2013.

There have been no changes in the internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended March 31, 2013.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Settlement Agreement and Release between the Company and Fifth Third dated March 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 25, 2013.
10.2	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between the Company and 1030 Norton LLC dated March 20, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 25, 2013).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

May 15, 2013	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2013	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Settlement Agreement and Release between the Company and Fifth Third dated March 20, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 25, 2013.
10.2	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between the Company and 1030 Norton LLC dated March 20, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 25, 2013).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

-61-