Form 10-Q
period 2013-06-30
COMMUNITY SHORES BANK CORP
filed 2013-08-13
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 ______________________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

☒ Yes ☐ No

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

☐ Yes ☒ No

At August 1, 2013, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,189,631	$2,979,189
Interest-bearing deposits in other financial institutions	10,418,177	17,317,926
Total cash and cash equivalents	13,607,808	20,297,115
Securities available for sale (at fair value)	35,837,124	41,460,396
Loans held for sale	4,997,603	6,040,869
Loans	124,546,972	125,830,250
Less: Allowance for loan losses	3,287,274	3,382,977
Net loans	121,259,698	122,447,273
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,269,499	9,420,886
Accrued interest receivable	528,240	592,043
Foreclosed assets	2,830,775	2,806,781
Other assets	862,197	715,200
Total assets	$189,643,744	$204,231,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$30,486,661	$40,271,190
Interest-bearing	138,648,820	143,905,303
Total deposits	169,135,481	184,176,493
Federal funds purchased and repurchase agreements	10,180,238	10,190,059
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	5,000,000
Accrued expenses and other liabilities	952,384	1,603,907
Total liabilities	186,048,103	205,470,459
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,436,795)	(14,816,593)
Accumulated other comprehensive (loss) income	(264,255)	280,806
Total shareholders’ equity	3,595,641	(1,239,096)
Total liabilities and shareholders’ equity	$189,643,744	$204,231,363

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$1,714,892	$2,100,364	$3,591,366	$4,253,369
Securities	137,710	174,501	294,599	349,695
Federal funds sold and other income	7,984	11,880	18,313	23,615
Total interest income	1,860,586	2,286,745	3,904,278	4,626,679
Interest expense
Deposits	252,138	356,395	531,050	760,668
Repurchase agreements, federal funds purchased, and other debt	14,512	21,629	29,726	39,019
Federal Home Loan Bank advances and notes payable	55,321	106,865	88,038	214,844
Total interest expense	321,971	484,889	648,814	1,014,531
Net Interest Income	1,538,615	1,801,856	3,255,464	3,612,148
Provision for loan losses	0	0	0	75,035
Net Interest Income After Provision for Loan Losses	1,538,615	1,801,856	3,255,464	3,537,113
Non-interest income
Service charges on deposit accounts	161,852	174,598	311,303	338,808
Mortgage loan referral fees	0	11,162	0	14,441
Gain on sale of loans	59,921	64,843	127,164	102,932
Gain on sale of securities	0	0	0	2,856
Gain (loss) on sale of foreclosed assets	44,377	6,364	44,377	(42,433)
Gain on sale of premises and equipment	0	208,389	1,000	208,389
Gain on the extinguishment of debt	0	0	5,262,653	0
Other	160,449	109,444	316,725	251,453
Total non-interest income	426,599	574,800	6,063,222	876,446
Non-interest expense
Salaries and employee benefits	912,135	918,958	1,827,045	1,888,722
Occupancy	149,239	158,642	316,269	321,485
Furniture and equipment	92,156	102,814	198,199	203,985
Advertising	9,100	13,472	24,111	27,352
Data processing	154,055	148,942	300,739	282,461
Professional services	114,164	72,456	204,812	148,108
Foreclosed asset impairment	101,141	93,878	108,740	185,020
FDIC insurance	51,227	178,373	224,068	362,241
Other	306,732	367,485	629,905	736,650
Total non-interest expense	1,889,949	2,055,020	3,833,888	4,156,024
Income Before Federal Income Taxes	75,265	321,636	5,484,798	257,535
Federal income tax expense	0	0	105,000	0
Net Income	$75,265	$321,636	$5,379,798	$257,535
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings per share	$0.05	$0.22	$3.66	$0.18
Diluted earnings per share	$0.05	$0.22	$3.66	$0.18

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$75,265	$321,636	$5,379,798	$257,535

Other comprehensive income (loss):
Unrealized holding gains and (losses) on available for sale securities	(468,823)	14,906	(545,061)	(24,531)
Less reclassification adjustments for gains later recognized in income	0	0	0	(2,856)
Net unrealized gain (loss)	(468,823)	14,906	(545,061)	(27,387)
Tax effect	0	0	0	0
Total other comprehensive income (loss)	(468,823)	14,906	(545,061)	(27,387)

Comprehensive income (loss)	$(393,558)	$336,542	$4,834,737	$230,148

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net income			257,535		257,535
Other comprehensive loss				(27,387)	(27,387)

Balance at June 30, 2012	1,468,800	$13,296,691	$(14,826,896)	$339,971	$(1,190,234)

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,379,798		5,379,798
Other comprehensive loss				(545,061)	(545,061)

Balance at June 30, 2013	1,468,800	$13,296,691	$(9,436,795)	$(264,255)	$3,595,641

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$5,379,798	$257,535
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	75,035
Depreciation and amortization	202,781	202,173
Net amortization of securities	196,288	148,636
Net realized gain on sale of securities	0	(2,856)
Net realized gain on sale of loans	(127,164)	(102,932)
Net realized (gain) loss on sale of foreclosed assets	(44,377)	42,433
Net realized gain on sale of premises and equipment	(1,000)	(208,389)
Net realized gain on the extinguishment of debt	(5,262,653)	0
Foreclosed asset impairment	108,740	185,020
Originations of loans for sale	(5,536,206)	(6,385,590)
Proceeds from loan sales	5,712,239	5,953,032
Net change in:
Accrued interest receivable and other assets	(83,194)	(623,857)
Accrued interest payable and other liabilities	111,130	214,059
Net cash from (used in) operating activities	656,382	(245,701)
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	257,997
Maturities, prepayments and calls	4,881,923	4,548,446
Purchases	0	(7,289,221)
Loan originations and payments, net	1,599,948	15,365,675
Additions to premises and equipment, net	(50,394)	(35,489)
Proceeds from the sale of premises and equipment	0	998,524
Proceeds from the sale of foreclosed assets	493,667	671,941
Net cash from investing activities	6,925,144	14,517,873
Cash flows from financing activities
Net change in deposits	(15,041,012)	(7,927,028)
Net change in federal funds purchased and repurchase agreements	(9,821)	3,178,983
Other borrowing activity:
Repayment of note payable	(500,000)	0
Issuance of senior debt	1,280,000	0
Net cash used in financing activities	(14,270,833)	(4,748,045)
Net change in cash and cash equivalents	(6,689,307)	9,524,127
Beginning cash and cash equivalents	20,297,115	8,919,568
Ending cash and cash equivalents	$13,607,808	$18,443,695
Supplemental cash flow information:
Cash paid during the period for interest	$592,519	$806,838
Transfers from loans to foreclosed assets	582,024	1,051,028
Transfers from loans held for sale to portfolio	994,397	0
Foreclosed asset sales financed by the Company	0	72,068

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three and six months ended June 30, 2013 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the three and six month periods ended June 30, 2013 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2012. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

LOAN POLICY: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. The loan portfolio consists of the following segments:

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

Consumer-Term loans or lines of credit for the purchase of consumer goods, vehicles or home improvement. The risk characteristics of the loans in this segment vary depending on the type of collateral but for the most part repayment is expected from an individual continuing to generate a cash flow that supports the calculated payment obligation. Secondary support could involve liquidation of collateral.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Residential- Loans to purchase or refinance single family residences. The risks associated with this segment are similar to the risks for consumer loans as far as individual payment obligations however the underlying collateral is the real estate. Real estate is subject to changes in market valuation and can be unstable for a variety of reasons.

For all loan segments, interest income is accrued on the unpaid principal using the interest method assigned to the loan product and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt. A loan is moved to non-accrual status when it is past due over 90 days unless the loan is well-secured and in the process of collection. If a loan is not past due but deemed to be impaired it may also be moved to non-accrual status. These rules apply to loans in all segments. However certain classes of loans in the consumer segment may simply get charged-off as opposed to moving to non-accrual status.

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

For the commercial and commercial real estate portfolio segments, the historical loss is tracked by original loan grade. The Bank utilizes a numeric grading system for commercial and commercial real estate loans. Grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation and the estimated collateral values. The description of the loan grade criteria is included in Note 4. The most significant risks to the commercial and commercial real estate segments are the level of development and sales of real estate and the collateral values.  Locally and nationally, real estate development and sales activity is slowly picking up but has not yet returned to pre-recession levels. There are widespread pockets of value stabilization but in some cases real estate values can be erratic for properties such as golf courses and non-owner occupied office space. Even so, impaired loan charge-off activity directly related to falling collateral values has been less frequent. In 2012 and 2013, with charge-off activity lessening, the calculated historical loss factor assigned to general allocations was reduced.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

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

The residential segment loss experience is not segregated by grades or classes. The level of delinquencies, charge-off experience, and direction of real estate values directly impacts the allocations to the residential real estate segment. Stabilizing real estate values have resulted in reduced specific allocations in the allowance for loan losses.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Various regulatory agencies periodically review our allowance for loan losses. These agencies may require the Company to take additional provisions based on their judgments about information available to them at the time of their examination.

There was no material change in the allowance for loan loss methodology in the first half of 2013.

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

In 2012, the Company recorded consolidated net income for the first time since 2006. The trend of profitability continued in the first two quarters of 2013. As a result of a $5.3 million gain on extinguishment of debt recorded late in the first quarter, the Company’s consolidated earnings rose to $5.4 million. The return to core earning profitability stems mainly from stabilized credit quality and real estate valuations and the associated effect on the calculated reserve for loan losses. There has been no provision for loan losses made since the first quarter of 2012, and at June 30, 2013, there was approximately $350,000 of unallocated reserves stemming from improvement in macro-economic factors as well as decreases to the Bank’s 36-month historical loss calculation. The unallocated reserves are not specific to any particular portfolio segment.

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios. As a result, the Bank was deemed undercapitalized according to regulatory capital standards beginning December 31, 2010. At that time, the Bank had a total risk-based capital ratio of 7.06%. Earnings recorded by the Bank along with a significant reduction in risk-weighted assets during 2012 improved the total risk-based capital ratio to 7.88% at December 31, 2012. At March 31, 2013, the Bank’s total risk-based capital ratio advanced to 8.04% as a result of the Bank’s first quarter earnings and a $25,000 capital contribution from the Company. At that time, the Bank was considered adequately capitalized according to regulatory capital standards. As a result of earnings recorded during 2013’s second quarter, the Bank’s total risk-based capital ratio rose to 8.27% at June 30.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2013, was approximately $688,000.

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank (“Fifth Third”); nor was the Company able to make the proceeding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013—see Note 15 to the consolidated financial statements. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April.

Regardless of meeting the stipulations in the Directive, failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

As of December 31, 2012, the Company’s extended period of net losses, failure to repay its term loan at maturity (subsequently settled as noted above), timely compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raised substantial doubt about the Company’s ability to continue as a going concern and as a result of this doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2012 consolidated financial statements expressing such doubt. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at June 30, 2013 and at December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value

US Treasury	$3,034,793	$17,551	$0	$3,052,344
US Government and federal agency	18,413,856	125,304	(73,534)	18,465,626
Municipals	1,566,755	41,832	0	1,608,587
Mortgage-backed and collateralized mortgage obligations– residential	12,765,077	163,908	(218,418)	12,710,567
	$35,780,481	$348,595	$(291,952)	$35,837,124

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

US Treasury	$4,044,909	$49,623	$0	$4,094,532
US Government and federal agency	20,013,843	250,523	(4,623)	20,259,743
Municipals	2,260,272	73,469	0	2,333,741
Mortgage-backed and collateralized mortgage obligations– residential	14,539,668	264,090	(31,378)	14,772,380
	$40,858,692	$637,705	$(36,001)	$41,460,396

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2013:

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,026,911	$6,074,835
Due from one to five years	16,636,377	16,687,725
Due from five to ten years	352,116	363,997
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	12,765,077	12,710,567
	$35,780,481	$35,837,124

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$6,568,089	$(73,534)	$0	$0	$6,568,089	$(73,534)
Mortgage-backed and collateralized mortgage obligations - residential	6,845,892	(217,267)	231,220	(1,151)	7,077,112	(218,418)
	$13,413,981	$(290,801)	$231,220	$(1,151)	$13,645,201	$(291,952)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,050,187	$(4,623)	$0	$0	$3,050,187	$(4,623)
Mortgage-backed and collateralized mortgage obligations - residential	3,882,818	(21,580)	269,692	(9,798)	4,152,510	(31,378)
	$6,933,005	$(26,203)	$269,692	$(9,798)	$7,202,697	$(36,001)

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

No securities were sold in the three or six months ended June 30, 2013. One security was sold in the first quarter of 2012 and none in 2012’s second quarter. The sale decision was made by management because the security no longer complied with the Bank’s internal investment policy. Proceeds from the sale were $257,997 resulting in a realized gain of $2,856. In the first six months of 2013, there were no transfers out of accumulated other comprehensive income for security sales.

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

At June 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At June 30, 2013, 21 debt securities had unrealized losses with aggregate depreciation of 2.09% from the amortized cost basis. Five of the 21 securities are issued by government agencies and 16 are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The aggregate depreciation is not material however, the reported decline in value of $545,000 since year-end 2012 is significant. Nonetheless, the change appears to be market driven and attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	June 30, 2013	December 31, 2012
Commercial	$43,922,455	$39,915,144
Commercial Real Estate:
General	51,433,667	53,096,828
Construction	2,224,785	3,464,366
Consumer:
Lines of credit	8,773,538	9,105,387
Other	1,648,264	2,015,234
Credit card	473,688	490,802
Residential	16,128,503	17,798,131
Net deferred loan fees	(57,928)	(55,642)
	124,546,972	125,830,250
Less: Allowance for loan losses	(3,287,274)	(3,382,977)
Loans, net	$121,259,698	$122,447,273

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended June 30, 2013 and 2012 by portfolio segment:

Three Months Ended June 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$524,383	$2,072,756	$330,028	$169,549	$205,581	$3,302,297
Charge-offs	0	(15,314)	(20,306)	0	0	(35,620)
Recoveries	16,616	0	3,981	0	0	20,597
Provision for loan losses	(101,006)	(136,855)	105,808	(12,143)	144,196	0
Ending balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274

Three Months Ended June 30, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,138,063	$2,486,708	$513,260	$206,001	$90,071	$4,434,103
Charge-offs	(24,277)	(94,505)	(16,693)	(11,392)	0	(146,867)
Recoveries	18,439	13,523	2,099	0	0	34,061
Provision for loan losses	224,678	(153,745)	(56,199)	(903)	(13,831)	0
Ending balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the six month periods ended June 30, 2013 and 2012 by portfolio segment:

Six Months Ended June 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(40,253)	(25,025)	(38,597)	(54,599)	0	(158,474)
Recoveries	56,200	0	6,571	0	0	62,771
Provision for loan losses	(158,152)	(320,690)	120,078	8,987	349,777	0
Ending balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274

Six Months Ended June 30, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(213,069)	(857,205)	(31,481)	(11,392)	0	(1,113,147)
Recoveries	26,548	13,523	19,884	0	0	59,955
Provision for loan losses	233,792	(290,770)	44,063	11,710	76,240	75,035
Ending balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The remaining loan footnote tables on the following pages present loans at the recorded investment which includes unpaid principal, accrued interest receivable and net deferred, unearned fees. The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$30,532	$1,347,556	$223,450	$92,295	$0	$1,693,833
Collectively evaluated for impairment	409,461	573,031	196,061	65,111	0	1,243,664
Unallocated	0	0	0	0	349,777	349,777
Total ending allowance balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274

Loans:
Individually evaluated for impairment	$1,310,908	$6,761,174	$408,363	$657,692	$0	$9,138,137
Collectively evaluated for impairment	42,715,693	47,014,394	10,525,882	15,521,595	0	115,777,564
Total ending loans balance	$44,026,601	$53,775,568	$10,934,245	$16,179,287	$0	$124,915,701

December 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104,727	$1,489,569	$89,050	$127,030	$0	$1,810,376
Collectively evaluated for impairment	477,471	776,733	242,409	75,988	0	1,572,601
Unallocated	0	0	0	0	0	0
Total ending allowance balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977

Loans:
Individually evaluated for impairment	$3,288,294	$7,322,850	$321,820	$782,732	$0	$11,715,696
Collectively evaluated for impairment	36,739,269	49,391,498	11,329,495	17,063,417	0	114,523,679
Total ending loans balance	$40,027,563	$56,714,348	$11,651,315	$17,846,149	$0	$126,239,375

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	As of June 30, 2013			For the periods ended June 30, 2013
				Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,185,733	$1,297,400	$0	$1,204,824	$7,924	$7,924	$1,558,469	$21,221	$20,808
Commercial Real Estate:
General	2,113,470	2,136,501	0	2,297,799	26,299	20,308	2,383,298	52,308	46,841
Construction	0	0	0	0	0	0	0	0	0
Consumer:
Lines of credit	37,141	37,141	0	63,529	0	0	86,625	0	0
Other	7,305	7,305	0	13,415	0	0	18,510	0	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	123,181	155,845	0	123,759	0	0	140,888	0	0
Subtotal	$3,466,830	$3,634,192	$0	$3,703,326	$34,223	$28,232	$4,187,790	$73,529	$67,649

With an allowance recorded:
Commercial	$125,175	$125,145	$30,532	$112,394	$139	$139	$422,999	$9,742	$9,387
Commercial Real Estate:
General	4,647,704	4,647,838	1,347,556	4,526,238	30,789	30,789	4,518,976	61,739	61,739
Construction	0	0	0	0	0	0	0	0	0
Consumer:
Lines of credit	254,524	254,156	183,890	144,335	1,752	1,594	131,339	3,769	2,773
Other	109,393	109,234	39,560	107,610	473	473	107,659	941	941
Credit card	0	0	0	0	0	0	448	0	0
Residential	534,511	542,567	92,295	509,502	4,237	4,237	489,844	8,428	8,428
Subtotal	$5,671,307	$5,678,940	$1,693,833	$5,400,079	$37,390	$37,232	$5,671,265	$84,619	$83,268
Total	$9,138,137	$9,313,132	$1,693,833	$9,103,405	$71,613	$65,464	$9,859,055	$158,148	$150,917

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	As of December 31, 2012			For the periods ended June 30, 2012
				Three Months	Three Months	Three Months	Six Months	Six Months	Six Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,147,075	$2,295,401	$0	$2,395,169	$13,599	$13,599	$2,556,893	$27,313	$27,198
Commercial Real Estate:
General	2,662,984	2,739,027	0	2,438,933	10,489	10,486	2,333,487	12,921	12,912
Construction	0	0	0	214,764	0	0	303,937	0	0
Consumer:
Lines of credit	55,659	55,524	0	41,773	301	301	50,178	790	602
Other	26,221	26,221	0	20,374	0	0	20,415	0	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	208,178	240,491	0	313,229	497	497	249,108	995	995
Subtotal	$5,100,117	$5,356,664	$0	$5,424,242	$24,886	$24,883	$5,514,018	$42,019	$41,707
With an allowance recorded:
Commercial	$1,141,219	$1,139,885	$104,727	$1,826,765	$9,250	$8,610	$1,800,707	$18,773	$16,716
Commercial Real Estate:
General	4,659,866	4,675,981	1,489,569	3,282,185	36,109	36,109	3,712,164	78,747	47,763
Construction	0	0	0	2,045,270	0	0	2,002,868	0	0
Consumer:
Lines of credit	135,111	134,976	40,180	222,020	1,317	1,204	200,654	2,854	2,848
Other	104,829	104,664	48,870	109,821	518	483	110,092	1,001	966
Credit card	0	0	0	0	0	0	352	0	0
Residential	574,554	594,307	127,030	539,980	3,846	3,646	529,993	7,477	7,196
Subtotal	$6,615,579	$6,649,813	$1,810,376	$8,026,041	$51,040	$50,052	$8,356,830	$108,852	$75,489
Total	$11,715,696	$12,006,477	$1,810,376	$13,450,283	$75,926	$74,935	$13,870,848	$150,871	$117,196

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of June 30, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$43,778,540	$43,778,540
Commercial Real Estate:
General	0	0	0	0	49,030,211	49,030,211
Construction	0	0	0	0	2,231,354	2,231,354
Consumer:
Lines of credit	106,102	0	0	106,102	8,543,956	8,650,058
Other	0	0	0	0	1,643,678	1,643,678
Credit card	0	0	0	0	473,688	473,688
Residential	0	0	0	0	15,998,643	15,998,643
Total	$106,102	$0	$0	$106,102	$121,700,070	$121,806,172

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$114,936	$114,936	$133,125	$248,061
Commercial Real Estate:
General	0	0	0	0	2,514,003	2,514,003
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	20,549	0	60,029	80,578	74,087	154,665
Other	0	2,802	0	2,802	9,354	12,156
Credit card	0	0	0	0	0	0
Residential	0	77,162	0	77,162	103,482	180,644
Total	$20,549	$79,964	$174,965	$275,478	$2,834,051	$3,109,529

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2012:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$1,956	$0	$0	$1,956	$39,465,435	$39,467,391
Commercial Real Estate:
General	97,605	0	0	97,605	50,193,607	50,291,212
Construction	0	0	0	0	3,479,043	3,479,043
Consumer:
Lines of credit	26,037	44,866	0	70,903	8,963,308	9,034,211
Other	3,707	0	0	3,707	2,015,334	2,019,041
Credit card	2,010	0	0	2,010	488,792	490,802
Residential	0	85,242	0	85,242	17,456,776	17,542,018
Total	$131,315	$130,108	$0	$261,423	$122,062,295	$122,323,718

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$8,958	$20,469	$320,592	$350,019	$210,153	$560,172
Commercial Real Estate:
General	8,414	280,399	406,792	695,605	2,248,488	2,944,093
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	21,583	0	21,583	79,628	101,211
Other	0	0	6,050	6,050	0	6,050
Credit card	0	0	0	0	0	0
Residential	0	0	195,649	195,649	108,482	304,131
Total	$17,372	$322,451	$929,083	$1,268,906	$2,646,751	$3,915,657

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $1,586,671 of specific reserves on $8,493,195 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and $1,699,851 on $10,441,218 of unpaid principal balance of loans as of December 31, 2012. At June 30, 2013, the Company had an additional $182,455 in performing loans outstanding to one of those customers. As of December 31, 2012, there was $184,364 committed to one customer.

During the three and six month periods ending June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; financing concessions; or a permanent reduction of the recorded investment in the loan.

In the six month period ended June 30, 2013, one modification involved a stated interest rate below the current market rate for a period of 7 years, while another modification for 2.5 years involved interest only payments on an amortizing note. One A-B note modification involved a permanent reduction of the recorded investment in the loan.

In the six month period ended June 30, 2012, modifications involving a stated interest rate of the loan below the current market rate were for periods ranging from 11 months to 5 years. Modifications involving a reduced payment amount were for periods ranging from 5 months to 4 years. Two modifications involved a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer:
Lines of credit	2	$137,893	$137,893
Total	2	$137,893	$137,893

In the three month period ended June 30, 2013, there were no charge-offs as part of a troubled debt restructuring arrangement however an additional $39,519 of specific reserves were established on one of the troubled debt restructurings.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ended June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$143,136	$133,425
Consumer:
Lines of credit	2	137,893	137,893
Total	3	$281,029	$271,318

In the six month period ended June 30, 2013, there were $9,711 of charge-offs as part of a troubled debt restructuring arrangement and an additional $39,519 of specific reserves were established on these troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended June 30, 2012:

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

For the three and six month periods ended June 30, 2013 and 2012, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed utilizing the Company’s internal underwriting policy.

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be reanalyzed once a quarter to assess the borrower’s compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
1	$0	$0	$0	$0	$0	$0
2	326,329	298,200	0	0	0	0
3	7,896,158	2,004,476	4,471,036	4,141,391	0	0
4	12,208,441	14,017,221	12,633,663	12,911,811	594,452	384,848
5	16,381,147	16,373,423	21,425,109	22,177,734	239,271	1,695,990
5M	4,854,101	3,318,016	4,231,857	3,675,131	1,397,631	1,398,205
6	1,056,835	2,180,119	6,268,690	7,365,970	0	0
7	1,166,790	1,369,803	321,600	287,682	0	0
8	136,800	466,305	2,192,259	2,675,586	0	0
Total	$44,026,601	$40,027,563	$51,544,214	$53,235,305	$2,231,354	$3,479,043

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012:

	Residential
	June 30,	December 31,
	2013	2012
Performing	$15,521,595	$17,063,417
Impaired	657,692	782,732
Total	$16,179,287	$17,846,149

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$8,513,058	$8,944,652	$1,539,136	$1,894,041	$473,688	$490,802
Impaired	291,665	190,770	116,698	131,050	0	0
Total	$8,804,723	$9,135,422	$1,655,834	$2,025,091	$473,688	$490,802

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity:

	June 30,	June 30,
	2013	2012
Beginning of year	$2,806,781	$3,276,838
Additions	582,024	1,051,028
Reductions from sales	(449,290)	(786,442)
Direct write-downs	(108,740)	(185,020)
End of period	$2,830,775	$3,356,404

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$106,572	$119,385

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	June 30,	December 31,
	2013	2012
Land & land improvements	$4,700,464	$4,700,464
Buildings & building improvements	6,144,749	6,132,163
Furniture, fixtures and equipment	3,839,269	3,800,460
	14,684,482	14,633,087
Less: accumulated depreciation	5,414,983	5,212,201
	$9,269,499	$9,420,886

During the second quarter of 2012, the Company sold land with a carrying value of $790,135 resulting in a gain on sale of $208,389.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Non-interest-bearing DDA	$30,486,661	$40,271,190
Interest-bearing DDA	23,764,110	22,865,704
Money market	21,340,151	18,602,302
Savings	8,763,824	9,018,387
Time, under $100,000	75,112,213	83,416,175
Time, over $100,000	9,668,522	10,002,735
Total Deposits	$169,135,481	$184,176,493

There were no brokered deposits at June 30, 2013 and December 31, 2012. Since the Bank was not categorized as “well capitalized” at June 30, 2013 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There have been no borrowings from the FRB Discount Window since January 2010. The June 30, 2013 and December 31, 2012 short-term borrowing information was as follows:

Repurchase
Agreements

Outstanding at June 30, 2013	$10,180,238
Average interest rate at period end	0.57%
Average balance during period	10,043,572
Average interest rate during period	0.59%
Maximum month end balance during period	10,878,256

Outstanding at December 31, 2012	$10,190,059
Average interest rate at year-end	0.59%
Average balance during year	9,241,260
Average interest rate during year	0.75%
Maximum month end balance during year	12,037,087

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,131,295. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a fair market value of $3,914,119 pledged at June 30, 2013. The Bank had no outstanding borrowings with the FHLB at either June 30, 2013 or December 31, 2012.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.32% at June 30, 2013 and 2.36% at December 31, 2012. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, during the deferral period and subject to certain exceptions, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At June 30, 2013, the accrued interest payable on the subordinated debentures was $384,651.

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

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt in full with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at June 30, 2013 was approximately $26,000. The entire interest balance due was paid on July 1, 2013.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012

Unused lines of credit and letters of credit	$22,704,244	$22,817,615
Commitments to make loans	31,700	253,000

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

Foreclosed Assets: Commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell at the time of foreclosure, establishing a new cost basis. Subsequently, foreclosed assets continue to be measured at the loser of cost or fair value. Fair values are generally based on recent real estate appraisals or internal evaluations. Management may add discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Available for sale securities:
US Treasury	$3,052,344	$3,052,344	$0	$0
US Government and federal agency	18,465,626	0	18,465,626	0
Municipals	1,608,587	0	1,608,587	0
Mortgage-backed and collateralized mortgage obligations– residential	12,710,567	0	12,710,567	0
Total	$35,837,124	$3,052,344	$32,784,780	$0

December 31, 2012
Available for sale securities:
US Treasury	$4,094,532	$4,094,532	$0	$0
US Government and federal agency	20,259,743	0	20,259,743	0
Municipals	2,333,741	0	2,333,741	0
Mortgage-backed and collateralized mortgage obligations– residential	14,772,380	0	14,772,380	0
Total	$41,460,396	$4,094,532	$37,365,864	$0

There were no transfers between levels during the first six months of 2013 or 2012.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended June 30, 2013 and December 31, 2012. Impaired loans and foreclosed assets are included if the fair value of such assets was revised during the quarterly period then ended.

		Significant
		Unobservable Inputs
	Total	(Level 3)
June 30, 2013
Impaired loans:
Commercial	$27,559	$27,559
Commercial Real Estate:
General	189,934	189,934
Consumer:
Lines of credit	69,247	69,247
Other	19,350	19,350
Residential	161,575	161,575
Total	$467,665	$467,665
Foreclosed assets:
Commercial Real Estate:
General	$1,154,365	$1,154,365
Construction	159,283	159,283
Total	$1,313,648	$1,313,648

December 31, 2012
Impaired loans:
Commercial	$84,755	$84,755
Commercial Real Estate:
General	786,282	786,282
Residential	140,269	140,269
Total	$1,011,306	$1,011,306
Foreclosed assets:
Commercial Real Estate:
General	$141,596	$141,596
Construction	380,142	380,142
Total	$521,738	$521,738

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following describes the impairment charges recognized during the period:

At June 30, 2013, impaired loans carried at fair value had a recorded investment of $638,032 and a valuation allowance of $170,367, resulting in additional provision of $137,127. At December 31, 2012, impaired loans carried at fair value had a recorded investment of $2,394,211 and a valuation allowance of $1,382,905, resulting in additional provision of $13,000.

Foreclosed assets carried at fair value at June 30, 2013 were $1,313,648 compared to $521,738 at December 31, 2012. During 2013, six properties included in this total were written down by $92,771. During 2012, three properties included in this total were written down by $128,139.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of June 30, 2013 and December 31, 2012 about significant unobservable inputs related to the Bank’s individually material 1 Level 3 financial assets, by class, measured on a non-recurring basis:

		Valuation	Significant Unobservable	Range	Weighted
	Fair Value	Technique (s)	Inputs	of Inputs	Average
June 30, 2013

Foreclosed assets:
Commercial Real Estate:		Sales comparison approach	Adjustments for differences between the comparable sales	(45.0) - 9.3%	(10.2)%
General	$684,000	Income approach	Capitalization rate	10.0%	10.0%
		Income approach	Adjustments for differences in net operating income expectations	(40.0) - (4.4)%	(24.7)%
Total	$684,000

		Valuation	Significant Unobservable	Range	Weighted
	Fair Value	Technique (s)	Inputs	of Inputs	Average
December 31, 2012

Impaired loans:
Commercial Real Estate:		Sales comparison approach	Adjustments for differences between the comparable sales	0%	0%
General	$698,475	Income approach	Capitalization rate	10.0%	10.0%
Total	$698,475
Foreclosed assets:
Commercial Real Estate:
Construction	$269,100	Sales comparison approach	Adjustments for differences between the comparable sales	(45.0) - 0%	(4.5)%
Total	$269,100

1 For purposes of this disclosure, only material Level 3 assets are disclosed. These assets are included in the total non-recurring Level 3 financial assets reported in the preceding tables.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
	Carrying	at June 30, 2013 Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$13,608	$13,608	$0	$0	$13,608
Loans held for sale	4,998	0	5,066	0	5,066
Loans, net (including impaired)	121,260	0	0	113,229	113,229
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	528	9	145	374	528

Financial liabilities
Deposits	169,135	78,448	85,134	0	163,582
Federal funds purchased and repurchase agreements	10,180	0	10,180	0	10,180
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	450	4	35	122	161

		Fair Value Measurements
	Carrying	at December 31, 2012 Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$20,297	$20,297	$0	$0	$20,297
Loans held for sale	6,041	0	6,183	0	6,183
Loans, net (including impaired)	122,447	0	0	116,004	116,004
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	592	12	163	417	592

Financial liabilities
Deposits	184,176	88,959	94,185	0	183,144
Federal funds purchased and repurchase agreements	10,190	0	10,190	0	10,190
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	5,000	0	0	500	500
Accrued interest payable	1,156	4	64	81	149

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

Although the Company recognized a profit in 2012 and the first two quarters of 2013, there must be a consistent trend of profitability in order to support the realization of our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required.  We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the Bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at December 31, 2012. At March 31, 2013, through earnings and a $25,000 capital contribution from the Company, the Bank achieved a total risk-based capital ratio of 8.04%; four basis points above the required level to be in the adequately capitalized regulatory category. At June 30, 2013, the total risk-based capital ratio of the Bank had risen to 8.27% and continues to be adequately capitalized.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at June 30, 2013 and December 31, 2012 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,137,921	8.27%	$10,779,401	8.00%	$14,821,677	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,433,849	7.00	5,389,701	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,433,849	4.84	7,803,635	4.00	16,582,725	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,760,348	7.88%	$10,928,836	8.00%	$15,027,149	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,032,034	6.61	5,464,418	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,032,034	4.53	7,976,194	4.00	16,949,413	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At June 30, 2013, only $1,704,072 was counted as Tier 2 capital and $1,583,202 was disallowed. At December 31, 2012, $1,728,314 was counted as Tier 2 capital and $1,654,663 was disallowed.

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

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at June 30, 2013 or either December 31, 2010, 2011 or 2012. Management continues to explore options to raise the capital required for full compliance. At June 30, 2013, a capital contribution of $7,149,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in full compliance with this restriction.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

As required by the Consent Order, the Bank adopted a detailed liquidity plan on November 17, 2010 which provided for intended liquidity sources to meet the Bank’s assessed liquidity needs over the time horizons of 6, 12 and 18 months. The liquidity plan was meant to address the stipulation in the Consent Order that prohibited the Bank from accepting brokered deposits. To meet this restriction, the Bank’s liquidity plan entailed replacing maturing brokered deposits with a combination of local deposits and internet based time deposits. Since the beginning of 2010, the Bank has successfully used this strategy. There were no brokered deposits outstanding at June 30, 2013. The Bank has been able to maintain sufficient liquidity for its required payments despite the restriction on issuing brokered deposits.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2013 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2013 to that at December 31, 2012. The part labeled Results of Operations discusses the three and six month periods ending June 30, 2013 as compared to the same periods of 2012. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The overall economic environment remains challenging particularly from an interest rate standpoint, but other economic indicators appear to be stabilizing, both nationally and locally. Unemployment in both Muskegon and Ottawa counties is stable but nonetheless remains at an elevated level. At June 30, 2013, unemployment was 9.2% for Muskegon County and 7.2% for Ottawa County. Additionally, property values, although low, are holding. Stable property values are likely to lead to more real estate sales and construction activity. However, in spite of the improvements in the economic climate, the effects of the extended downturn had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2013, was approximately $688,000 compared to $8,000 at year-end 2012. The increase in cash resulted from the issuance of senior debt during the first quarter of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank; nor was the Company able to make the proceeding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8.00% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015. The note is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013. The reduced amount of borrowings is expected to decrease interest expense by approximately $200,000 annually.

Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April.

Regardless of meeting the stipulations in the Directive, failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

As of December 31, 2012, the Company’s extended period of net losses, failure to repay its term loan at maturity (subsequently settled as noted above), timely compliance with the higher capital ratios of the Directive and the Consent Order, and the provisions of the Written Agreement raised substantial doubt about the Company’s ability to continue as a going concern and as a result of this doubt, our auditors added an explanatory paragraph to their opinion on the Company’s December 31, 2012 consolidated financial statements expressing such doubt. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as disclosures found elsewhere in Form 10-Q are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The allowance for loan losses, income taxes and foreclosed assets are deemed critical due to the required level of management judgment and the use of estimates that are particularly susceptible to significant change in the near term.

Allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans and loan groupings, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. See the Financial Condition section of Management’s Discussion and Analysis and Notes 1 and 4 to the Company’s consolidated financial statements for additional information.

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

FINANCIAL CONDITION

Total assets were $189.6 million at June 30, 2013 compared to $204.2 million at December 31, 2012. The $14.6 million decrease in assets stemmed mainly from the seasonal fluctuation in the deposit balances of several of the Bank’s large public fund customers and the maturity of securities.

Cash and cash equivalents decreased by $6.7 million in the first half of 2013 and were $13.6 million at June 30, 2013. Cash and cash equivalents were $20.3 million at year-end 2012. The Bank’s FRB balance decreased $6.9 million since year-end 2012 and was $10.4 million on June 30, 2013. The decrease in balance is driven largely by the seasonal deposit activities of several of the Bank’s public fund customers and a reduction in time deposits. The FRB balance at June 30, 2013 was within management’s desired range of $7 to $10 million. The range indicated is enough to cover the typical liquidity needs of the Bank’s operations as well as provide a surplus for unexpected events.

The Bank’s security portfolio was $35.8 million at June 30, 2013 and $41.5 million at December 31, 2012. Investment activity in the first six months of the year consisted of maturities, prepayments and calls totaling $4.9 million and market value adjustments of $545,000. There were no sales or purchases of portfolio securities in the first six months of 2013.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s weakened condition, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources. Consequently, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy, depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged. At June 30, 2013, 19% of the investment portfolio was unencumbered. This outcome is down from the 35% unpledged position that existed on December 31, 2012 when the portfolio was intentionally inflated to allow for additional customer pledging needs after the conclusion of the FDIC Transaction Account Guarantee Program (“TAG”).

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The Bank believes that customer needs related to the conclusion of TAG have been addressed and has chosen not to replace any of the securities that matured in the first six months of 2013.

At June 30, 2013, $29.0 million of securities were pledged to public fund customers, FRB Automated Clearing House (“ACH”) debit activity and customer repurchase agreements.

Investment portfolio quality has received much scrutiny over the past several years. Recently, as a result of signs that global central banks may wind down monetary stimulus, the U.S. 10-year Treasury yield rose drastically having a significant impact on the market value of the Bank’s investment portfolio. The investment portfolio’s net unrealized gain was reduced by $545,000 since year-end 2012 and was $57,000 at June 30, 2013. Included in this total are 21 securities with an amortized cost of $13.9 million having an unrealized loss of $292,000. One of the 21 had an unrealized loss longer than 12 months.

Although there has been a significant change in the market value of the portfolio overall, none of the unrealized losses are expected to impact earnings. At June 30, 2013, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that they are all fully guaranteed by the U.S. government and the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at June 30, 2013.

Loans held for sale activity during the first six months of 2013 included $5.5 million of loan originations, $994,000 of loans transferred to the held for investment portfolio and $5.7 million of loan sales. The associated gain on the loan sales was $127,000. The loans that were transferred to the held for investment portfolio were Small Business Administration (“SBA”) loans. The transfer was based on management’s re-evaluation of the Bank’s intent to sell these loans in the short-term.

Total loans (held for investment) decreased $1.3 million and were $124.5 million at June 30, 2013 down from $125.8 million at December 31, 2012. There were decreases in nearly every loan category that more than offset an increase to the commercial loan portfolio. With the increase in commercial loans outstanding, the concentration changed slightly. At June 30, 2013, the concentration of commercial and commercial real estate loans was 78%; up from a level of 77% at year-end 2012. The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the sustained economic weakness both nationally and locally from 2008 through 2011 affected many borrowers but particularly the borrowers in these two segments. During that time, the credit deterioration of customers in those segments, primarily commercial real estate, increased the overall risk profile of the Bank. As a result, the Bank incurred significant expenses to address the assessed risk which negatively affected the Bank’s earnings and capital.

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

The Bank has developed a detailed process to estimate credit risk. The process is discussed at length in Note 1 to the Company’s financial statements. At each period end, the balance in the allowance for loan losses is based on management’s estimation of probable incurred credit losses. The estimation is the result of loan portfolio analysis completed utilizing a detailed methodology prescribed in the Bank’s credit procedures. Management reviews and analyzes the loan portfolio on a regular basis for the purpose of estimating probable incurred credit losses.

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

At June 30, 2013, the allowance for loan losses totaled $3.3 million. At year-end 2012, the allowance for loan losses was $3.4 million. The reduction in the allowance is the result of net charge-offs of $96,000 recorded in the first half of 2013. The ratio of allowance to gross loans outstanding decreased to a level of 2.64% at June 30, 2013 compared to 2.69% at year-end 2012. Fifty-four percent of the loan charge-offs occurring in the first half of 2013 held specific allocations at year-end 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013		December 31, 2012
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$439,993	35.3%	$582,198	31.7%
Commercial Real Estate	1,920,587	43.1	2,266,302	45.0
Consumer	419,511	8.7	331,459	9.2
Residential	157,406	12.9	203,018	14.1
Unallocated	349,777	N/A	0	N/A
Total	$3,287,274	100%	$3,382,977	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.07% at June 30, 2013, a decrease of 30 basis points from year-end 2012. At year-end 2012, the general component of the allowance for loan losses was 1.37% of total non-specifically identified loans. There are $350,000 of unallocated reserves in the allowance for loan losses stemming from improvement in macro-economic factors as well as decreases to the Bank’s 36-month historical loss calculation. If the unallocated reserves were added to the general component of the allowance for loan losses, the ratio would be similar to year-end 2012 at a level of 1.38%. Management believes that the trend of the general component of the allowance for loan losses and the increase in the unallocated reserves is in line with stabilization and strengthening of the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

At June 30, 2013, the allowance contained $1,694,000 in specific allocations for impaired loans whereas at December 31, 2012 there was $1,810,000 specifically allocated. There was $9.1 million of recorded investment on impaired loans at June 30, 2013, compared to $11.7 million at year-end 2012. At June 30, 2013, the recorded investment on impaired loans requiring no reserves was $3.5 million, a decrease of $1.6 million since year-end 2012. In the first quarter of 2013, there was a $1.4 million relationship that was removed from TDR status. The specific allocation associated with the loan was $34,000 at year-end 2012. Furthermore, $582,000 of impaired loans were moved to foreclosed assets in the first half of 2013. There were specific allocations on these loans of $58,000 at year-end 2012. At June 30, 2013, 38% of specifically identified loans required no reserves. In many cases, management had approved further charge-offs since the time of their initial impairment, which reduced principal to the current value of assigned collateral or expected repayment, therefore no further specific reserve is required on these loans. At year-end 2012, approximately 44% of specifically identified loans required no reserves.

Recorded investment on specifically identified loans requiring reserves was $5.7 million at June 30, 2013 compared to $6.6 million at year-end 2012.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2012 to June 30, 2013, the recorded investment in accruing past due and non-accrual loans decreased by $961,000. This was evidenced by a $155,000 decrease in the recorded investment in past due loans and a $806,000 decrease in the recorded investment in non-accrual loans in the first six months of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The recorded investment of accruing loans past due 30-59 days was $106,000 at June 30, 2013; a decrease of $25,000 since December 31, 2012. There were three loans past due 30-59 days at June 30, 2013.

There were no accruing loans with a recorded investment past due 60-89 days at June 30, 2013. At year-end 2012, the balance of these loans was $130,000.

There were no accruing loans with a recorded investment past due 90 days and greater at either June 30, 2013 or year-end 2012.

The Bank’s delinquency has been reduced compared to prior periods and compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

The recorded investment of non-accrual loans totaled $3.1 million at June 30, 2013 which is a reduction since year-end 2012 when the recorded investment of non-accrual loans totaled $3.9 million. The majority of the non-accrual loans are secured by developed real estate, only 2% of the total is secured by undeveloped real estate. At June 30, 2013, there were specific allocations of $1.3 million in the allowance for any estimated collateral deficiency on non-accrual loans.

Loan charge-off activity has been minimal in 2013 which follows the trend of stabilized economic conditions and improving credit quality. Overall net charge-offs for the second quarter of 2013 were $15,000 and were $96,000 for the first half of 2013. The corresponding ratio of net charge-offs to average loans for the second quarter of 2013 was 0.05% while the ratio of net charge-offs to average loans was 0.15% for the first half of 2013.

The net charge-offs for the second quarter of 2012 were $113,000 and $1.1 million for the first half of 2012. The resulting ratio of net charge-offs to average loans for the second quarter of 2012 was 0.32% and 1.47% for the first half of the same year.

In the first quarter of 2012, a large commercial real estate credit was restructured in a modification that is commonly referred to as an A-B note structure. In these types of modifications, a detailed analysis of the borrower’s financial condition is performed and the total debt is separated into two notes. The first note (“note A”) is underwritten to be supported by current cash flows and collateral and the second note (“note B”) is made for the remaining debt. Note B is immediately charged-off after closing with any recoveries occurring only after note A is completely repaid. Sixty-six percent of the charge-offs recorded in the first quarter of 2012 was the note B of a commercial real estate restructuring. Aside from that single transaction, normal recurring charge offs would have been less than 1% of total loans during the first three months of 2012.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2013 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$4,221,078	$16,090,257	$16,647,449	$6,905,743	$43,864,527
Commercial Real Estate:
General	3,010,173	7,265,375	39,101,213	2,056,906	51,433,667
Construction	236,686	1,454,481	533,618	0	2,224,785
Consumer:
Lines of credit	659,359	734,158	2,786,316	4,593,705	8,773,538
Other	83,143	156,157	870,835	538,129	1,648,264
Credit card	54,390	167,112	252,186	0	473,688
Residential	0	364,595	0	15,763,908	16,128,503
	$8,264,829	$26,232,135	$60,191,617	$29,858,391	$124,546,972
Loans at fixed rates	$5,484,565	$13,425,209	$44,799,636	$20,317,100	$84,026,510
Loans at variable rates	2,780,264	12,806,926	15,391,981	9,541,291	40,520,462
	$8,264,829	$26,232,135	$60,191,617	$29,858,391	$124,546,972

At June 30, 2013, there were 67% of the loan balances carrying a fixed rate and 33% a floating rate. This concentration of fixed rate loans is down from a level of 78% at June 30, 2012. Prior to 2008, the Bank’s mix of fixed and floating rate loans had been relatively evenly divided. During the economic downturn the loan portfolio mix became more heavily weighted with fixed rate loans. The movement towards a balanced portfolio is management’s preference. However, a majority of the composition change is not controllable. Shifts can occur as a result of the types of loans that have been repaid and changes in customer preference at the time of renewal. Restoring the loan portfolio to a balanced position between fixed and floating loans will be important since future rate movements are likely to trend upward.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At June 30, 2013, approximately 24% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio.

Foreclosed assets were $2.8 million at June 30, 2013 which was an increase of $24,000 since December 31, 2012. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. At June 30, 2013 there were 25 real estate holdings and at December 31, 2012 there were 24 real estate holdings. Foreclosed activity in the first half of 2013 consisted of seven lot and five property sales and six additions.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $169.1 million at June 30, 2013 down from $184.2 million at December 31, 2012. The net decrease of $15.1 million stemmed from non-interest bearing balances declining $9.8 million and interest bearing balances decreasing $5.3 million in the first half of 2013. A portion of the non-interest bearing activity entailed customers moving their balances into interest bearing accounts after the conclusion of TAG. One non-interest bearing customer wired $2.2 million to another financial institution in January to diversify their deposits after the conclusion of TAG. Non-interest bearing balances were $40.3 million on December 31, 2012 and $30.5 million on June 30, 2013.

Total interest bearing deposits are made up of interest bearing demand deposits, money market and savings accounts and time deposits. Total interest bearing deposits were $138.6 million on June 30, 2013 down from $143.9 million on December 31, 2012. The $5.3 million decrease in the first half of the year was the result of interest bearing demand deposits and money market accounts together rising $3.6 million and the time deposit portfolio declining $8.6 million. Savings accounts declined $255,000 in the first half of 2013.

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

Shareholders’ equity was $3.6 million on June 30, 2013. On December 31, 2012, the balance was $(1.2) million. The net increase of $4.8 million was made up of net income recorded in the first six months of 2013 offset partially by decreases in accumulated other comprehensive income (security market value adjustments). The book value per share was $2.45 at June 30, 2013.

The Bank’s capital ratios have risen since year-end 2012. At June 30, 2013, the Bank’s total risk-based capital ratio was 8.27% and its tier one to average assets ratio was 4.84%. The Bank’s total risk-based capital ratio at December 31, 2012 was 7.88%. Its tier one to average assets ratio was 4.53% at year-end 2012. The total risk-based capital ratio improved because of the Bank’s earnings recorded in the first two quarters of 2013 along with a capital contribution of $25,000 from the Company. Achieving a total risk-based capital ratio above 8.00% qualifies the Bank to be considered adequately capitalized according to prompt corrective action regulation administered by federal banking agencies. The Bank was considered under-capitalized at year-end 2012.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at June 30, 2013. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $7,149,000 on June 30, 2013 based on its asset mix and size. This is less than the amount that would have been needed on December 31, 2012 which was $7,917,000.

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

The Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April.

RESULTS OF OPERATIONS

Net income recorded for the first six months of 2013 was $5.4 million. Net income recorded for the similar period in 2012 was $258,000. The improvement of $5.1 million between the first six months of 2013 and the first six months of 2012 stemmed mainly from a $5.3 million gain on debt extinguishment. The corresponding basic and diluted earnings per share for the first six months of 2013 was $3.66. The basic and diluted earnings per share for the first half of 2012 was $0.18.

The net income for the second quarter of 2013 was $75,000, which was $246,000 less than net income of $322,000 recorded for the second quarter of 2012. The corresponding basic and diluted earnings per share for the second quarter of 2013 was $0.05. The basic and diluted earnings per share for the second quarter of 2012 was $0.22. The income recorded in the second quarter of 2012 was largely the result of completing the sale of land the Bank had purchased in the fourth quarter of 2006 for expansion of its branching system. The property was located on Apple Avenue in Muskegon County. The book value of the land sold was $788,000. There was a gain recorded of $208,000.

For the first six months of 2013, the annualized return on the Company’s average total assets was 5.41% compared to 0.24% for the first six months of 2012. For the second quarter of 2013, the annualized return on the Company’s average total assets was 0.15% compared to 0.62% for the similar period in 2012.

The Company’s average shareholders’ equity became positive in the first quarter of 2013 after recording the $5.3 million debt extinguishment gain on March 20, 2013. For the first six months of 2013, the annualized return on shareholders’ equity was 624.5%. The Company’s average shareholders’ equity for the second three month period of 2013 was 7.74%. The ratio was not meaningful for the comparable periods in 2012 because shareholders’ equity was negative.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A significant component of the Company’s revenue is its net interest income. The Company’s net interest income and net interest margin were both lower for the first half of 2013 compared to the similar period in 2012. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$15,403,645	$18,313	0.24%	$19,508,022	$23,615	0.24%
Securities	39,130,885	294,599	1.51	36,016,572	349,695	1.94
Loans (including held for sale and non accrual)	131,449,876	3,591,366	5.46	143,639,559	4,253,369	5.92
	185,984,406	3,904,278	4.20	199,164,153	4,626,679	4.65
Other assets	12,937,183			12,659,566
	$198,921,589			$211,823,719
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$143,665,307	$531,050	0.74%	$155,824,831	$760,668	0.98%
Repurchase agreements	10,043,572	29,726	0.59	10,199,796	39,019	0.77
Subordinated debentures and notes payable	5,228,398	88,038	3.37	9,500,000	214,844	4.52
	158,937,277	648,814	0.82	175,524,627	1,014,531	1.16
Non-interest-bearing deposits	35,032,523			36,395,962
Other liabilities	3,229,250			1,276,058
Shareholders’ Equity	1,722,539			(1,372,928)
	$198,921,589			$211,823,719
Net interest income		$3,255,464			$3,612,148
Net interest spread on earning assets			3.38%			3.49%
Net interest margin on earning assets			3.50			3.63
Average interest-earning assets to average interest-bearing liabilities			117.02			113.47

The net interest spread on average earning assets decreased 11 basis points to 3.38% in the past twelve months. The net interest margin decreased by 13 basis points from 3.63% for the first six months of 2012 to 3.50% for the first six months of 2013. Net interest income for the first six months of 2013 was $3.3 million compared to $3.6 million for the same six months in 2012. During the twelve month period from June 30, 2012 to June 30, 2013, average earning assets decreased by $13.2 million. The deterioration stemmed largely from a decrease in the yield earned on earning assets.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.20% for the six month period ending June 30, 2013 compared to 4.65% for the same period in 2012. The main contributing factor was a reduction in both the rate and volume of the loan portfolio, the Company’s largest earning asset category. As the economy improves, businesses become healthier which strengthens their financial condition and allows them more banking options. As economic activity returns, many businesses are using excess liquidity to repay loans while others are pursuing lower rate financing at other financial institutions.

The Company’s average loan portfolio is $12.2 million smaller than it was for the first six month period of 2012. Management will match competitor pricing to retain a customer when the rates adequately reflect borrower risk. Since the Bank’s internal prime lending rate is 175 basis points above the Wall Street Journal Prime Lending Rate, there is substantial competitive pressure to revisit pricing on those customers that have recovered and are experiencing an improved financial condition.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout the last year, as securities matured, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

A portion of the decrease to the overall yield on interest earning assets was offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. Interest expense incurred on rate-bearing liabilities decreased by $366,000 and the average rate paid improved by 34 basis points when comparing the first six months of 2013 to that of the similar period in 2012.

The yield paid on interest bearing deposits declined 24 basis points primarily due to a 24 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. The time deposit portfolio makes up roughly 61% of interest bearing deposits so changes to rates paid on this portfolio have a substantial impact on the blended rate paid on interest bearing deposits. There are limited opportunities to further improve this portfolio since the rate environment has remained low for such an extended period of time. Changing the mix of interest bearing deposits to be less heavily weighted towards time deposits will be beneficial to earnings and will be an ongoing goal of management.

The Bank’s customer repurchase agreement balance remained essentially the same in both six month periods; however, the average rate paid declined by 18 basis points. Rates have remained substantially the same, however, the product has tiered pricing which means that the mix of customer balances was different when comparing the two six month periods of 2012 and 2013, resulting in a lower overall yield.

Finally, the Company’s average rate paid on notes payable and subordinated debentures decreased by 115 basis points between the first half of 2013 and the first half of 2012. Decreases to the average rate on subordinated debentures and notes payable is directly related to the settlement with Fifth Third that occurred late in the first quarter of 2013. As a result, there was a reduction in interest bearing liabilities of $4.3 million. Although the new senior debt bears interest at a rate 2% higher than the former Fifth Third note payable, the increase in the average rate paid is offset by a much smaller balance outstanding. The Company’s subordinated debt carried an average rate of 2.35% in the first half of 2013 which is roughly 22 basis points lower than an average rate of 2.57% paid for the same period in 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2013 and 2012 is in the table below.

	Three Months ended June 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$13,462,955	$7,984	0.24%	$19,830,612	$11,880	0.24%
Securities	37,581,116	137,710	1.47	37,003,288	174,501	1.89
Loans (including held for sale and non accrual)	130,752,458	1,714,892	5.25	139,403,944	2,100,364	6.03
	181,796,529	1,860,586	4.09	196,237,844	2,286,745	4.66
Other assets	13,167,479			12,955,526
	$194,964,008			$209,193,370
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$140,808,852	$252,138	0.72%	$152,849,770	$356,395	0.93%
Repurchase agreements	9,970,945	14,512	0.58	11,254,451	21,629	0.77
Subordinated debentures and notes payable	5,780,000	55,321	3.83	9,500,000	106,865	4.50
	156,559,797	321,971	0.82	173,604,221	484,889	1.12
Non-interest-bearing deposits	33,573,462			35,533,166
Other liabilities	955,554			1,356,291
Shareholders’ Equity	3,875,195			(1,300,308)
	$194,964,008			$209,193,370
Net interest income		$1,538,615			$1,801,856
Net interest spread on earning assets			3.27%			3.54%
Net interest margin on earning assets			3.39			3.67
Average interest-earning assets to average interest-bearing liabilities			116.12			113.04

The net interest spread on average earning assets decreased 27 basis points to 3.27% in the past twelve months. The net interest margin decreased by 28 basis points from 3.67% for the second quarter of 2012 to 3.39% for the second quarter of 2013. The net interest income for the second quarter of 2013 was $1.5 million; compared to a figure of $1.8 million for the same three months in 2012. Additionally, there was a decrease in average earning assets of $14.4 million when comparing the second quarter of 2013 to the second quarter of 2012.

The average rate earned on interest earning assets was 4.09% for the three month period ending June 30, 2013, compared to 4.66% for the same period in 2012. One of the reasons for the decrease stems from the yield on the securities portfolio declining by 42 basis points between the second quarter of 2012 and that of 2013. As described earlier, throughout the last year, as securities matured or were called, the replacement securities purchased yielded lower rates as a result of differences in the rate environment.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The primary reason for the decrease in the average rate earned on earning assets was the reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.25% in the second quarter of 2013, a reduction of 78 basis points compared to the second quarter of 2012. A majority of the yield decrease was due to an $8.7 million contraction in the loan portfolio over the last twelve months. Several of the loan payoffs were on higher rate credits thus changing the rate distribution of the loan portfolio. The Bank has an internal prime rate that is 175 basis points above the national prime rate, which can make it difficult to compete with other local banks when loans come up for renewal. Finally, there was one interest adjustment that was responsible for 25 basis points of the overall reduction. The interest adjustment was associated with a note that was previously on non-accrual. The Company expects to recoup the reversed interest over time.

Decreases to the overall yield on interest earning assets were not completely offset by rate reductions on the funding side. Since the second quarter of 2012, the cost of funds improved 30 basis points. The main contributing factor was a 21 basis point improvement in the rate paid on interest bearing deposits when comparing the second quarter of 2013 to that of the similar period of 2012; a majority of the improvement was a 24 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months.

Additionally, there were improvements in the average rate paid on repurchase agreements, subordinated debentures and notes payable between the second quarter of 2013 and the second quarter of 2012. The average rate paid on repurchase agreements was 19 basis points less. The average rate paid on subordinated debentures and notes payable was 3.83% for the second quarter of 2013; a 67 basis point decrease stemming from the new blended rate of the Company’s debt.

For both the six month and three month periods ending June 30, 2013, improvements to the Company’s cost of funds were not able to offset the decline in the yield on average earning assets. This trend is expected to continue and the Company’s net interest income and net interest margin will likely be detrimentally impacted.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2013 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$10,418,177	$0	$0	$0	$10,418,177
Securities (including FHLB stock)	4,125,599	7,557,962	22,680,930	1,923,433	36,287,924
Loans held for sale	4,997,603	0	0	0	4,997,603
Loans	51,287,575	15,098,584	43,329,992	14,830,821	124,546,972
	70,828,954	22,656,546	66,010,922	16,754,254	176,250,676
Interest-bearing liabilities
Savings and checking	53,868,085	0	0	0	53,868,085
Time deposits <$100,000	11,009,551	17,983,117	46,072,545	47,000	75,112,213
Time deposits >$100,000	1,896,928	5,598,706	2,172,888	0	9,668,522
Repurchase agreements and Federal funds purchased	10,180,238	0	0	0	10,180,238
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	81,454,802	23,581,823	49,525,433	47,000	154,609,058
Net asset (liability) repricing gap	$(10,625,848)	$(925,277)	$16,485,489	$16,707,254	$21,641,618
Cumulative net asset (liability) repricing gap	$(10,625,848)	$(11,551,125)	$4,934,364	$21,641,618

Currently, the Company has a negative twelve month repricing gap, which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing liabilities have an opportunity to reprice during this period. If the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames, it does not address rate concessions that may be granted to retain a loan outside of its scheduled maturity.

There was no provision for loan losses for the first six months of 2013 and just $75,000 for the first half of 2012. Neither the second quarter of 2013 nor the second quarter of 2012 had a provision for loan losses. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

Non-interest income recorded in the first six months of 2013 was $6.1 million compared to $876,000 recorded for the similar period in 2012. The first half of 2013 included a gain of $5.3 million associated with the settlement of debt with Fifth Third. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt in full with Fifth Third for $500,000. At closing, the balance owed to Fifth Third was approximately $5.8 million.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income for the second quarter of 2013 was $427,000 compared to $575,000 of non-interest income in the second quarter of 2012. The second quarter of 2012 included a $208,000 gain on the sale of land that was purchased by the Bank in 2006 for a future branch. There was a $38,000 difference between gains on foreclosed asset transactions when comparing the second quarter of 2013 to the similar period in 2012 and other income for the second quarter of 2013 included $29,000 more service fee income on SBA loans than what was recorded in the second quarter of 2012.

Non-interest expenses for the first six months of 2013 were $3.8 million. Non-interest expenses for the first six months of 2012 were $4.2 million. Decreases to foreclosed asset impairment, FDIC insurance and collection expenses were the main factors for the difference between the two operating periods.

Non-interest expenses were $1.9 million for the second quarter of 2013 compared to $2.1 million for the similar period in 2012. The decline of $165,000 was attributable to reductions in FDIC insurance and collection expenses.

There were foreclosed asset impairment charges of $109,000 in the first half of 2013, compared to $185,000 in the first half of 2012. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, the total decreased in the first two quarters of 2013 compared to the first two quarters of 2012. The decrease is caused by two things, the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing. At June 30, 2013, the Bank held 25 foreclosed assets valued at a total of $2.8 million.

Beginning with the March 31, 2013 regulatory capital reporting period, the Bank achieved an adequately capitalized regulatory capital status. Although management knew that the improvement in regulatory capital ratio would translate into an FDIC premium reduction of 30% or more per quarter, it was unclear when the savings would begin. To be conservative, the Bank did not assume a reduction in FDIC insurance premiums in the quarter that it achieved the adequately capitalized regulatory capital status. In mid-June when the FDIC sent the insurance billing for the first quarter of 2013, the Bank confirmed that it was charged the rates of an adequately capitalized financial institution. An accrual reversal of $58,000 was recorded in June along with a reduction in second quarter premiums. For the entire year of 2012, the Bank was considered under-capitalized. FDIC insurance expenses were $224,000 for the first half of 2013 compared to $362,000 for the first half of 2012; a reduction of $138,000. The second quarter of 2013 included the $58,000 accrual adjustment resulting in a recorded expense of $51,000. FDIC premiums were $178,000 in the second quarter of 2012.

Other non-interest expenses were $630,000 for the first two quarters of 2013 and $737,000 for the like period in 2012; a reduction of $107,000. The main contributing factor is a $120,000 reduction in expenses to administer impaired assets. In the first half of 2013, these expenses totaled $196,000. Similarly, these expenses totaled $316,000 in the first half of 2012. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters. Similarly, the decline of $61,000 in other non-interest expense between the second quarter of 2013 and the second quarter of 2012 was primarily the result of a $56,000 reduction in expenses to administer impaired assets between the two quarterly periods.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2013.

There have been no changes in the internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2013.

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

COMMUNITY SHORES BANK CORPORATION

August 13, 2013	By:	/s/ Heather D. Brolick
Date		Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 13, 2013	By:	/s/ Tracey A. Welsh
Date		Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 64 -