Form 10-Q
period 2013-09-30
COMMUNITY SHORES BANK CORP
filed 2013-11-13
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission File Number:	000-51166

Community Shores Bank Corporation
(Exact name of registration as specified in its charter)

Michigan	38-3423227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Norton Avenue, Muskegon, MI	49441
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

At November 1, 2013, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,245,012	$2,979,189
Interest-bearing deposits in other financial institutions	6,895,413	17,317,926
Total cash and cash equivalents	10,140,425	20,297,115
Securities available for sale (at fair value)	33,500,614	41,460,396
Loans held for sale	0	6,040,869
Loans	128,547,253	125,830,250
Less: Allowance for loan losses	2,870,036	3,382,977
Net loans	125,677,217	122,447,273
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,168,352	9,420,886
Accrued interest receivable	485,441	592,043
Foreclosed assets	2,686,237	2,806,781
Other assets	855,210	715,200
Total assets	$182,964,296	$204,231,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$31,700,054	$40,271,190
Interest-bearing	131,868,405	143,905,303
Total deposits	163,568,459	184,176,493
Federal funds purchased and repurchase agreements	8,972,374	10,190,059
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	5,000,000
Accrued expenses and other liabilities	873,104	1,603,907
Total liabilities	179,193,937	205,470,459
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,312,447)	(14,816,593)
Accumulated other comprehensive (loss) income	(213,885)	280,806
Total shareholders’ equity	3,770,359	(1,239,096)
Total liabilities and shareholders’ equity	$182,964,296	$204,231,363

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$1,701,576	$1,946,158	$5,292,942	$6,199,527
Securities	127,222	162,014	421,821	511,709
Federal funds sold and other income	8,283	15,841	26,596	39,456
Total interest income	1,837,081	2,124,013	5,741,359	6,750,692
Interest expense
Deposits	226,945	333,829	757,995	1,094,497
Repurchase agreements, federal funds purchased, and other debt	14,193	15,574	43,919	54,593
Federal Home Loan Bank advances and notes payable	55,947	108,093	143,985	322,937
Total interest expense	297,085	457,496	945,899	1,472,027
Net Interest Income	1,539,996	1,666,517	4,795,460	5,278,665
Provision for loan losses	0	0	0	75,035
Net Interest Income After Provision for Loan Losses	1,539,996	1,666,517	4,795,460	5,203,630
Non-interest income
Service charges on deposit accounts	152,341	166,975	463,644	505,783
Mortgage loan referral fees	0	0	0	14,441
Gain on sale of loans	39,602	105,455	166,766	208,387
Gain on sale of securities	0	0	0	2,856
Gain (loss) on sale of foreclosed assets	136,786	2,375	181,163	(40,058)
Gain on sale of premises and equipment	0	0	1,000	208,389
Gain on the extinguishment of debt	0	0	5,262,653	0
Other	162,479	144,153	479,204	395,606
Total non-interest income	491,208	418,958	6,554,430	1,295,404
Non-interest expense
Salaries and employee benefits	952,400	939,795	2,779,445	2,828,517
Occupancy	168,241	163,266	484,510	484,751
Furniture and equipment	96,796	101,243	294,995	305,228
Advertising	11,427	14,198	35,538	41,550
Data processing	156,105	142,929	456,844	425,390
Professional services	63,357	70,695	268,169	218,803
Foreclosed asset impairment	32,791	92,428	141,531	277,448
FDIC insurance	107,123	178,529	331,191	540,770
Other	318,616	380,445	948,521	1,117,095
Total non-interest expense	1,906,856	2,083,528	5,740,744	6,239,552
Income Before Federal Income Taxes	124,348	1,947	5,609,146	259,482
Federal income tax expense	0	0	105,000	0
Net Income	$124,348	$1,947	$5,504,146	$259,482
Weighted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings per share	$0.08	$0.00	$3.75	$0.18
Diluted earnings per share	$0.08	$0.00	$3.75	$0.18

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$124,348	$1,947	$5,504,146	$259,482

Other comprehensive income (loss):
Unrealized holding gains and (losses) on available for sale securities	50,370	38,745	(494,691)	14,214
Less reclassification adjustments for gains later recognized in income	0	0	0	(2,856)
Net unrealized gain (loss)	50,370	38,745	(494,691)	11,358
Tax effect	0	0	0	0
Total other comprehensive income (loss)	50,370	38,745	(494,691)	11,358

Comprehensive income	$174,718	$40,692	$5,009,455	$270,840

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2012	1,468,800	$13,296,691	$(15,084,431)	$367,358	$(1,420,382)

Net income			259,482		259,482
Other comprehensive income				11,358	11,358

Balance at September 30, 2012	1,468,800	$13,296,691	$(14,824,949)	$378,716	$(1,149,542)

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,504,146		5,504,146
Other comprehensive loss				(494,691)	(494,691)

Balance at September 30, 2013	1,468,800	$13,296,691	$(9,312,447)	$(213,885)	$3,770,359

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$5,504,146	$259,482
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	0	75,035
Depreciation and amortization	308,010	301,960
Net amortization of securities	287,298	229,564
Net realized gain on sale of securities	0	(2,856)
Net realized gain on sale of loans	(166,766)	(208,387)
Net realized (gain) loss on sale of foreclosed assets	(181,163)	40,058
Net realized gain on sale of premises and equipment	(1,000)	(208,389)
Net realized gain on the extinguishment of debt	(5,262,653)	0
Foreclosed asset impairment	141,531	277,448
Originations of loans for sale	(7,291,857)	(11,657,459)
Proceeds from loan sales	7,617,841	11,364,365
Net change in:
Accrued interest receivable and other assets	(33,408)	(363,947)
Accrued interest payable and other liabilities	31,850	272,295
Net cash from operating activities	953,829	379,169
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	257,997
Maturities, prepayments and calls	7,177,793	8,331,960
Purchases	0	(12,441,742)
Loan originations and payments, net	2,051,555	21,481,939
Additions to premises and equipment, net	(55,476)	(156,328)
Proceeds from the sale of premises and equipment	1,000	998,524
Proceeds from the sale of foreclosed assets	760,328	1,137,080
Net cash from investing activities	9,935,200	19,609,430
Cash flows from financing activities
Net change in deposits	(20,608,034)	(2,251,104)
Net change in federal funds purchased and
repurchase agreements	(1,217,685)	778,463
Other borrowing activity:
Repayment of note payable	(500,000)	0
Issuance of senior debt	1,280,000	0
Net cash used in financing activities	(21,045,719)	(1,472,641)
Net change in cash and cash equivalents	(10,156,690)	18,515,958
Beginning cash and cash equivalents	20,297,115	8,919,568
Ending cash and cash equivalents	$10,140,425	$27,435,526
Supplemental cash flow information:
Cash paid during the period for interest	$864,706	$1,156,813
Transfers from loans to foreclosed assets	614,485	1,243,347
Transfers from loans held for sale to portfolio	5,881,651	0
Foreclosed asset sales financed by the Company	14,333	72,068

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three and nine months ended September 30, 2013 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the three and nine month periods ended September 30, 2013 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2012. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

There was no material change in the allowance for loan loss methodology in the first three quarters of 2013.

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

In 2012, the Company recorded consolidated net income for the first time since 2006. The trend of profitability continued in the first three quarters of 2013. A large portion of the earnings reported for 2013 is attributable to a $5.3 million gain on extinguishment of debt recorded late in the first quarter. Operating profits recorded in the second and third quarters have added to the Company’s consolidated earnings, which were $5.5 million through September 30, 2013. The return to core earning profitability stems mainly from stabilized credit quality and real estate valuations and the associated effect on the calculated reserve for loan losses. There has been no provision for loan losses made since the first quarter of 2012, and at September 30, 2013, there was approximately $46,000 of unallocated reserves stemming from decreases to the Bank’s 36-month historical loss calculation. The unallocated reserves are not specific to any particular portfolio segment.

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios. As a result, the Bank was deemed undercapitalized according to regulatory capital standards beginning December 31, 2010. At that time, the Bank had a total risk-based capital ratio of 7.06%. Earnings recorded by the Bank along with a significant reduction in risk-weighted assets during 2012 improved the total risk-based capital ratio to 7.88% at December 31, 2012. At March 31, 2013, the Bank’s total risk-based capital ratio advanced to 8.04% as a result of the Bank’s first quarter earnings and a $25,000 capital contribution from the Company. At that time, the Bank was considered adequately capitalized according to regulatory capital standards. As a result of earnings recorded during 2013’s second and third quarters, the Bank’s total risk-based capital ratio rose to 8.46% at September 30, 2013.

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

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2013, was approximately $656,000.

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank (“Fifth Third”); nor was the Company able to make the preceding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

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

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013—see Note 15 to the consolidated financial statements. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication to the regulatory agencies at the end of April. Recent feedback received by management indicated that formal public release of the Directive is anticipated to occur upon achievement of four consecutive quarters of adequate capitalization, which is expected to occur by way of submitting 2013’s fourth quarter Call Report to the FDIC on or about January 30, 2014, assuming that the capital ratios of the Bank remain stable for the remaining quarter of 2013.

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

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at September 30, 2013 and at December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value

US Treasury	$3,029,943	$22,166	$0	$3,052,109
US Government and federal agency	16,867,009	119,983	(43,990)	16,943,002
Municipals	1,565,075	33,077	0	1,598,152
Mortgage-backed and collateralized mortgage obligations– residential	11,931,575	150,175	(174,399)	11,907,351
	$33,393,602	$325,401	$(218,389)	$33,500,614

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

US Treasury	$4,044,909	$49,623	$0	$4,094,532
US Government and federal agency	20,013,843	250,523	(4,623)	20,259,743
Municipals	2,260,272	73,469	0	2,333,741
Mortgage-backed and collateralized
mortgage obligations– residential	14,539,668	264,090	(31,378)	14,772,380
	$40,858,692	$637,705	$(36,001)	$41,460,396

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2013:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,024,323	$5,056,320
Due from one to five years	16,085,877	16,175,309
Due from five to ten years	351,827	361,634
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	11,931,575	11,907,351
	$33,393,602	$33,500,614

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2013 and December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,999,792	$(43,990)	$0	$0	$3,999,792	$(43,990)
Mortgage-backed and collateralized mortgage obligations - residential	5,702,888	(141,394)	1,058,476	(33,005)	6,761,364	(174,399)
	$9,702,680	$(185,384)	$1,058,476	$(33,005)	$10,761,156	$(218,389)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,050,187	$(4,623)	$0	$0	$3,050,187	$(4,623)
Mortgage-backed and collateralized mortgage obligations - residential	3,882,818	(21,580)	269,692	(9,798)	4,152,510	(31,378)
	$6,933,005	$(26,203)	$269,692	$(9,798)	$7,202,697	$(36,001)

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

No securities were sold in the three or nine months ended September 30, 2013. One security was sold in the first quarter of 2012 and none in 2012’s second or third quarters. The sale decision was made by management because the security no longer complied with the Bank’s internal investment policy. Proceeds from the sale were $257,997 resulting in a realized gain of $2,856. In the first nine months of 2013, there were no transfers out of accumulated other comprehensive income for security sales.

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

At September 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At September 30, 2013, 16 debt securities had unrealized losses with aggregate depreciation of 1.99% from the amortized cost basis; fourteen of the 16 securities had unrealized losses less than twelve months and two had unrealized losses longer than twelve months. Furthermore, five of the 16 securities are issued by government agencies and 11 are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The aggregate depreciation of 1.99% of amortized cost is not material however; there has been a marked decline in value since year-end 2012. The decrease was $495,000. Even so, the change appears to be market driven and attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class were as follows:

	September 30, 2013	December 31, 2012
Commercial	$43,596,519	$39,915,144
Commercial Real Estate:
General	56,402,659	53,096,828
Construction	2,094,988	3,464,366
Consumer:
Lines of credit	8,291,775	9,105,387
Other	1,669,427	2,015,234
Credit card	470,836	490,802
Residential	16,078,808	17,798,131
Net deferred loan fees	(57,759)	(55,642)
	128,547,253	125,830,250
Less: Allowance for loan losses	(2,870,036)	(3,382,977)
Loans, net	$125,677,217	$122,447,273

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended September 30, 2013 and 2012 by portfolio segment:

Three Months Ended September 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274
Charge-offs	(25,794)	0	(225,308)	(193,596)	0	(444,698)
Recoveries	19,656	0	7,804	0	0	27,460
Provision for loan losses	(51,133)	(105,707)	209,672	250,712	(303,544)	0
Ending balance	$382,722	$1,814,880	$411,679	$214,522	$46,233	$2,870,036

Three Months Ended September 30, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,356,903	$2,251,981	$442,467	$193,706	$76,240	$4,321,297
Charge-offs	(656,201)	(2,299)	(79,767)	0	0	(738,267)
Recoveries	10,296	8,204	1,877	0	0	20,377
Provision for loan losses	(98,273)	(100,367)	2,191	(39,529)	235,978	0
Ending balance	$612,725	$2,157,519	$366,768	$154,177	$312,218	$3,603,407

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the nine month periods ended September 30, 2013 and 2012 by portfolio segment:

Nine Months Ended September 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(66,047)	(25,025)	(263,905)	(248,195)	0	(603,172)
Recoveries	75,856	0	14,375	0	0	90,231
Provision for loan losses	(209,285)	(426,397)	329,750	259,699	46,233	0
Ending balance	$382,722	$1,814,880	$411,679	$214,522	$46,233	$2,870,036

Nine Months Ended September 30, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,309,632	$3,386,433	$410,001	$193,388	$0	$5,299,454
Charge-offs	(869,270)	(859,504)	(111,248)	(11,392)	0	(1,851,414)
Recoveries	36,844	21,727	21,761	0	0	80,332
Provision for loan losses	135,519	(391,137)	46,254	(27,819)	312,218	75,035
Ending balance	$612,725	$2,157,519	$366,768	$154,177	$312,218	$3,603,407

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The remaining loan footnote tables on the following pages present loans at the recorded investment which includes unpaid principal, accrued interest receivable and net deferred, unearned fees. The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2013 and December 31, 2012:

September 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$31,938	$1,319,242	$147,892	$75,361	$0	$1,574,433
Collectively evaluated for impairment	350,784	495,638	263,787	139,161	0	1,249,370
Unallocated	0	0	0	0	46,233	46,233
Total ending allowance balance	$382,722	$1,814,880	$411,679	$214,522	$46,233	$2,870,036

Loans:
Individually evaluated for impairment	$1,226,231	$6,911,363	$306,026	$861,509	$0	$9,305,129
Collectively evaluated for impairment	42,469,937	51,680,583	10,164,702	15,260,815	0	119,576,037
Total ending loans balance	$43,696,168	$58,591,946	$10,470,728	$16,122,324	$0	$128,881,166

December 31, 2012	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$104,727	$1,489,569	$89,050	$127,030	$0	$1,810,376
Collectively evaluated for impairment	477,471	776,733	242,409	75,988	0	1,572,601
Unallocated	0	0	0	0	0	0
Total ending allowance balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977

Loans:
Individually evaluated for impairment	$3,288,294	$7,322,850	$321,820	$782,732	$0	$11,715,696
Collectively evaluated for impairment	36,739,269	49,391,498	11,329,495	17,063,417	0	114,523,679
Total ending loans balance	$40,027,563	$56,714,348	$11,651,315	$17,846,149	$0	$126,239,375

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	As of September 30, 2013			For the periods ended September 30, 2013
				Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,122,429	$1,258,174	$0	$1,104,010	$7,911	$5,315	$1,406,983	$28,936	$26,460
Commercial Real Estate:
General	2,472,673	2,504,385	0	2,343,382	26,440	26,440	2,369,993	78,459	78,459
Construction	0	0	0	0	0	0	0	0	0
Consumer:
Lines of credit	9,800	157,584	0	7,159	0	0	60,136	0	0
Other	58,369	73,870	0	42,295	0	0	26,438	0	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	461,646	687,718	0	292,817	563	563	191,531	1,671	1,671
Subtotal	$4,124,917	$4,681,731	$0	$3,789,663	$34,914	$32,318	$4,055,081	$109,066	$106,590

With an allowance recorded:
Commercial	$103,802	$103,343	$31,938	$133,788	$1,493	$1,493	$326,595	$13,895	$13,540
Commercial Real Estate:
General	4,438,690	4,438,407	1,319,242	4,513,623	30,960	30,960	4,517,192	92,370	92,370
Construction	0	0	0	0	0	0	0	0	0
Consumer:
Lines of credit	197,628	196,715	127,124	286,416	2,953	2,296	183,031	6,696	5,141
Other	40,229	40,071	20,768	62,352	476	474	92,557	1,411	1,411
Credit card	0	0	0	0	0	0	299	0	0
Residential	399,863	408,113	75,361	560,146	4,879	3,677	513,278	14,479	10,988
Subtotal	$5,180,212	$5,186,649	$1,574,433	$5,556,325	$40,761	$38,900	$5,632,952	$128,851	$123,450
Total	$9,305,129	$9,868,380	$1,574,433	$9,345,988	$75,675	$71,218	$9,688,033	$237,917	$230,040

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	As of December 31, 2012			For the periods ended September 30, 2012
				Three Months	Three Months	Three Months	Nine Months	Nine Months	Nine Months
		Unpaid		Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$2,147,075	$2,295,401	$0	$2,374,733	$13,665	$13,665	$2,496,173	$40,811	$40,696
Commercial Real Estate:
General	2,662,984	2,739,027	0	3,328,040	27,030	18,288	2,665,005	39,906	31,214
Construction	0	0	0	61,223	0	0	223,032	0	0
Consumer:
Lines of credit	55,659	55,524	0	41,072	1,966	995	47,143	8,752	4,814
Other	26,221	26,221	0	15,557	71	0	18,796	106	0
Credit card	0	0	0	0	0	0	0	0	0
Residential	208,178	240,491	0	358,875	0	0	285,696	0	0
Subtotal	$5,100,117	$5,356,664	$0	$6,179,500	$42,732	$32,948	$5,735,845	$89,575	$76,724
With an allowance recorded:
Commercial	$1,141,219	$1,139,885	$104,727	$1,186,175	$9,981	$9,276	$1,595,863	$30,009	$26,306
Commercial Real Estate:
General	4,659,866	4,675,981	1,489,569	2,922,193	33,091	32,866	3,448,840	111,506	80,952
Construction	0	0	0	1,960,467	0	0	1,988,734	0	0
Consumer:
Lines of credit	135,111	134,976	40,180	162,470	1,054	871	187,926	2,777	2,594
Other	104,829	104,664	48,870	119,951	611	484	113,378	1,572	1,447
Credit card	0	0	0	3,248	0	0	1,317	0	0
Residential	574,554	594,307	127,030	440,504	3,313	3,129	500,164	9,658	9,253
Subtotal	$6,615,579	$6,649,813	$1,810,376	$6,795,008	$48,050	$46,626	$7,836,222	$155,522	$120,552
Total	$11,715,696	$12,006,477	$1,810,376	$12,974,508	$90,782	$79,574	$13,572,067	$245,097	$197,276

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of September 30, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$43,613,174	$43,613,174
Commercial Real Estate:
General	0	0	0	0	53,811,236	53,811,236
Construction	0	0	0	0	2,101,163	2,101,163
Consumer:
Lines of credit	97,593	0	0	97,593	8,154,142	8,251,735
Other	0	4,949	0	4,949	1,662,599	1,667,548
Credit card	506	0	0	506	470,330	470,836
Residential	0	0	0	0	15,737,314	15,737,314
Total	$98,099	$4,949	$0	$103,048	$125,549,958	$125,653,006

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$40,316	$40,316	$42,678	$82,994
Commercial Real Estate:
General	204,541	0	0	204,541	2,475,006	2,679,547
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	9,800	0	44,528	54,328	16,811	71,139
Other	0	2,141	0	2,141	7,329	9,470
Credit card	0	0	0	0	0	0
Residential	0	0	285,528	285,528	99,482	385,010
Total	$214,341	$2,141	$370,372	$586,854	$2,641,306	$3,228,160

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2012:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$1,956	$0	$0	$1,956	$39,465,435	$39,467,391
Commercial Real Estate:
General	97,605	0	0	97,605	50,193,607	50,291,212
Construction	0	0	0	0	3,479,043	3,479,043
Consumer:
Lines of credit	26,037	44,866	0	70,903	8,963,308	9,034,211
Other	3,707	0	0	3,707	2,015,334	2,019,041
Credit card	2,010	0	0	2,010	488,792	490,802
Residential	0	85,242	0	85,242	17,456,776	17,542,018
Total	$131,315	$130,108	$0	$261,423	$122,062,295	$122,323,718

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$8,958	$20,469	$320,592	$350,019	$210,153	$560,172
Commercial Real Estate:
General	8,414	280,399	406,792	695,605	2,248,488	2,944,093
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	21,583	0	21,583	79,628	101,211
Other	0	0	6,050	6,050	0	6,050
Credit card	0	0	0	0	0	0
Residential	0	0	195,649	195,649	108,482	304,131
Total	$17,372	$322,451	$929,083	$1,268,906	$2,646,751	$3,915,657

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $1,537,738 of specific reserves on $8,361,469 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and $1,699,851 on $10,441,218 of unpaid principal balance of loans as of December 31, 2012. At September 30, 2013, the Company had an additional $181,503 in performing loans outstanding to one of those customers. As of December 31, 2012, there was $184,364 committed to one customer.

During the three and nine month periods ending September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a stated rate of interest lower than the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not fully cover the interest; financing concessions; or a permanent reduction of the recorded investment in the loan.

In the nine month period ended September 30, 2013, one modification involved a stated interest rate below the current market rate for a period of 7 years, while another modification for 2.5 years involved interest-only payments on an amortizing note. One A-B note modification involved a permanent reduction of the recorded investment in the loan.

In the nine month period ended September 30, 2012, modifications involving a stated interest rate of the loan below the current market rate were for periods ranging from 11 months to 5 years. Modifications involving a reduced payment amount were for periods ranging from 5 months to 4 years. Two modifications involved a permanent reduction of the recorded investment in the loan.

In the three month period ended September 30, 2013, there were no loans modified as troubled debt restructurings and no charge-offs as part of a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ended September 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$143,136	$133,425
Consumer:
Lines of credit	2	137,893	137,893
Total	3	$281,029	$271,318

In the nine month period ended September 30, 2013, there were $9,711 of charge-offs as part of a troubled debt restructuring arrangement and an additional $38,913 of specific reserves were established on these troubled debt restructurings.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

In the three month period ended September 30, 2012, there were no loans modified as troubled debt restructurings and no charge-offs as part of a troubled debt restructuring.

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

For the three and nine month periods ended September 30, 2013 and 2012, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
1	$0	$0	$0	$0	$0	$0
2	261,437	298,200	0	0	0	0
3	7,791,976	2,004,476	4,697,215	4,141,391	0	0
4	13,313,325	14,017,221	17,931,763	12,911,811	467,651	384,848
5	15,217,224	16,373,423	21,066,423	22,177,734	236,099	1,695,990
5M	4,275,905	3,318,016	3,817,196	3,675,131	1,397,413	1,398,205
6	1,705,945	2,180,119	6,298,783	7,365,970	0	0
7	1,072,584	1,369,803	519,913	287,682	0	0
8	57,772	466,305	2,159,490	2,675,586	0	0
Total	$43,696,168	$40,027,563	$56,490,783	$53,235,305	$2,101,163	$3,479,043

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012:

	Residential
	September 30,	December 31,
	2013	2012
Performing	$15,260,815	$17,063,417
Impaired	861,509	782,732
Total	$16,122,324	$17,846,149

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$8,115,446	$8,944,652	$1,578,420	$1,894,041	$470,836	$490,802
Impaired	207,428	190,770	98,598	131,050	0	0
Total	$8,322,874	$9,135,422	$1,677,018	$2,025,091	$470,836	$490,802

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity:

	September 30,	September 30,
	2013	2012
Beginning of year	$2,806,781	$3,276,838
Additions	614,485	1,243,347
Reductions from sales	(593,498)	(1,249,206)
Direct write-downs	(141,531)	(277,448)
End of period	$2,686,237	$2,993,531

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$189,268	$199,278

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows:

	September 30,	December 31,
	2013	2012
Land & land improvements	$4,700,464	$4,700,464
Buildings & building improvements	6,148,829	6,132,163
Furniture, fixtures and equipment	3,839,270	3,800,460
	14,688,563	14,633,087
Less: accumulated depreciation	5,520,211	5,212,201
	$9,168,352	$9,420,886

During the second quarter of 2012, the Company sold land with a carrying value of $790,135 resulting in a gain on sale of $208,389.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Non-interest-bearing DDA	$31,700,054	$40,271,190
Interest-bearing DDA	25,738,324	22,865,704
Money market	21,524,818	18,602,302
Savings	8,157,419	9,018,387
Time, under $100,000	66,976,766	83,416,175
Time, over $100,000	9,471,078	10,002,735
Total Deposits	$163,568,459	$184,176,493

There were no brokered deposits at September 30, 2013 and December 31, 2012. Since the Bank was not categorized as “well capitalized” at September 30, 2013 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consist of repurchase agreements and less frequently borrowings from the FRB Discount Window. There have been no borrowings from the FRB Discount Window since January 2010. The September 30, 2013 and December 31, 2012 short-term borrowing information was as follows:

Repurchase
Agreements

Outstanding at September 30, 2013	$8,972,374
Average interest rate at period end	0.56%
Average balance during period	9,996,881
Average interest rate during period	0.59%
Maximum month end balance during period	10,878,256

Outstanding at December 31, 2012	$10,190,059
Average interest rate at year-end	0.59%
Average balance during year	9,241,260
Average interest rate during year	0.75%
Maximum month end balance during year	12,037,087

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,839,659. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a fair market value of $3,549,574 pledged at September 30, 2013. The Bank had no outstanding borrowings with the FHLB at either September 30, 2013 or December 31, 2012.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.30% at September 30, 2013 and 2.36% at December 31, 2012. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, during the deferral period and subject to certain exceptions, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. Although the Company has not determined the duration of the deferral period, as of December 16, 2010, under the FRB Written Agreement, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval. At September 30, 2013, the accrued interest payable on the subordinated debentures was $414,429.

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

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt in full with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at September 30, 2013 was approximately $26,000. The entire interest balance due was paid on October 1, 2013.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012

Unused lines of credit and letters of credit	$25,064,561	$22,817,615
Commitments to make loans	453,935	253,000

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

Foreclosed Assets: Commercial and residential real estate properties classified as foreclosed assets are measured at fair value, less costs to sell at the time of foreclosure, establishing a new cost basis. Subsequently, foreclosed assets continue to be measured at the lower of cost or fair value. Fair values are generally based on recent real estate appraisals or internal evaluations. Management may add discounts to third party appraisals. The appraisals are generally obtained annually and are performed by qualified licensed appraisers approved by the Board of Directors. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The comparable sales approach evaluates the sales price of similar properties in the same market area. This approach is inherently subjective due to the wide range of comparable sale dates. The income approach considers net operating income generated by the property and the investor’s required return. This approach utilizes various inputs including lease rates and cap rates which are subject to judgment. Adjustments of the carrying amount utilizing this process result in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of the periods ended September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
September 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$3,052,109	$3,052,109	$0	$0
US Government and federal agency	16,943,002	0	16,943,002	0
Municipals	1,598,152	0	1,598,152	0
Mortgage-backed and collateralized mortgage obligations– residential	11,907,351	0	11,907,351	0
Total	$33,500,614	$3,052,109	$30,448,505	$0

December 31, 2012
Available for sale securities:
US Treasury	$4,094,532	$4,094,532	$0	$0
US Government and federal agency	20,259,743	0	20,259,743	0
Municipals	2,333,741	0	2,333,741	0
Mortgage-backed and collateralized mortgage obligations– residential	14,772,380	0	14,772,380	0
Total	$41,460,396	$4,094,532	$37,365,864	$0

There were no transfers between levels during the first nine months of 2013 or 2012.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below as of the periods ended September 30, 2013 and December 31, 2012. Impaired loans and foreclosed assets are included if the fair value of such assets was revised during the quarterly period then ended.

		Significant
		Unobservable Inputs
	Total	(Level 3)
September 30, 2013
Impaired loans:
Consumer:
Other	$52,612	$52,612
Residential	61,722	61,722
Total	$114,334	$114,334
Foreclosed assets:
Commercial Real Estate:
General	$267,390	$267,390
Residential	55,794	55,794
Total	$323,184	$323,184

December 31, 2012
Impaired loans:
Commercial	$84,755	$84,755
Commercial Real Estate:
General	786,282	786,282
Residential	140,269	140,269
Total	$1,011,306	$1,011,306
Foreclosed assets:
Commercial Real Estate:
General	$141,596	$141,596
Construction	380,142	380,142
Total	$521,738	$521,738

The following describes the impairment charges recognized during the period:

At September 30, 2013, impaired loans carried at fair value had a recorded investment of $114,334 with no valuation allowance, resulting in additional provision of $15,818. At December 31, 2012, impaired loans carried at fair value had a recorded investment of $2,394,211 and a valuation allowance of $1,382,905, resulting in additional provision of $13,000.

Foreclosed assets carried at fair value at September 30, 2013 were $323,184 compared to $521,738 at December 31, 2012. During 2013, four properties included in this total were written down by $40,240. During 2012, three properties included in this total were written down by $128,139.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

As of September 30, 2013, there were no individually material Level 3 financial assets, by class, measured on a non-recurring basis.

The following table presents information as of December 31, 2012 about significant unobservable inputs related to the Bank’s individually material1 Level 3 financial assets, by class, measured on a non-recurring basis:

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

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at September 30, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$10,140	$10,140	$0	$0	$10,140
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	125,677	0	0	125,272	125,272
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	485	15	136	334	485

Financial liabilities
Deposits	163,568	80,770	76,847	0	157,617
Federal funds purchased and repurchase agreements	8,972	0	8,972	0	8,972
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	475	3	31	130	164

		Fair Value Measurements
		at December 31, 2012 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$20,297	$20,297	$0	$0	$20,297
Loans held for sale	6,041	0	6,183	0	6,183
Loans, net (including impaired)	122,447	0	0	116,004	116,004
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	592	12	163	417	592

Financial liabilities
Deposits	184,176	88,959	94,185	0	183,144
Federal funds purchased and repurchase agreements	10,190	0	10,190	0	10,190
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	5,000	0	0	500	500
Accrued interest payable	1,156	4	64	81	149

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

Although the Company recognized a profit in 2012 and the first three quarters of 2013, there must be a consistent trend of profitability in order to support the realization of our deferred tax assets. The valuation allowance against our deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required.  We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

As a result of the large gain on the extinguishment of debt, the Company recorded income tax expense from operations in the amount of $105,000. This amount represents projected taxable earnings subject to alternative minimum taxation which may fluctuate throughout the year with changes in operating results. Additionally, the gain on the extinguishment of debt may result in a reduction of net operating loss carry-forward tax attributes by an estimated $5.3 million.  Even so, the Company’s estimated net operating loss carry-forward remaining would be over $6 million.

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

Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the Bank at the discretion of the federal regulator. The Bank was in the undercapitalized category at December 31, 2012. At March 31, 2013, through earnings and a $25,000 capital contribution from the Company, the Bank achieved a total risk-based capital ratio of 8.04%; four basis points above the required level to be in the adequately capitalized regulatory category. At September 30, 2013, the total risk-based capital ratio of the Bank had risen to 8.46% and the Bank continues to be adequately capitalized.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at September 30, 2013 and December 31, 2012 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
Total Capital (Tier 1 and
Tier 2) to risk-weighted assets of the Bank	$11,305,260	8.46%	$10,688,585	8.00%	$14,696,805	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,620,354	7.20	5,344,293	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,620,354	5.06	7,602,012	4.00	16,154,276	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$10,760,348	7.88%	$10,928,836	8.00%	$15,027,149	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,032,034	6.61	5,464,418	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,032,034	4.53	7,976,194	4.00	16,949,413	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At September 30, 2013, only $1,684,905 was counted as Tier 2 capital and $1,185,131 was disallowed. At December 31, 2012, $1,728,314 was counted as Tier 2 capital and $1,654,663 was disallowed.

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

There were several directives related to loans contained in the Consent Order. All action plans were submitted to the FDIC as required. As of September 11, 2013, action plan submission is no longer required; however management continues to update plans as needed and works diligently to mitigate and reduce associated credit risk.

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at September 30, 2013 or either December 31, 2010, 2011 or 2012. Management continues to explore options to raise the capital required for full compliance. At September 30, 2013, a capital contribution of $6,534,000 would have been needed to meet the capital ratios specified in the Consent Order.

Under the Consent Order the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in full compliance with this restriction.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

As required by the Consent Order, the Bank adopted a detailed liquidity plan on November 17, 2010 which provided for intended liquidity sources to meet the Bank’s assessed liquidity needs over the time horizons of 6, 12 and 18 months. The liquidity plan was meant to address the stipulation in the Consent Order that prohibited the Bank from accepting brokered deposits. To meet this restriction, the Bank’s liquidity plan entailed replacing maturing brokered deposits with a combination of local deposits and internet based time deposits. Since the beginning of 2010, the Bank has successfully used this strategy. There were no brokered deposits outstanding at September 30, 2013. The Bank has been able to maintain sufficient liquidity for its required payments despite the restriction on issuing brokered deposits.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April. Recent feedback received by management indicated that formal public release of the Directive is anticipated to occur upon achievement of four consecutive quarters of adequate capitalization which is expected to occur by way of submitting 2013’s fourth quarter Call Report to the FDIC on or about January 30, 2014, assuming that the capital ratios of the Bank remain stable for the remaining quarter of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2013 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2013 to that at December 31, 2012. The part labeled Results of Operations discusses the three and nine month periods ending September 30, 2013 as compared to the same periods of 2012. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The overall economic environment remains challenging particularly from an interest rate standpoint, but other economic indicators appear to be stabilizing, both nationally and locally. Unemployment in both Muskegon and Ottawa counties is stable but nonetheless remains at an elevated level. At August 31, 2013, unemployment was 8.5% for Muskegon County and 6.5% for Ottawa County. Additionally, property values, although low, are holding. Stable property values are likely to lead to more real estate sales and construction activity. However, in spite of the improvements in the economic climate, the effects of the extended downturn had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. For additional information regarding the capital levels see Note 15 to the Consolidated Financial Statements. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2013, was approximately $656,000 compared to $8,000 at year-end 2012. The increase in cash resulted from the issuance of senior debt during the first quarter of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank; nor was the Company able to make the preceding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt with Fifth Third for $500,000. In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8.00% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015. The note is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013. The reduced amount of borrowings is expected to decrease interest expense by approximately $200,000 annually.

Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. The Directive stipulated that the Bank be restored to an “adequately capitalized” capital category within 60 days of the issuance of the Directive. During the 60 days, the board made efforts to secure funding and comply with the Directive but was not successful. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April. Recent feedback received by management indicated that formal public release of the Directive is anticipated to occur upon achievement of four consecutive quarters of adequate capitalization which is expected to occur by way of submitting 2013’s fourth quarter Call Report to the FDIC on or about January 30, 2014, assuming that the capital ratios of the Bank remain stable for the remaining quarter of 2013.

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

FINANCIAL CONDITION

Total assets were $183.0 million at September 30, 2013 compared to $204.2 million at December 31, 2012. The $21.2 million decrease in assets stemmed mainly from the seasonal fluctuation in the deposit balances of several of the Bank’s large public fund customers, the maturity of securities and a reduction in the outstanding senior debt of the Company.

Cash and cash equivalents decreased by $10.2 million in the first three quarters of 2013 and were $10.1 million at September 30, 2013. Cash and cash equivalents were $20.3 million at year-end 2012. The Bank’s FRB balance decreased $10.5 million since year-end 2012 and was $6.8 million on September 30, 2013. The decrease in balance is driven largely by the seasonal deposit activities of several of the Bank’s public fund customers and a reduction in time deposits. The FRB balance at September 30, 2013 was near management’s desired range of $7 to $10 million. The range indicated is enough to cover the typical liquidity needs of the Bank’s operations as well as provide a surplus for unexpected events.

The balance held at the FRB on December 31, 2012 was purposely elevated because management had implemented its contingency funding plan to be prepared for customer deposit withdrawals after the conclusion of the FDIC Transaction Account Guarantee Program (“TAG”) on December 31, 2012. In the months following the TAG sunset, the Bank was able to reduce its additional FRB liquidity as there was very little deposit loss and the additional liquidity negatively impacted the earnings of the Company.

The Bank’s security portfolio was $33.5 million at September 30, 2013 and $41.5 million at December 31, 2012. Investment activity in the first nine months of the year consisted of maturities, prepayments and calls totaling $7.2 million and market value adjustments of $(495,000). There were no sales or purchases of portfolio securities in the first nine months of 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s weakened condition, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources. Consequently, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy, depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed on a monthly basis. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Prior to the Consent Order, the Bank strived to have between 10% and 20% of its investment portfolio unpledged. At September 30, 2013, 16% of the investment portfolio was unencumbered. This outcome is down from the 35% unpledged position that existed on December 31, 2012 when the portfolio was intentionally inflated to allow for additional customer pledging needs after the conclusion of the FDIC Transaction Account Guarantee Program.

The Bank believes that customer needs related to the conclusion of TAG have been addressed and has chosen not to replace any of the securities that matured in the first nine months of 2013.

At September 30, 2013, securities with a market value of $28.1 million were pledged to public fund customers, FRB Automated Clearing House (“ACH”) debit activity and customer repurchase agreements. On October 18, 2013, the FRB formally communicated the removal of pledging required for ACH debit activity. Both loans and securities were pledged. Management anticipates release of the securities will increase the percent of unencumbered securities by nearly 4%.

Investment portfolio quality has received much scrutiny over the past several years. Recently, as a result of signs that global central banks may wind down monetary stimulus, the U.S. 10-year Treasury yield rose drastically having a significant impact on the market value of the Bank’s investment portfolio. The investment portfolio’s net unrealized gain was reduced by $495,000 since year-end 2012 decreasing the unrealized gains on the entire portfolio to $107,000 at September 30, 2013. Included in this total are 16 securities with an amortized cost of $11.0 million having an unrealized loss of $218,000. Two of the 16 had an unrealized loss longer than 12 months.

Although there has been a significant change in the market value of the portfolio overall, none of the unrealized losses are expected to impact earnings. At September 30, 2013, the Bank conducted its standard review for other-than-temporary impairment (“OTTI”). The unrealized losses referenced above were not determined to be other-than-temporary given the fact that they are all fully guaranteed by the U.S. government and the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio will continue to be reviewed for impairment in accordance with the Bank’s investment policy.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at September 30, 2013.

Loans held for sale activity during the first nine months of 2013 included $7.3 million of loan originations, $5.9 million of loans transferred to the held for investment portfolio and $7.6 million of loan sales. The associated gain on the loan sales was $167,000. The loans that were transferred to the held for investment portfolio consisted of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans. The transfer was based on management’s re-evaluation of the Bank’s intent to sell these loans in the short-term.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total loans (held for investment) were $128.5 million at September 30, 2013 and $125.8 million at December 31, 2012. The $2.7 million increase since year-end 2012 was brought about mainly by the $5.9 million transferred from the held for sale portfolio offset by net customer repayments and transfers to foreclosed assets.

Details of the activity since year-end 2012 was an increase of $3.7 million to the commercial loan portfolio; an increase of $1.9 million to the commercial real estate portfolio and a decrease of $2.9 million to the consumer and residential portfolios. With the increase in commercial loans outstanding, the concentration changed slightly. At September 30, 2013, the concentration of commercial and commercial real estate loans was 79%; up from a level of 77% at year-end 2012. The wholesale focus of the Bank has remained since opening in 1999. Unfortunately, the sustained economic weakness both nationally and locally from 2008 through 2011 affected many borrowers but particularly the borrowers in these two segments. During that time, the credit deterioration of customers in those segments, primarily commercial real estate, increased the overall risk profile of the Bank. As a result, the Bank incurred significant expenses to address the assessed risk which negatively impacted the Bank’s earnings and capital.

Management believes that the economy in the local market has stabilized substantially over the past several quarters. Loan credit quality has improved. Even so, the Bank remains diligent about monitoring its loan portfolio and will continue its efforts to develop and educate lenders and credit staff, and to invest time into the design and overall strengthening of the Company’s credit risk assessment processes.

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

At September 30, 2013, the allowance for loan losses totaled $2.9 million. At year-end 2012, the allowance for loan losses was $3.4 million. The reduction in the allowance is the result of net charge-offs of $513,000 recorded in the first nine months of 2013. The ratio of allowance to gross loans outstanding decreased to a level of 2.23% at September 30, 2013 compared to 2.69% at year-end 2012. Twenty percent of the loan charge-offs occurring in the first three quarters of 2013 held specific allocations at year-end 2012.

The allocation at each period end was as follows:

	September 30, 2013		December 31, 2012
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$382,722	33.9%	$582,198	31.7%
Commercial Real Estate	1,814,880	45.5	2,266,302	45.0
Consumer	411,679	8.1	331,459	9.2
Residential	214,522	12.5	203,018	14.1
Unallocated	46,233	N/A	0	N/A
Total	$2,870,036	100%	$3,382,977	100%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.04% at September 30, 2013, a decrease of 33 basis points from year-end 2012. At year-end 2012, the general component of the allowance for loan losses was 1.37% of total non-specifically identified loans. There are $46,000 of unallocated reserves in the allowance for loan losses stemming mostly from decreases to the Bank’s 36-month historical loss calculation. If the unallocated reserves were added to the general component of the allowance for loan losses, the ratio would be 1.08%. Management believes that the trend of the general component of the allowance for loan losses and the increase in the unallocated reserves is in line with stabilization and strengthening of the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

At September 30, 2013, the allowance contained $1,574,000 in specific allocations for impaired loans whereas at December 31, 2012 there was $1,810,000 specifically allocated. There was $9.3 million of recorded investment on impaired loans at September 30, 2013, compared to $11.7 million at year-end 2012. At September 30, 2013, the recorded investment on impaired loans requiring no reserves was $4.1 million, a decrease of $1.0 million since year-end 2012. In the first quarter of 2013, there was a $1.4 million relationship that was removed from TDR status. The specific allocation associated with the loan was $34,000 at year-end 2012. Furthermore, $614,000 of impaired loans were moved to foreclosed assets in the first nine months of 2013. There were specific allocations on these loans of $58,000 at year-end 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2013, 44% of specifically identified loans required no reserves; the same percentage at year-end 2012. In many cases, management approves further charge-offs after the time of initial impairment. The charge-offs reduce principal to the current value of assigned collateral or expected repayment, therefore no specific reserve is required on these loans.

Recorded investment on specifically identified loans requiring reserves was $5.2 million at September 30, 2013 compared to $6.6 million at year-end 2012.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2012 to September 30, 2013, the recorded investment in accruing past due and non-accrual loans decreased by $846,000. This was evidenced by a $158,000 decrease in the recorded investment in past due loans and a $688,000 decrease in the recorded investment in non-accrual loans in the first nine months of 2013.

The recorded investment of accruing loans past due 30-59 days was $98,000 at September 30, 2013; a decrease of $33,000 since December 31, 2012. There were two loans and one credit card balance past due 30-59 days at September 30, 2013.

There was a $5,000 recorded investment in accruing loans past due 60-89 days at September 30, 2013. At year-end 2012, the balance of these loans was $130,000.

There were no accruing loans with a recorded investment past due 90 days and greater at either September 30, 2013 or year-end 2012.

The Bank’s delinquency has been reduced compared to prior periods and compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

The recorded investment of non-accrual loans totaled $3.2 million at September 30, 2013 which is a reduction since year-end 2012 when the recorded investment of non-accrual loans totaled $3.9 million. The majority of the non-accrual loans are secured by developed real estate, only 1% of the total is secured by undeveloped real estate. At September 30, 2013, there were specific allocations of $1.2 million in the allowance for any estimated collateral deficiency on non-accrual loans.

Loan charge-off activity in the third quarter stemmed mainly from two customers. Overall net charge-offs for the third quarter of 2013 were $417,000 and were $513,000 for the first nine months of 2013. The corresponding ratio of net charge-offs to average loans for the third quarter of 2013 was 1.30% while the ratio of net charge-offs to average loans was 0.52% for the first nine months of 2013. Management does not think the recent charge-offs are indicative of changes in the local economy but rather unfortunate circumstances particular to each relationship.

The net charge-offs for the third quarter of 2012 were $718,000 and $1.8 million for the first three quarters of 2012. The resulting ratio of net charge-offs to average loans for the third quarter of 2012 was 2.15% and 1.68% for the first nine months of the same year.

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

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, the Company also seeks to mitigate interest rate risk by balancing the rate sensitivity of the portfolio and avoiding extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2013 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$3,974,684	$17,252,348	$16,235,243	$6,076,485	$43,538,760
Commercial Real Estate:
General	2,742,903	8,528,077	38,290,520	6,841,159	56,402,659
Construction	1,442,164	8,910	643,914	0	2,094,988
Consumer:
Lines of credit	779,237	769,944	2,392,032	4,350,562	8,291,775
Other	49,020	161,388	921,450	537,569	1,669,427
Credit card	53,348	165,085	252,403	0	470,836
Residential	144,480	535,757	0	15,398,571	16,078,808
	$9,185,836	$27,421,509	$58,735,562	$33,204,346	$128,547,253
Loans at fixed rates	$4,738,124	$15,086,633	$44,335,922	$23,888,946	$88,049,625
Loans at variable rates	4,447,712	12,334,876	14,399,640	9,315,400	40,497,628
	$9,185,836	$27,421,509	$58,735,562	$33,204,346	$128,547,253

At September 30, 2013, there were 68% of the loan balances carrying a fixed rate and 32% a floating rate. This concentration of fixed rate loans is down from a level of 75% at September 30, 2012. Prior to 2008, the Bank’s mix of fixed and floating rate loans had been relatively evenly divided. During the economic downturn the loan portfolio mix became more heavily weighted with fixed rate loans. The movement in the third quarter of 2013 towards a balanced portfolio is management’s preference. However, a majority of the composition change is not controllable. Shifts can occur as a result of the types of loans that have been repaid and changes in customer preference at the time of renewal. Restoring the loan portfolio to a balanced position between fixed and floating loans will be important since future rate movements are likely to trend upward.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level that is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. For 2013, the percent retained is averaging 19% due to a variety of conditions related to rates, regulations and investor preferences.

At September 30, 2013, approximately 26% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio.

Foreclosed assets were $2.7 million at September 30, 2013 which was a decrease of $121,000 since December 31, 2012. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various loans. At September 30, 2013 there were 25 real estate holdings and at December 31, 2012 there were 24 real estate holdings. Foreclosed asset activity in the first nine months of 2013 consisted of twelve lot and eight property sales and nine additional properties acquired through the foreclosure process.

Deposit balances were $163.6 million at September 30, 2013 down from $184.2 million at December 31, 2012. The net decrease of $20.6 million stemmed from non-interest bearing balances declining $8.6 million and interest bearing balances decreasing $12.0 million in the first nine months of 2013.

Non-interest bearing balances were $31.7 million on September 30, 2013 and $40.3 million on December 31, 2012. The four largest public fund customers have decreased their balances by $5.1 million since year-end 2012. The level of deposits at September 30, 2013 is in line with the seasonality of these customers. One non-interest bearing customer wired $2.2 million to another financial institution in January to diversify their deposits after the conclusion of TAG.

Total interest bearing deposits are made up of interest bearing demand deposits, money market and savings accounts and time deposits. Total interest bearing deposits were $131.9 million on September 30, 2013 down from $143.9 million on December 31, 2012. The $12.0 million decrease in the first three quarters of the year was the result of interest bearing demand deposits and money market accounts together rising $5.8 million and the time deposit portfolio declining $17.0 million. Savings accounts declined $861,000 in the first nine months of 2013. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB.

Repurchase agreement balances were $9.0 million at September 30, 2013 and $10.2 million at December 31, 2012; a decrease of $1.2 million. The decrease between the two period ends was primarily the result of one customer decreasing its balance since year-end 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A repurchase agreement is treated like a short-term borrowing of the Bank. To secure the short-term borrowing (repurchase agreement), balances held by customers are collateralized by high quality government securities held in a sub-account within the Bank’s security portfolio. Some customers with investable dollars exceeding the FDIC limits are utilizing this account type because they are seeking higher interest rates while mitigating their risk.

The Company had a $5.0 million term loan with Fifth Third secured by the common stock of the Bank that was in default at year-end 2012. In addition to the outstanding principal due, there was accrued interest of $763,000 at December 31, 2012. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt in full with Fifth Third for $500,000. At closing, Fifth Third released its secured interest in the common stock of the Bank. The new senior debt bears interest at a fixed rate of 8.00% per annum and is payable quarterly, in arrears. The new note matures on March 31, 2015 and is secured by a pledge of 100% of the common stock of the Bank owned by the Company. The extinguishment of debt resulted in a gain of $5.3 million.

Shareholders’ equity was $3.8 million on September 30, 2013compared to $(1.2) million on December 31, 2012. The net increase of $5.0 million was made up of net income recorded in the first three quarters of 2013, largely attributable to settlement of our term loan with Fifth Third, and partially offset by decreases in accumulated other comprehensive income (security market value adjustments). The book value per share was $2.57 at September 30, 2013.

The Bank’s capital ratios have risen since year-end 2012. At September 30, 2013, the Bank’s total risk-based capital ratio was 8.46% and its tier one to average assets ratio was 5.06%. The Bank’s total risk-based capital ratio at December 31, 2012 was 7.88%. Its tier one to average assets ratio was 4.53% at year-end 2012. The total risk-based capital ratio improved because of the Bank’s earnings recorded in the first three quarters of 2013 along with a capital contribution of $25,000 from the Company. Achieving a total risk-based capital ratio above 8.00% qualifies the Bank to be considered adequately capitalized according to prompt corrective action regulation administered by federal banking agencies. The Bank was considered under-capitalized at year-end 2012.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at September 30, 2013. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $6,534,000 on September 30, 2013 based on its asset mix and size. This is less than the amount that would have been needed on December 31, 2012 which was $7,917,000.

The Directive, issued by the FDIC to the Bank on August 17, 2011, stipulated that the Bank be restored to an “adequately capitalized” capital category by October 17, 2011. Although the board made efforts to secure funding and comply with the Directive, they were not successful. As such, the Bank was not in compliance with the Directive by the required date. The Bank reached an adequately capitalized regulatory capital category at March 31, 2013. Management formally communicated achievement of the capital level stipulated in the Directive to the FDIC through the submission of the quarterly Call Report and the required quarterly written communication, at the end of April. Recent feedback received by management indicated that formal public release of the Directive is anticipated to occur upon achievement of four consecutive quarters of adequate capitalization, which is expected to occur by way of submitting 2013’s fourth quarter

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Call Report to the FDIC on or about January 30, 2014, assuming that the capital ratios of the Bank remain stable for the remaining quarter of 2013.

RESULTS OF OPERATIONS

Net income recorded for the first nine months of 2013 was $5.5 million. Net income recorded for the similar period in 2012 was $259,000. The improvement of $5.2 million between the first three quarters of 2013 and the first three quarters of 2012 stemmed mainly from a $5.3 million gain on debt extinguishment. The corresponding basic and diluted earnings per share for the first nine months of 2013 was $3.75. The basic and diluted earnings per share for the first nine months of 2012 was $0.18.

The net income for the third quarter of 2013 was $124,000, which was $122,000 more than net income of $2,000 recorded for the third quarter of 2012. The corresponding basic and diluted earnings per share for the third quarter of 2013 was $0.08. The basic and diluted earnings per share for the third quarter of 2012 was $0.00.

For the first nine months of 2013, the annualized return on the Company’s average total assets was 3.74% compared to 0.16% for the first nine months of 2012. For the third quarter of 2013, the annualized return on the Company’s average total assets was 0.26%. The Company’s earnings for the third quarter of 2012 were just above breakeven so the annualized return on average assets was 0.00%.

The Company’s average shareholders’ equity became positive in the first quarter of 2013 after recording the $5.3 million debt extinguishment gain on March 20, 2013. For the first nine months of 2013, the annualized return on shareholders’ equity was 296.6%. The Company’s average shareholders’ equity for the third three month period of 2013 was 13.57%. The ratio was not meaningful for the comparable periods in 2012 because shareholders’ equity was negative.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A significant component of the Company’s revenue is its net interest income. The Company’s net interest income and net interest margin were both lower for the first nine months of 2013 compared to the similar period in 2012. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine Months ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$14,785,764	$26,596	0.24%	$21,683,580	$39,456	0.24%
Securities	37,751,706	421,821	1.49	36,153,180	511,709	1.89
Loans (including held for sale and non accrual)	130,419,135	5,292,942	5.41	140,298,678	6,199,527	5.89
	182,956,605	5,741,359	4.18	198,135,438	6,750,692	4.54
Other assets	13,081,968			12,855,802
	$196,038,573			$210,991,240
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$141,193,801	$757,995	0.72%	$153,248,982	$1,094,497	0.95%
Repurchase agreements	9,996,881	43,919	0.59	9,606,429	54,593	0.76
Subordinated debentures and notes payable	5,414,286	143,985	3.55	9,500,000	322,937	4.53
	156,604,968	945,899	0.81	172,355,411	1,472,027	1.14
Non-interest-bearing deposits	34,499,333			38,559,716
Other liabilities	2,460,712			1,349,193
Shareholders’ Equity	2,473,560			(1,273,080)
	$196,038,573			$210,991,240
Net interest income		$4,795,460			$5,278,665
Net interest spread on earning assets			3.37%			3.40%
Net interest margin on earning assets			3.49			3.55
Average interest-earning assets to average interest-bearing liabilities			116.83			114.96

The net interest spread on average earning assets decreased 3 basis points to 3.37% in the past twelve months. The net interest margin decreased by 6 basis points from 3.55% for the first nine months of 2012 to 3.49% for the first nine months of 2013. Net interest income for the first three quarters of 2013 was $4.8 million compared to $5.3 million for the same three quarters in 2012. During the twelve month period from September 30, 2012 to September 30, 2013, average earning assets decreased by $15.2 million; 65% of the decrease occurred in the loan portfolio which is the highest yielding earning asset. In addition to fewer earning assets, there was a decrease in the overall yield on those assets.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.18% for the nine month period ending September 30, 2013 compared to 4.54% for the same period in 2012. In addition to the average loan portfolio shrinking by $9.9 million over the last twelve months, the yield declined 48 basis points in that period. Management attributes this to improved economic conditions. As the economy improves, businesses become healthier which strengthens their financial condition and allows them more banking options; including using excess liquidity to repay loans or requesting lower borrowing rates. Since the Bank’s internal prime lending rate is 175 basis points above the Wall Street Journal Prime Lending Rate, there is substantial competitive pressure to revisit pricing on those customers that have recovered and are experiencing an improved financial condition. The Bank carefully considers every request and when the request does not adequately reflect borrower risk according to the Bank’s lending standards, the rate will not be lowered fully to match competition. Sometimes this results in businesses pursuing financing at other financial institutions.

Also contributing to the decreased yield on average earning assets is the marked decrease in the yield earned on the investment portfolio. Throughout the last year, as securities were called or matured, they were either not replaced or replaced with securities that bear lower rates reflective of the current environment.

A portion of the decrease to the overall yield on interest earning assets was offset by rate reductions on the funding side. Management spends a significant amount of time managing the continued improvement in the cost of funds, especially in light of the restrictions placed by the Consent Order. Interest expense incurred on rate-bearing liabilities decreased by $526,000 and the average rate paid improved by 33 basis points when comparing the first three quarters of 2013 to that of the similar period in 2012.

The yield paid on interest bearing deposits declined 23 basis points primarily due to a 20 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. The time deposit portfolio makes up roughly 61% of interest bearing deposits so changes to rates paid on this portfolio have a substantial impact on the blended rate paid on interest bearing deposits. There are limited opportunities to further improve this portfolio since the rate environment has remained low for such an extended period of time. Changing the mix of interest bearing deposits to be less heavily weighted towards time deposits will be beneficial to earnings and is an ongoing goal of management.

The Bank’s customer repurchase agreement balance remained essentially the same in both nine month periods; however, the average rate paid declined by 17 basis points. Rates have remained substantially the same, however, the product has tiered pricing which means that the mix of customer balances was different when comparing the nine month periods of 2012 and 2013, resulting in a lower overall yield.

Finally, the Company’s average rate paid on notes payable and subordinated debentures decreased by 98 basis points between the first three quarters of 2013 and the first three quarters of 2012. Decreases to the average rate on subordinated debentures and notes payable is directly related to the settlement with Fifth Third that occurred late in the first quarter of 2013. As a result, there was a reduction in interest bearing liabilities of $4.1 million. Although the new senior debt bears interest at a rate 2% higher than the former Fifth Third note payable, the increase in the average rate paid is offset by a much smaller balance outstanding. The Company’s subordinated debt carried an average rate of 2.34% in the first nine months of 2013 which is roughly 21 basis points lower than an average rate of 2.55% paid for the same period in 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2013 and 2012 is in the table below.

	Three Months ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$13,570,152	$8,283	0.24%	$25,987,402	$15,841	0.24%
Securities	35,038,321	127,222	1.45	36,423,425	162,014	1.78
Loans (including held for sale and non accrual)	128,391,263	1,701,576	5.30	133,689,544	1,946,158	5.82
	176,999,736	1,837,081	4.15	196,100,371	2,124,013	4.33
Other assets	13,070,572			13,244,006
	$190,070,308			$209,344,377
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$136,331,382	$226,945	0.67%	$148,153,284	$333,829	0.90%
Repurchase agreements	9,905,021	14,193	0.57	8,432,594	15,574	0.74
Subordinated debentures and notes payable	5,780,000	55,947	3.87	9,500,000	108,093	4.55
	152,016,403	297,085	0.78	166,085,878	457,496	1.10
Non-interest-bearing deposits	33,450,338			42,840,183
Other liabilities	948,697			1,493,868
Shareholders’ Equity	3,654,870			(1,075,552)
	$190,070,308			$209,344,377
Net interest income		$1,539,996			$1,666,517
Net interest spread on earning assets			3.37%			3.23%
Net interest margin on earning assets			3.48			3.40
Average interest-earning assets to average interest-bearing liabilities			116.43			118.07

Although net interest income was $127,000 less between the third quarter of 2013 and the similar period in 2012, the net interest spread on average earning assets improved by 14 basis points and was 3.37% compared to a spread of 3.23% for the third quarter of 2012. The net interest margin for the third quarter of 2013 was 3.48% or 8 basis points higher than the 3.40% shown for the third quarter of 2012. The improvement was achieved because the decline in yield on earning assets was more than offset by the reduction in yield paid on interest-bearing liabilities.

The average rate earned on interest earning assets was 4.15% for the three month period ending September 30, 2013, compared to 4.33% for the same period in 2012. The two biggest earning asset categories, securities and loans, each had a decline in yield when comparing the third quarter of 2013 to the similar period of 2012. A decline in the interest-bearing balances held at other banks positively impacted the overall average rate earned on earning assets. Due to the low rate earned, reductions to the concentration of this category help dilute rate declines in other categories. The concentration of this earning asset category was 8% for the third quarter of 2013 and 13% for the third quarter of 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decline in the yield on the securities portfolio was 33 basis points when comparing the outcome for the third quarter of 2013 to the third quarter of 2012. The result is directly related to rate differences between maturing securities and replacement securities, the same situation that was described earlier.

Additionally, the average rate earned on the loan portfolio, the Company’s largest earning asset category, was 5.30% for the third quarter of 2013. The average rate earned on the loan portfolio was 5.82% for the third quarter of 2012. The difference between the two periods was 52 basis points. A portion of the yield decrease was due to lower rates given to existing customers at the time of renewal. The healthier business climate allows some customers to qualify for lower rates and the Bank is challenged to remain on par with competition or risk losing the borrowing relationship.

Decreases to the overall yield on interest earning assets were more than offset by rate reductions on the funding side. Since the third quarter of 2012, the cost of funds improved 32 basis points. The main contributing factor was a 23 basis point improvement in the rate paid on interest bearing deposits when comparing the third quarter of 2013 to that of the similar period of 2012; the entire improvement was linked to a 23 basis point reduction in the average rate paid on the time deposit portfolio between the two periods.

Additionally, there were improvements in the average rate paid on repurchase agreements, subordinated debentures and notes payable between the third quarter of 2013 and the third quarter of 2012. The average rate paid on repurchase agreements was 17 basis points less. The average rate paid on subordinated debentures and notes payable was 3.87% for the third quarter of 2013; a 68 basis point decrease stemming from the new blended rate of the Company’s debt.

While the Company experienced improvements to its cost of funds that were able to offset the decline in the yield on average earning assets in the third quarter of 2013, management believes it is unlikely that this trend will continue. If the trend does not continue, the Company’s net interest income and net interest margin will likely be negatively impacted.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2013 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$6,895,413	$0	$0	$0	$6,895,413
Securities (including FHLB stock)	3,914,015	6,008,926	21,852,670	2,175,803	33,951,414
Loans held for sale	0	0	0	0	0
Loans	52,271,942	14,507,037	42,674,737	19,093,537	128,547,253
	63,081,370	20,515,963	64,527,407	21,269,340	169,394,080
Interest-bearing liabilities
Savings and checking	55,420,561	0	0	0	55,420,561
Time deposits <$100,000	9,073,336	20,402,144	37,501,286	0	66,976,766
Time deposits >$100,000	1,146,917	6,344,463	1,979,698	0	9,471,078
Repurchase agreements and Federal funds purchased	8,972,374	0	0	0	8,972,374
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	79,113,188	26,746,607	40,760,984	0	146,620,779
Net asset (liability) repricing gap	$(16,031,818)	$(6,230,644)	$23,766,423	$21,269,340	$22,773,301
Cumulative net asset (liability) repricing gap	$(16,031,818)	$(22,262,462)	$1,503,961	$22,773,301

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

There was no provision for loan losses for the first nine months of 2013 and just $75,000 for the first three quarters of 2012. Neither the third quarter of 2013 nor the third quarter of 2012 had a provision for loan losses. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first nine months of 2013 was $6.6 million compared to $1.3 million recorded for the similar period in 2012. The first nine months of 2013 included a gain of $5.3 million associated with the settlement of debt with Fifth Third. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt in full with Fifth Third for $500,000. At closing, the balance owed to Fifth Third was approximately $5.8 million. Additionally, foreclosed asset sales netted the Company $181,000 in gains during the first nine months of 2013 while the foreclosed asset sales for the same period in 2012 resulted in a net loss of $40,000. Gains on sale of capital assets were $207,000 more for the first nine months of 2012 due to a $208,000 gain recorded when the Bank sold land that was originally acquired to build a fifth banking branch. Sales of premises and equipment were minimal in the first nine months of 2013.

Non-interest income for the third quarter of 2013 was $491,000 compared to $419,000 of non-interest income in the third quarter of 2012. As a result of a rise in Treasury rates during the previous months, residential lending activity has slowed substantially. Last year, gains on residential loan sales were $106,000 in the three month period ending September 30. For the similar period in 2013, gains on residential loan sales were $40,000. However, there was $134,000 more gains on foreclosed asset sales when comparing the third quarter of 2013 to the similar period in 2012. Other non-interest income increased $18,000 over 2012’s third quarter. Two areas included in this category are rental income received on foreclosed assets and debit card fee income. Rental income received in the third quarter of 2013 was $9,000 more than the third quarter of 2012. Debit card fee income was $10,000 more in the third quarter of 2013 compared to the similar quarter in 2012. The Bank has promoted its debit card reward program and has encouraged customers to participate over the past several quarters.

Non-interest expenses for the first three quarters of 2013 were $5.7 million. Non-interest expenses for the first three quarters of 2012 were $6.2 million. Decreases to foreclosed asset impairment, FDIC insurance and collection expenses were the main factors for the difference between the two operating periods.

Non-interest expenses were $1.9 million for the third quarter of 2013 compared to $2.1 million for the similar period in 2012. The decline of $177,000 was attributable to the same three expenses mentioned above-foreclosed asset impairments, FDIC insurance and collection expenses.

There were foreclosed asset impairment charges of $142,000 in the first nine months of 2013, compared to $277,000 in the first nine months of 2012. For the third quarter of 2013, this expense was $33,000 or $59,000 less than the third quarter of 2012. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market value of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. Although impairment charges continue to occur, they are lower for two reasons; the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing. At September 30, 2013, the Bank held 25 foreclosed assets valued at a total of $2.7 million.

Beginning with the March 31, 2013 regulatory capital reporting period, the Bank achieved an adequately capitalized regulatory capital status. The improvement in the Bank’s regulatory capital ratio translated into an FDIC premium reduction of 30% or more per quarter. For the entire year of 2012, the Bank was considered under-capitalized. FDIC insurance expenses were $331,000 for the first nine months of 2013 compared to $541,000 for the first three quarters of 2012; a reduction of $210,000. For the third quarter of 2013, FDIC insurance expenses were $107,000. FDIC premiums were $179,000 in the third quarter of 2012.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other non-interest expenses were $949,000 for the first three quarters of 2013 and $1.1 million for the like period in 2012; a reduction of $169,000. The improvement was led by a $180,000 decline in expenses to administer impaired assets. In the first nine months of 2013, these expenses totaled $274,000 compared to $454,000 in the first nine months of 2012. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters. For the third quarter of 2013, there was a $62,000 decline in other non-interest expense compared to the third quarter of 2012. Similarly, the result was due to a $60,000 reduction in expenses to administer impaired assets between the two quarterly periods.

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

ITEM 4.                CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2013.

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

COMMUNITY SHORES BANK CORPORATION

November 13, 2013	By:	/s/ Heather D. Brolick
Date		Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 13, 2013	By:	/s/ Tracey A. Welsh
Date		Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 64 -