Form 10-K
period 2013-12-31
COMMUNITY SHORES BANK CORP
filed 2014-03-28
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,562,000.

As of March 15, 2014, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2013 annual report to shareholders.
Part III	Portions of the registrants definitive proxy statement for its Annual Meeting of shareholders to be held on or about May 15, 2014 (the “Proxy Statement”) are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

On September 27, 2002, pursuant to Title I of the Gramm-Leach-Bliley Act, the Company received regulatory approval to become a financial holding company. After becoming a financial holding company the Company created Community Shores Financial Services, Inc. (“CS Financial Services”). Currently the only source of revenue that CS Financial Services receives is referral fee income from a local insurance agency, Lakeshore Employee Benefits. Lakeshore Employee Benefits offers, among other things, employer sponsored benefit plans. CS Financial Services has the opportunity to earn a referral fee for each sale of employer sponsored benefits that is transacted by Lakeshore Employee Benefits as a result of a referral made by CS Financial Services. On April 16, 2009, the Company withdrew its election to be a financial holding company. The election was acknowledged by the Federal Reserve Bank of Chicago (“FRB”). The passive income derived from CS Financial Services affiliation with Lakeshore Employee Benefits is unaffected by this change.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

For the second year since 2006, the Company recorded consolidated net income. The income stemmed mainly from continued credit quality stabilization and improved real estate valuations which translated into no calculated loan loss provision and fewer foreclosed asset impairment charges. While the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios, the Bank reached the adequately capitalized regulatory capital category at March 31, 2013 through several quarters of earnings and a $25,000 capital contribution from the Company. The Bank has maintained its adequately capitalized status since that time and ended 2013 with a total risk-based capital ratio of 8.48%.

In spite of the recent improvement in regulatory capital, there was an extended period of poor earnings and falling capital ratios beginning in 2007. As a result, the Bank endured additional regulatory scrutiny and entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators, on September 2, 2010. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of December 31, 2013.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above as the Company has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of December 31, 2013, was approximately $610,000 compared to $8,000 at year-end 2012. The increase in cash resulted from the issuance of senior debt during the first quarter of 2013.

On January 3, 2011, the Company was not able to repay its $5 million term loan owed to Fifth Third Bank (“Fifth Third”); nor was the Company able to make the preceding ten quarterly interest payments. The term loan was in default for 25 months. At December 31, 2012, the total amount owed Fifth Third was $5,763,000. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company-Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen, and settled its debt with Fifth Third Bank (“Fifth Third”) for $500,000. Settling the Fifth Third debt resulted in a gain of approximately $5.3 million in the first quarter of 2013. As a result of this transaction, the Company was able to achieve positive shareholders’ equity of approximately $4 million at March 31, 2013.

In addition to the payment to Fifth Third, the proceeds of the new senior debt will be used for interest carry, general operations and potential capital support for the Bank. The note bears interest at 8% per annum until paid in full. Interest is payable quarterly in arrears. The note matures on March 31, 2015. The note is secured by all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC dated March 20, 2013. The reduced amount of borrowings will decrease interest expense by approximately $201,000 annually.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank. Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached the adequately capitalized regulatory capital category at March 31, 2013 and has maintained adequate capitalization since that date. The FDIC officially released the Directive in a letter to the board dated February 6, 2014.

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

The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing discount securities brokerage services for customers. With the exception of the activities of the Mortgage Company and the third party arrangements with Lakeshore Employee Benefits and Sorrento Pacific discussed above, neither the Company nor any of its subsidiaries engages in any of the non-banking activities listed above.

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

Loan Policy

The Bank makes loans primarily to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of qualified businesses and individuals who become customers of the Bank. The board of directors of the Bank recognizes that, in the normal business of lending, some losses on loans will be inevitable. These losses will be carefully monitored and evaluated and are recognized as a normal cost of conducting business. The Bank's loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy is designed to assist the Bank in managing the business risk involved in extending credit. It sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes criteria for evaluating a borrower's ability to support debt, including the character of the borrower, evidence of financial responsibility, knowledge of collateral type, value and loan to value ratio, terms of repayment, source of repayment, payment history, portfolio concentrations and economic conditions.

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

The board of directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's “in house” limit, as of December 31, 2013, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,327,500 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

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

The loan policy outlines the amount of funds that may be loaned against specific types of collateral. The loan to value ratios for first mortgages on residences are expected to comply with the guidelines of secondary market investors. First mortgages held within the Bank's portfolio are expected to mirror secondary market requirements. In those instances where loan to value ratio exceeds 80%, it is intended that private mortgage insurance will be obtained to minimize the Bank's risk. For certain loans secured by real estate, an appraisal of the property offered as collateral, by a state licensed or certified independent appraiser will be required.

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

Working capital loans that are structured as a line of credit are reviewed periodically. These loans generally are secured by assets of the borrower and have an interest rate tied to either the Bank’s internal prime rate or national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a spread to wither the Bank’s internal prime rate or the national prime rate.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. For 2013, the loan review occurred in the fourth quarter.

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

Employees

As of December 31, 2013, the Bank had 50 full-time and 24 part-time employees. No Bank employees are represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2013 and 2012.

Consolidated Results of Operations:
	2013		2012
Interest income	$7,579,662		$8,773,003
Interest expense	1,232,623		1,889,064
Net interest income	6,347,039		6,883,939
Provision for loan losses	0		75,035
Non interest income	6,942,967	[1]	1,686,640
Non interest expense	7,645,012		8,227,706
Income before income tax expense	5,644,994		267,838
Income tax expense	105,000		0
Net income	$5,539,994		$267,838

Consolidated Balance Sheet Data:
	2013	2012
Total assets	$190,779,338	$204,231,363
Cash and cash equivalents	17,132,741	20,297,115
Securities	31,230,246	41,460,396
Loans held for sale	240,055	6,040,869
Gross loans	131,554,244	125,830,250
Allowance for loan losses	2,809,642	3,382,977
Other assets	13,431,694	13,985,710

Deposits	171,939,865	184,176,493
Federal funds purchased and repurchase agreements	8,428,046	10,190,059
Notes payable	1,280,000	5,000,000
Subordinated debentures	4,500,000	4,500,000
Other	968,558	1,603,907

Shareholders’ equity	3,662,869	(1,239,096)

1 Includes gain on extinguishment of debt of $5,262,653 or $3.58 per share.

Consolidated Financial Ratios:

Return on average assets	2.86	[1]%	0.13%
Return on average shareholders’ equity	196.56	[1]	N/A
Average equity to average assets	1.46	[1]	(0.55)

Dividend payout ratio	N/A		N/A

Non performing loans to total loans and leases	2.40		3.11

Bank Only:
Tier 1 leverage capital ratio	5.24		4.53
Tier 1 leverage risk-based capital ratio	7.22		6.61
Total risk-based capital ratio	8.48		7.88

Per Share Data:

Net Income:
Basic	$3.77	[1]	$0.18
Diluted	3.77	[1]	0.18

Book value at end of period	2.49	[1]	(0.84)
Dividends declared	N/A		N/A
Basic average shares outstanding	1,468,800		1,468,800
Diluted average shares outstanding	1,468,800		1,468,800

Net Interest Earnings

A table demonstrating the net interest earnings of the Company for 2013 and 2012 and a discussion of net interest earnings are incorporated here by reference to Management’s Discussion and Analysis at pages 16 through 21 of the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

1 Includes gain on extinguishment of debt of $5,262,653 or $3.58 per share.

Rate Volume Analysis

	Year ended December 31, 2013 over 2012			Year ended December 31, 2012 over 2011
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	$(17,440)	$(16,910)	$(530)	$2,658	$2,709	$(51)
Securities [1]	(120,641)	(319)	(120,322)	(131,033)	19,768	(150,801)
Loans [2]	(1,055,260)	(440,584)	(614,676)	(1,931,782)	(1,414,494)	(517,288)
Net change in interest income	(1,193,341)	(457,813)	(735,528)	(2,060,157)	(1,392,017)	(668,140)
Increase (decrease) in interest expense
Interest-bearing deposits	(412,523)	(152,984)	(259,539)	(1,455,917)	(447,450)	(1,008,467)
FRB borrowings and repurchase agreements	(13,726)	3,367	(17,093)	(3,501)	(2,909)	(592)
Subordinated debentures, notes payable and FHLB advances	(230,192)	(156,380)	(73,812)	11,716	0	11,716
Net change in interest expense	(656,441)	(305,997)	(350,444)	(1,447,702)	(450,359)	(997,343)
Net change in net interest income	$(536,900)	$(151,816)	$(385,084)	$(612,455)	$(941,658)	$329,203

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at
	December 31, 2013	December 31, 2012
US Treasury	$2,542,032	$4,094,532
U.S. Government and federal agency	15,867,406	20,259,743
Municipals	1,591,141	2,333,741
Mortgage-backed and collateralized mortgage obligations– residential	11,229,667	14,772,380
	$31,230,246	$41,460,396

1 Includes Federal Home Loan Bank Stock.

2 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2013	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$509,141	$2,032,891	$0	$2,542,032
U.S. Government and federal agency	3,022,899	12,844,507	0	15,867,406
Municipals	506,284	724,143	360,714	1,591,141
Mortgage-backed and collateralized mortgage obligations– residential	16,327	11,623	11,201,717	11,229,667
	$4,054,651	$15,613,164	$11,562,431	$31,230,246
Weighted Average Yield	1.67%	1.15%	2.06%	1.54%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2013.

Issuer	Book Value	Market Value
FNMA	5,154,259	5,183,475
FHLMC	3,282,474	3,317,259
FHLB	4,616,429	4,613,595
FFCB	4,043,930	4,040,399
GNMA	7,527,083	7,358,852
FAMCA	2,032,601	2,054,760
US Treasury Note	2,525,481	2,542,032

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2013		December 31, 2012
	Balance	%	Balance	%
Commercial	$47,027,083	35.7	$39,859,502	31.7
Real estate – Commercial	59,167,247	45.0	56,561,194	45.0
Real estate – Residential	15,365,083	11.7	17,709,351	14.0
Real estate – Construction	245,999	0.2	88,780	0.1
Consumer	9,748,832	7.4	11,611,423	9.2
	131,554,244	100	125,830,250	100

Less allowance for loan losses	2,809,642		3,382,977
	$128,744,602		$122,447,273

The non-accrual, past due and restructured loans as of the end of each period are reported below.

December 31,	2013	2012
Loans on nonaccrual status	$2,982,000	$3,916,000
Loans 90 days or more past due and accruing interest	0	0
Loans not included above which are troubled debt restructurings	6,058,000	7,559,000
	$9,040,000	$11,475,000

Loan Portfolio (continued)

Included below is the 2013 interest information on impaired loans.

2013
Average of impaired loans during the year	$9,592,840
Interest income recognized during impairment	311,905
Cash-basis interest income recognized	308,281

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	12/31/2013	12/31/2012
Beginning Balance	$3,382,977	$5,299,454
Charge-offs
Commercial	(66,048)	(1,042,700)
Real Estate - Commercial	(25,025)	(954,701)
Real Estate - Residential	(264,902)	(11,392)
Real Estate - Construction	0	0
Consumer	(316,995)	(132,394)
	(672,970)	(2,141,187)
Recoveries
Commercial	80,507	86,663
Real Estate - Commercial	0	37,164
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	19,128	25,848
	99,635	149,675
Net Charge-offs	(573,335)	(1,991,512)
Provision charged against operating expense	0	75,035
Ending Balance	$2,809,642	$3,382,977

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2013		2012
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Balance at End of Period Applicable To:
Commercial	$339,048	35.7%	$582,198	31.7%
Real estate – Commercial	1,713,193	45.0	2,266,302	45.0
Real estate – Residential	225,381	11.7	202,618	14.0
Real estate – Construction	2,386	0.2	400	0.1
Consumer	424,824	7.4	331,459	9.2
Unallocated	104,810	0.0	0	0.0
Total	$2,809,642	100%	$3,382,977	100%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see information in Management’s Discussion and Analysis on pages 8 through 12 furnished to the Securities and Exchange Commission as Exhibit 13 to this report, which are incorporated here by reference.

For a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 16 through 18 of the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report, which are incorporated here by reference.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	2013	2013	2012	2012
Non Interest Bearing Demand	$34,039,434	N/A	$39,721,283	N/A
Interest Bearing Demand	45,586,832	0.25%	39,998,252	0.37%
Savings	8,839,046	0.22	9,446,479	0.28
Time Deposits	84,848,908	1.00	100,081,320	1.22
Total	$173,314,220	0.70%	$189,247,334	0.93%

The Company had no foreign banking offices at December 31, 2013.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2013.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$2,290,730	$2,164,674	$3,693,054	$1,846,675	$9,995,133

Short-term Borrowings

On December 31, 2013 and 2012, the consolidated short-term borrowings of the Company were generally comprised of repurchase agreements. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held by a third-party safekeeping agent.

Details of the Company’s holdings at the specified year-ends are as follows:

Repurchase
Agreements
Outstanding at December 31, 2013	$8,428,046
Average interest rate at year end	0.56%
Average balance during year	9,706,847
Average interest rate during year	0.58%
Maximum month end balance during year	10,878,256

Outstanding at December 31, 2012	$10,190,059
Average interest rate at year end	0.59%
Average balance during year	9,241,260
Average interest rate during year	0.75%
Maximum month end balance during year	12,037,087

Interest Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2013 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 23 and 26 of the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

The Bank’s fourth banking location is at 5797 Harvey Street in Norton Shores. The two-story facility is a little less than 20,000 square feet with a three-lane drive-up, including a night depository and an ATM.

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

The information listed under the caption “Stock Information” on page 83 of the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

There were no sales of unregistered equity securities or repurchases of Company stock that are required to be reported here.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 1 of the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Reports of Independent Registered Public Accounting Firms, BDO USA LLP, dated March 28, 2014, and Crowe Horwath LLP, dated March 27, 2013 in the 2013 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report is incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 28, 2014

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

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Stanley L. Boelkins, Bruce J. Essex and Julie K. Greene. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

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

Equity Plan Compensation Information

The following table summarizes information, as of December 31, 2013, relating to the Company's compensation plans under which equity securities are authorized for issuance.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1]	6,000	$14.54	115,000	[2]

Equity compensation plans not approved by security holders	-	-	-

Total	6,000	$14.54	115,000	[2]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 28, 2014 –BDO USA, LLP

Report of Independent Registered Public Accounting Firm dated March 27, 2013-Crowe Horwath LLP

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Income – Years ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable

(b) Exhibits:

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-51166).

4.1	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are included as exhibit 10.19 to this report.

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769).*

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

* Management contract or compensatory plan or arrangement.

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166).*

10.15	Summary of Director Compensation Arrangement.*

10.16	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.17	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.18	Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.19	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

* Management contract or compensatory plan or arrangement.

10.20	Settlement and release between Community Shores Bank Corporation and Fifth Third Bank dated March 20, 2013 is incorporated by reference to exhibit 10.1 of the Company’s form 8-K filed March 25, 2013 (SEC file no. 000-5166).

13	2013 Annual Report to Shareholders of the Company. Except for the portions of the 2013 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2013 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2014.

/s/ Gary F. Bogner	/s/ Bruce J. Essex
Gary F. Bogner, Chairman of the Board	Bruce J. Essex , Director
(non-officer)

/s/ Heather D. Brolick	/s/ Julie K. Greene
Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	Julie K. Greene , Director

/s/ Stanley L. Boelkins	/s/ Tracey A. Welsh
Stanley L. Boelkins, Director	Tracey A. Welsh, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Robert L. Chandonnet
Robert L. Chandonnet, Vice Chairman of the Board (non-officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).

4.1	Second Amendment to Loan Agreement between the Company and Fifth Third Bank dated December 18, 2009, and Promissory Note dated December 18, 2009 payable to Fifth Third Bank are included as exhibit 10.19 to this report.

10.1	1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769).*

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

* Management contract or compensatory plan or arrangement.

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).

10.14	Community Shores Bank Corporation Executive Incentive Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 10, 2007 annual meeting of shareholders that was filed April 5, 2007 (SEC file no. 000-51166).*

10.15	Summary of Director Compensation Arrangement.*

10.16	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

* Management contract or compensatory plan or arrangement.

10.18	Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.19	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

10.20	Settlement and release between Community Shores Bank Corporation and Fifth Third Bank dated March 20, 2013 is incorporated by reference to exhibit 10.1 of the Company’s form 8-K filed March 25, 2013 (SEC file no. 000-5166).

13	2013 Annual Report to Shareholders of the Company. Except for the portions of the 2013 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2013 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

