Form 10-Q
period 2014-03-31
COMMUNITY SHORES BANK CORP
filed 2014-05-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☐ Yes ☒No

At May 1, 2014, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,545,353	$3,758,535
Interest-bearing deposits in other financial institutions	20,910,931	13,374,206
Total cash and cash equivalents	24,456,284	17,132,741
Securities available for sale (at fair value)	30,560,938	31,230,246
Loans held for sale	0	240,055
Loans	131,997,343	131,554,244
Less: Allowance for loan losses	3,042,209	2,809,642
Net loans	128,955,134	128,744,602
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,157,796	9,145,467
Accrued interest receivable	457,045	466,538
Foreclosed assets	2,485,436	2,558,299
Other assets	925,534	810,590
Total assets	$197,448,967	$190,779,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$30,673,069	$33,313,136
Interest-bearing	147,702,005	138,626,729
Total deposits	178,375,074	171,939,865
Federal funds purchased and repurchase agreements	8,648,446	8,428,046
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	1,280,000
Accrued expenses and other liabilities	841,179	968,558
Total liabilities	193,644,699	187,116,469
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,165,876)	(9,276,599)
Accumulated other comprehensive loss	(326,547)	(357,223)
Total shareholders’ equity	3,804,268	3,662,869
Total liabilities and shareholders’ equity	$197,448,967	$190,779,338

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Interest and dividend income
Loans, including fees	$1,714,060	$1,876,474
Securities	120,378	156,889
Federal funds sold, FHLB dividends and other income	10,600	10,329
Total interest and dividend income	1,845,038	2,043,692
Interest expense
Deposits	214,629	278,912
Repurchase agreements, federal funds purchased, and other debt	11,686	15,214
Federal Home Loan Bank advances and notes payable	54,762	32,717
Total interest expense	281,077	326,843
Net Interest Income	1,563,961	1,716,849
Provision for loan losses	0	0
Net Interest Income After Provision for Loan Losses	1,563,961	1,716,849
Non-interest income
Service charges on deposit accounts	138,468	149,451
Gain on sale of loans	26,228	67,243
Gain on sale of securities	7,409	0
Gain on sale of foreclosed assets	46,998	0
Gain on sale of premises and equipment	0	1,000
Gain on the extinguishment of debt	0	5,262,653
Other	190,126	156,276
Total non-interest income	409,229	5,636,623
Non-interest expense
Salaries and employee benefits	951,447	914,910
Occupancy	173,474	167,030
Furniture and equipment	73,441	106,043
Advertising	10,485	15,011
Data processing	155,467	146,684
Professional services	86,405	90,648
Foreclosed asset impairment	15,831	7,599
FDIC insurance	105,450	172,841
Other	290,467	323,173
Total non-interest expense	1,862,467	1,943,939
Income Before Federal Income Taxes	110,723	5,409,533
Federal income tax expense	0	105,000
Net Income	$110,723	$5,304,533
Basic average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800
Basic earnings per share	$0.08	$3.61
Diluted earnings per share	$0.08	$3.61

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Net income	$110,723	$5,304,533

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	38,085	(76,238)
Less reclassification adjustments for unrealized gains later recognized in income	(7,409)[1]	0
	30,676	(76,238)
Tax effect	0	0
Total other comprehensive income (loss)	30,676	(76,238)

Comprehensive income	$141,399	$5,228,295

1 Appears on condensed consolidated statement of income as a gain on sale of securities

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,304,533		5,304,533
Other comprehensive loss				(76,238)	(76,238)

Balance at March 31, 2013	1,468,800	$13,296,691	$(9,512,060)	$204,568	$3,989,199

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			110,723		110,723
Other comprehensive income				30,676	30,676

Balance at March 31, 2014	1,468,800	$13,296,691	$(9,165,876)	$(326,547)	$3,804,268

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$110,723	$5,304,533
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	88,098	100,643
Net amortization of securities	71,495	98,256
Net realized gain on sale of securities	(7,409)	0
Net realized gain on sale of loans	(26,228)	(67,243)
Net realized gain on sale of foreclosed assets	(46,998)	0
Net realized gain on sale of premises and equipment	0	(1,000)
Net realized gain on the extinguishment of debt	0	(5,262,653)
Foreclosed asset impairment	15,831	7,599
Originations of loans for sale	(732,300)	(3,319,130)
Proceeds from loan sales	998,583	3,162,248
Net change in:
Accrued interest receivable and other assets	(105,451)	(231,657)
Accrued interest payable and other liabilities	(127,379)	17,499
Net cash from (used in) operating activities	238,965	(190,905)
Cash flows from investing activities
Activity in available for sale securities:
Sales	661,182	0
Maturities, prepayments and calls	2,494,847	2,837,322
Purchases	(2,520,131)	0
Loan originations and payments, net	(176,800)	42,620
Additions to premises and equipment, net	(100,427)	(41,772)
Proceeds from the sale of premises and equipment	0	1,000
Proceeds from the sale of foreclosed assets	70,298	81,399
Net cash from investing activities	428,969	2,920,569
Cash flows from financing activities
Net change in deposits	6,435,209	(279,308)
Net change in federal funds purchased and
Other borrowing activity:
Repayment of note payable	0	(500,000)
Issuance of senior debt	0	1,280,000
Net cash from financing activities	6,435,209	484,862
Net change in cash and cash equivalents	7,103,143	3,214,526
Beginning cash and cash equivalents	17,132,741	20,297,115
Ending cash and cash equivalents	$24,235,884	$23,511,641
Supplemental cash flow information:
Cash paid during the period for interest	$251,329	$283,969
Transfers from loans to foreclosed assets	15,768	380,749
Transfers from loans held for sale to portfolio	0	994,397
Foreclosed asset sales financed by the Bank	49,500	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months ended March 31, 2014 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2013. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

Commercial Real Estate- Loans to individuals or businesses that are secured by improved and unimproved vacant land, farmland, commercial real property, multifamily residential properties, and all other conforming, nonresidential properties. Proceeds may be used for land acquisition, development or construction. These loans typically fall into two general categories: property that is owner occupied and income or investment property. Owner occupied commercial real estate loans typically involve the same risks as commercial and industrial loans however, the underlying collateral is the real estate which is subject to changes in market value after the loan’s origination. Adverse economic events and changes in real estate market valuations generally describe the risks that accompany commercial real estate loans involving income or investment property. The ability of the borrower to repay tends to depend on the success of the underlying project or the ability of the borrower to sell or lease the property at certain anticipated values.

Consumer- Term loans or lines of credit for the purchase of consumer goods, vehicles or home improvement. The risk characteristics of the loans in this segment vary depending on the type of collateral, however repayment is expected from an individual continuing to generate a cash flow that supports the calculated payment obligation. Secondary support could involve liquidation of collateral.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Residential- Loans to purchase or refinance single family residences. The risks associated with this segment are similar to the risks for consumer loans as far as individual payment obligations however, the underlying collateral is the real estate. Real estate is subject to changes in market valuation and can be unstable for a variety of reasons.

For all loan segments, interest income is accrued on the unpaid principal using the interest method assigned to the loan product and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt. A loan is moved to non-accrual status when it is past due over 90 days unless the loan is well secured and in the process of collection. If a loan is not past due but deemed to be impaired it may also be moved to non-accrual status. These rules apply to loans in all segments. However, certain classes of loans in the consumer segment may simply get charged-off as opposed to moving to non-accrual status.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first quarter of 2014.

For the commercial and commercial real estate portfolio segments, the historical loss is tracked by original loan grade. The Bank utilizes a numeric grading system for commercial and commercial real estate loans. Grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation and the estimated collateral values. The description of the loan grade criteria is included in Note 3. In recent periods, with charge-off activity lessening, the calculated historical loss factor assigned to general allocations was considerably reduced. The reduction was large enough that management chose to define and implement a minimum loss percentage for these segments. The minimum loss percentage is meant to ensure adequate coverage for incurred losses in loan pools.

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

For the residential segment, loss experience is not segregated by grades or classes. The level of delinquencies, charge-off experience, and direction of real estate values directly impacts the general allocations to the residential real estate segment.

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

Any loan within a segment can be considered for individual impairment if it meets the above criteria. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported net, at the fair value of the collateral less costs to sell.

Allocations of the allowance may be made for specific loans and groups, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan balances are generally charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Statutorily, the Bank must charge-off bad debt that reaches delinquency of 360 days. In the case of an impaired loan, management typically charges off any portion of the debt that is unsecured based on an internal analysis of future cash flows and or collateral.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

RECENT DEVELOPMENTS:

In January 2014, the FASB issued ASU 2014-04, Receivables- Trouble Debt Restructurings by Creditors. ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure. ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan. The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial condition or results of operations.

Other issued but not yet effective accounting standards were reviewed and management has concluded that none apply or will be material to the Company’s financial statements.

The Company continued its trend of profitability in the first quarter of 2014 reporting consolidated earnings of $111,000 or $0.08 per common share. Additionally, total assets grew as a result of larger customer deposit account balances which increased the Company’s cash on deposit at the Federal Reserve Bank. Through earnings in the first quarter of 2014, the total risk-based capital ratio of the Bank grew 6 basis points to 8.54%. The Bank continues to be considered adequately capitalized according to regulatory capital standards.

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011, stemming primarily from deteriorating asset quality, resulted in additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2014.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2014, was approximately $489,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at March 31, 2014 and at December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value

US Treasury	$2,521,823	$15,990	$0	$2,537,813
US Government and federal agency	14,781,703	82,058	(44,277)	14,819,484
Municipals	1,561,714	19,608	0	1,581,322
Mortgage-backed and collateralized mortgage obligations– residential	11,701,347	129,016	(208,044)	11,622,319
	$30,566,587	$246,672	$(252,321)	$30,560,938

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

US Treasury	$2,525,481	$16,551	$0	$2,542,032
US Government and federal agency	15,823,511	90,497	(46,602)	15,867,406
Municipals	1,563,394	27,747	0	1,591,141
Mortgage-backed and collateralized mortgage obligations– residential	11,354,185	132,797	(257,315)	11,229,667
	$31,266,571	$267,592	$(303,917)	$31,230,246

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2014:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,017,309	$3,039,954
Due from one to five years	15,496,681	15,538,963
Due from five to ten years	351,250	359,702
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	11,701,347	11,622,319
	$30,566,587	$30,560,938

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,953,535	$(40,323)	$513,505	$(3,954)	$4,467,040	$(44,277)
Mortgage-backed and collateralized mortgage obligations - residential	6,318,370	(160,714)	1,427,978	(47,330)	7,746,348	(208,044)
	$10,271,905	$(201,037)	$1,941,483	$(51,284)	$12,213,388	$(252,321)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,439,145	$(38,342)	$1,031,280	$(8,260)	$3,470,425	$(46,602)
Mortgage-backed and collateralized mortgage obligations - residential	5,604,925	(191,440)	1,473,265	(65,875)	7,078,190	(257,315)
	$8,044,070	$(229,782)	$2,504,545	$(74,135)	$10,548,615	$(303,917)

There was one security sold in the first three months of 2014. Proceeds from the sale were $661,182 with a realized gain of $7,409. No securities were sold in the three months ended March 31, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Other-Than-Temporary-Impairment

Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

At March 31, 2014, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At March 31, 2014, nineteen debt securities had unrealized losses with aggregate depreciation of 2.02% from the amortized cost basis. Five of the nineteen securities are issued by government agencies and fourteen are issued by a government-sponsored entity. It is more likely than not that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Commercial	$48,351,381	$47,081,426
Commercial Real Estate:
General	58,651,506	57,101,939
Construction	2,019,837	2,065,308
Consumer:
Lines of credit	7,246,580	7,737,439
Other	1,386,143	1,560,384
Credit card	482,171	451,009
Residential	13,922,155	15,611,082
Net deferred loan fees	(62,430)	(54,343)
	131,997,343	131,554,244
Less: Allowance for loan losses	(3,042,209)	(2,809,642)
Loans, net	$128,955,134	$128,744,602

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended March 31, 2014 and 2013 by portfolio segment:

Three Months Ended March 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	0	0	(274)	(32,201)	0	(32,475)
Recoveries	253,800	0	11,242	0	0	265,042
Provision for loan losses	(166,776)	(26,579)	(38,825)	3,117	229,063	0
Ending balance	$426,072	$1,686,614	$396,967	$198,683	$333,873	$3,042,209

Three Months Ended March 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(40,253)	(9,711)	(18,291)	(54,599)	0	(122,854)
Recoveries	39,584	0	2,590	0	0	42,174
Provision for loan losses	(57,146)	(183,835)	14,270	21,130	205,581	0
Ending balance	$524,383	$2,072,756	$330,028	$169,549	$205,581	$3,302,297

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2014 and December 31, 2013:

March 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$132,728	$1,321,696	$212,212	$70,012	$0	$1,736,648
Collectively evaluated for impairment	293,344	364,918	184,755	128,671	0	971,688
Unallocated	0	0	0	0	333,873	333,873
Total ending allowance balance	$426,072	$1,686,614	$396,967	$198,683	$333,873	$3,042,209

Loans:
Individually evaluated for impairment	$1,449,743	$9,168,357	$468,734	$1,090,822	$0	$12,177,656
Collectively evaluated for impairment	47,007,778	51,586,490	8,677,350	12,864,610	0	120,136,228
Total ending loans balance	$48,457,521	$60,754,847	$9,146,084	$13,955,432	$0	$132,313,884

December 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28,705	$1,302,677	$191,887	$87,635	$0	$1,610,904
Collectively evaluated for impairment	310,343	410,516	232,937	140,132	0	1,093,928
Unallocated	0	0	0	0	104,810	104,810
Total ending allowance balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642

Loans:
Individually evaluated for impairment	$1,165,730	$6,784,821	$518,428	$1,127,955	$0	$9,596,934
Collectively evaluated for impairment	46,016,674	52,490,365	9,267,130	14,524,492	0	122,298,661
Total ending loans balance	$47,182,404	$59,275,186	$9,785,558	$15,652,447	$0	$131,895,595

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
March 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,011,322	$1,009,886	$0
Commercial Real Estate:
General	4,757,738	4,784,434	0
Consumer:
Lines of credit	107,344	255,128	0
Other	1,324	1,324	0
Residential	529,505	771,969	0
Subtotal	$6,407,233	$6,822,741	$0

With an allowance recorded:
Commercial	$438,421	$451,248	$132,728
Commercial Real Estate:
General	4,410,619	4,409,261	1,321,696
Consumer:
Lines of credit	293,903	292,720	176,898
Other	66,163	66,007	35,314
Residential	561,317	568,938	70,012
Subtotal	$5,770,423	$5,788,174	$1,736,648
Total	$12,177,656	$12,610,915	$1,736,648

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,049,046	$1,059,514	$0
Commercial Real Estate:
General	714,377	744,958	0
Consumer:
Lines of credit	107,750	255,128	0
Other	47,106	109,603	0
Residential	343,859	554,300	0
Subtotal	$2,262,138	$2,723,503	$0
With an allowance recorded:
Commercial	$116,684	$116,194	$28,705
Commercial Real Estate:
General	6,070,444	6,069,393	1,302,677
Consumer:
Lines of credit	296,004	294,323	155,095
Other	67,568	67,406	36,792
Residential	784,096	791,471	87,635
Subtotal	$7,334,796	$7,338,787	$1,610,904
Total	$9,596,934	$10,062,290	$1,610,904

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans, from a past due and accrual status, and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,030,157	$7,574	$7,574
Commercial Real Estate:
General	2,866,528	49,967	38,992
Consumer:
Lines of credit	107,344	523	523
Other	23,801	268	0
Residential	405,104	0	0
Subtotal	$4,432,934	$58,332	$47,089

With an allowance recorded:
Commercial	$223,626	$2,793	$1,904
Commercial Real Estate:
General	5,517,604	29,923	29,923
Consumer:
Lines of credit	294,172	3,992	3,341
Other	66,637	460	221
Residential	708,899	6,025	5,462
Subtotal	$6,810,938	$43,193	$40,851
Total	$11,243,872	$101,525	$87,940

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2013	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,912,112	$13,394	$12,981
Commercial Real Estate:
General	2,468,797	26,115	26,115
Consumer:
Lines of credit	109,721	292	292
Other	23,605	0	0
Residential	158,018	0	0
Subtotal	$4,672,253	$39,801	$39,388

With an allowance recorded:
Commercial	$733,604	$9,614	$9,257
Commercial Real Estate:
General	4,511,715	31,111	31,111
Consumer:
Lines of credit	118,341	954	774
Other	107,710	470	470
Credit card	897	0	0
Residential	470,185	4,804	4,223
Subtotal	$5,942,452	$46,953	$45,835
Total	$10,614,705	$86,754	$85,223

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of March 31, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$48,422,006	$48,422,006
Commercial Real Estate:
General	0	0	0	0	56,411,345	56,411,345
Construction	0	0	0	0	2,026,367	2,026,367
Consumer:
Lines of credit	46,345	47,874	0	94,219	7,020,275	7,114,494
Other	0	0	0	0	1,362,678	1,362,678
Credit card	6,476	0	0	6,476	475,695	482,171
Residential	1,368	0	0	1,368	13,500,079	13,501,447
Total	$54,189	$47,874	$0	$102,063	$129,218,445	$129,320,508

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$17,748	$17,748	$17,767	$35,515
Commercial Real Estate:
General	0	0	184,720	184,720	2,132,415	2,317,135
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	96,813	0	60,319	157,132	0	157,132
Other	0	0	1,197	1,197	28,412	29,609
Credit card	0	0	0	0	0	0
Residential	94,482	0	359,503	453,985	0	453,985
Total	$191,295	$0	$623,487	$814,782	$2,178,594	$2,993,376

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of December 31, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$47,146,126	$47,146,126
Commercial Real Estate:
General	0	0	0	0	54,827,857	54,827,857
Construction	0	0	0	0	2,071,737	2,071,737
Consumer:
Lines of credit	0	101,022	0	101,022	7,640,301	7,741,323
Other	1,583	10,824	0	12,407	1,500,086	1,512,493
Credit card	0	0	0	0	451,009	451,009
Residential	62,333	2,241	0	64,574	15,098,466	15,163,040
Total	$63,916	$114,087	$0	$178,003	$128,735,582	$128,913,585

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$36,278	$36,278
Commercial Real Estate:
General	0	0	0	0	2,375,592	2,375,592
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	25,568	25,568	0	25,568
Other	0	25,360	0	25,360	29,805	55,165
Credit card	0	0	0	0	0	0
Residential	97,482	0	224,185	321,667	167,740	489,407
Total	$97,482	$25,360	$249,753	$372,595	$2,609,415	$2,982,010

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Troubled Debt Restructurings:

A loan is considered to be a Troubled Debt Restructure (“TDR”) when the Bank grants a concession to the borrower that it would not normally consider because the borrower is experiencing financial difficulty. The concession is typically a modification of one or more of the terms such as a rate reduction below the current market rate for new debt with similar risk; interest only payments on an amortizing note; a reduced payment amount which does not cover the interest; financing concessions; or a permanent reduction of the recorded investment of the loan.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed utilizing the Company’s internal underwriting policy.

The Company has allocated $1,661,258 of specific reserves on $11,112,962 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and $1,539,865 on $8,452,163 of unpaid principal balance of loans as of December 31, 2013. At March 31, 2014, the Company had an additional $179,270 in performing loans outstanding to one of those customers. As of December 31, 2013, there was $180,557 committed to one customer.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended March 31, 2014	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$249,249	$275,116
Commercial Real Estate:
General	1	2,413,000	2,413,000
Total	2	$2,662,249	$2,688,116

Both modifications involved a financing concession on an amortizing note ranging from 4.5 months to 12 months.

In the three month period ended March 31, 2014, there were no charge-offs related to the troubled debt restructurings. As of March 31, 2014, an additional $48,000 of specific reserves were established on these troubled debt restructurings.

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

In the three month period ended March 31, 2013, there were $9,700 of charge-offs related to the A-B note modification. As of March 31, 2013, there were no specific reserves on the remaining balance of this troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three month periods ended March 31, 2014 and 2013, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be analyzed once a quarter to assess the borrower’s compliance with the Bank’s documented action plan. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

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

When a loan is downgraded to a nine, it is considered a loss and is charged-off in full.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
1	$0	$0	$0	$0	$0	$0
2	92,256	94,676	0	0	0	0
3	8,872,097	8,623,409	6,002,340	5,524,989	0	0
4	14,267,823	13,898,810	19,142,222	18,675,411	400,504	441,114
5	19,012,720	17,539,364	20,843,324	20,604,611	229,910	233,302
5M	3,228,993	4,255,639	4,918,053	5,114,931	1,395,953	1,397,321
6	1,929,437	1,699,009	5,505,762	4,908,058	0	0
7	1,036,364	1,052,903	184,720	229,576	0	0
8	17,831	18,594	2,132,059	2,145,873	0	0
Total	$48,457,521	$47,182,404	$58,728,480	$57,203,449	$2,026,367	$2,071,737

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013:

	Residential
	March 31,	December 31,
	2014	2013
Performing	$12,864,610	$14,524,492
Impaired	1,090,822	1,127,955
Total	$13,955,432	$15,652,447

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$6,870,379	$7,363,137	$1,324,800	$1,452,984	$482,171	$451,009
Impaired	401,247	403,754	67,487	114,674	0	0
Total	$7,271,626	$7,766,891	$1,392,287	$1,567,658	$482,171	$451,009

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at March 31:

	March 31,	March 31,
	2014	2013
Beginning of year	$2,558,299	$2,806,781
Additions	15,768	380,749
Reductions from sales	(72,800)	(81,399)
Direct write-downs	(15,831)	(7,599)
End of period	$2,485,436	$3,098,532

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$83,895	$87,838

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Land & land improvements	$4,700,464	$4,700,464
Buildings & building improvements	6,201,507	6,201,507
Furniture, fixtures and equipment	3,965,367	3,864,940
	14,867,338	14,766,911
Less: accumulated depreciation	5,709,542	5,621,444
	$9,157,796	$9,145,467

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Non-interest-bearing DDA	$30,673,069	$33,313,136
Interest-bearing DDA	29,812,069	24,861,560
Money market	27,845,421	19,202,665
Savings	7,826,656	10,214,719
Time, under $100,000	72,095,472	74,352,652
Time, over $100,000	10,122,387	9,995,133
Total Deposits	$178,375,074	$171,939,865

There were no brokered deposits at either March 31, 2014 or December 31, 2013. Since the Bank was not categorized as “well capitalized” at March 31, 2014 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted entirely of repurchase agreements in 2014 and 2013. Information regarding repurchase agreements at March 31, 2014 and December 31, 2013 is summarized below:

Repurchase
Agreements

Outstanding at March 31, 2014	$8,648,446
Average interest rate at period end	0.54%
Average balance during period	8,492,565
Average interest rate during period	0.55%
Maximum month end balance during period	8,933,506

Outstanding at December 31, 2013	$8,428,046
Average interest rate at year-end	0.56%
Average balance during year	9,706,847
Average interest rate during year	0.58%
Maximum month end balance during year	10,878,256

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,936,501. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a carrying value of $4,776,972 pledged at March 31, 2014 and $3,709,600 pledged at year-end 2013. The Bank had no outstanding borrowings with the FHLB at either March 31, 2014 or December 31, 2013.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.28% at March 31, 2014 and 2.30% at December 31, 2013. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will become immediately due and payable. The end of the allowable deferral period will be March 31, 2015. The accrued interest payable on the subordinated debentures was $473,203 at March 31, 2014, and $444,042 at December 31, 2013 and is included in accrued expenses and other liabilities on the consolidated balance sheets at March 31, 2014 and December 31, 2013.

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

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution1. The remaining proceeds of the senior debt are being used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at March 31, 2014 was approximately $26,000. The entire interest balance due was paid on April 1, 2014.

12.	COMMITMENTS AND OFF-BALANCE SHEET RISK

Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer’s performance to another party. Exposure to credit loss, if the customer does not perform, is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally obtained for these financial instruments prior to their use and many of the commitments are expected to expire without being used.

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2014 and December 31, 2013 follows:

	March 31, 2014	December 31, 2013

Unused lines of credit and letters of credit	$22,703,409	$22,576,236
Commitments to make loans	20,000	243,721

Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credit expire without being used, the above amounts related to those categories do not necessarily represent future cash disbursements.

[1]	The book value of the liability was $5,763,000 resulting in a gain of $5,263,000 which appears in the condensed consolidated statement of income as a gain on extinguishment of debt.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s placement in the hierarchy is based on the lowest level of input that is significant to the fair value estimate. There are three levels of inputs that may be used to measure fair value:

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$2,537,813	$2,537,813	$0	$0
US Government and federal agency	14,819,484	0	14,819,484	0
Municipals	1,581,322	0	1,581,322	0
Mortgage-backed and collateralized mortgage obligations– residential	11,622,319	0	11,622,319	0
Total	$30,560,938	$2,537,813	$28,023,125	$0

Servicing assets	$37,217	$0	$37,217	$0

December 31, 2013
Available for sale securities:
US Treasury	$2,542,032	$2,542,032	$0	$0
US Government and federal agency	15,867,406	0	15,867,406	0
Municipals	1,591,141	0	1,591,141	0
Mortgage-backed and collateralized mortgage obligations– residential	11,229,667	0	11,229,667	0
Total	$31,230,246	$2,542,032	$28,688,214	$0

Servicing assets	$37,217	$0	$37,217	$0

There were no transfers between levels during the first quarter of 2014 or 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2014 and December 31, 2013:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Impaired loans[1]:	$6,851,221	$0	$0	$6,851,221
Foreclosed assets:	2,485,436	0	0	2,485,436
Total	$9,336,657	$0	$0	$9,336,657

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans[1]:	$6,645,389	$0	$0	$6,645,389
Foreclosed assets:	2,558,299	0	0	2,558,299
Total	$9,203,688	$0	$0	$9,203,688

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at March 31, 2014 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$24,456	$24,456	$0	$0	$24,456
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	128,955	0	0	124,015	124,015
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	457	12	128	317	457

Financial liabilities
Deposits	178,375	88,080	82,586	0	170,666
Federal funds purchased and repurchase agreements	8,648	0	8,648	0	8,648
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	536	4	33	144	181

		Fair Value Measurements
		at December 31, 2013 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,133	$17,133	$0	$0	$17,133
Loans held for sale	240	0	246	0	246
Loans, net (including impaired)	128,745	0	0	122,235	122,235
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	467	8	117	342	467

Financial liabilities
Deposits	171,940	79,596	84,785	0	164,381
Federal funds purchased and repurchase agreements	8,428	0	8,428	0	8,428
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	506	4	32	137	173

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The methods and assumptions, not previously presented above, used to estimate fair values are described as follows:

(a) Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)Loans

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

(c) FHLB stock

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

Accounting guidance related to income taxes requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, the Company considers both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Consequently, the Company determined it is necessary to carry a valuation allowance against our entire net deferred tax asset each reporting period since 2009.

The realization of the Company’s deferred tax assets is largely dependent upon the ability to generate future income. Although the Company recognized a profit in 2012, 2013 and the first quarter of 2014, there must be a consistent trend of operational profitability in order to support the realization of deferred tax assets. The full valuation allowance against deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. The Company will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

As a result of the large gain on the extinguishment of debt in 2013, the Company recorded income tax expense from operations in the amount of $105,000. This amount represented projected taxable earnings subject to alternative minimum taxation which may fluctuate in future periods with changes in operating results.

There were no unrecognized tax benefits at March 31, 2014 and December 31, 2013, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

As of December 31, 2013, the Company has a net operating loss carry-forward of $7,466,000 to be utilized to offset future taxable income that will begin expiring in 2029.

The Company was subject to a State of Michigan, Department of Treasury, Michigan Business Tax Audit for the fiscal years of 2008 through 2011. On April 3, 2014, the Company was officially notified that there was no discrepancy found in its reported tax liability.

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

The Bank was in the adequately capitalized category at both March 31, 2014 and December 31, 2013.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at March 31, 2014 and December 31, 2013 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,624,161	8.54%	$10,893,439	8.00%	$14,978,478	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,905,517	7.28	5,446,719	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,905,517	5.12	7,731,732	4.00	16,429,931	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,420,073	8.48%	$10,769,246	8.00%	$14,807,713	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,723,466	7.22	5,384,623	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,723,466	5.24	7,423,426	4.00	15,774,781	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2014, only $1,718,644 was counted as Tier 2 capital and $1,323,565 was disallowed. At December 31, 2013, $1,696,607 was counted as Tier 2 capital and $1,113,035 was disallowed.

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

The Consent Order required the Bank to implement a written profit plan, a written contingency funding plan, a written plan to reduce the Bank's reliance on brokered deposits, a comprehensive strategic plan; to develop an analysis and assessment of the Bank's management needs and action plans for classified loans. All of these required items were completed. The only outstanding directive under the Consent Order is attaining the requested capital levels.

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at March 31, 2014 or either December 31, 2010, 2011, 2012 or 2013. Management continues to explore options to raise the capital required for full compliance. At March 31, 2014, a capital contribution of $6,524,000 would have been needed to meet the capital ratios specified in the Consent Order.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

The Bank continues to work in cooperation with its regulators; however the ability to fully comply with the specified capital levels, is not entirely within the Company’s control, and is not assured due to the availability of capital or other funds and actions taken by regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action that could have a material adverse effect on the Company and its shareholders, as well as the Bank. As long as the Consent Order remains, the Bank is restricted from declaring or paying dividends without prior written authorization of the FDIC. The Bank is in full compliance with this restriction.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2014 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2014 to that at December 31, 2013. The part labeled Results of Operations discusses the three month period ending March 31, 2014 as compared to the same period of 2013. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The Company has returned to profitability but the overall economic environment remains challenging particularly from an interest rate standpoint. Economic indicators appear to be getting better. Locally, unemployment rates are declining but definitely remain at elevated levels. At March 31, 2014, unemployment was 7.9% for Muskegon County and 6.0% for Ottawa County which is somewhat better than unemployment rates of 8.4% for Muskegon County and 6.2% for Ottawa County at March 31, 2013. Additionally, local property values are generally holding and in some areas increasing.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although these signs of progress in the economic climate are encouraging, the effects of the extended downturn from 2007 through 2011 had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2014.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2014, was approximately $489,000.

Failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as disclosures found elsewhere in this Form 10-Q are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The allowance for loan losses, income taxes and foreclosed assets are deemed critical due to the required level of management judgment and the use of estimates that are particularly susceptible to significant change in the near term.

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

Net deferred tax assets are recorded to the extent it is believed that they will more likely than not be realized. In making such a determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. In the event it is determined that deferred income tax assets are in excess of their realizable amount, an adjustment to the valuation allowance would be made which would increase the provision for income taxes.

In determining the possible realization of deferred tax assets, future taxable income from operations exclusive of reversing temporary differences and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire is considered.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either March 31, 2014 or December 31, 2013.

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

Foreclosed Assets. Foreclosed assets are acquired through or instead of loan foreclosure and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. During the time that foreclosed assets are waiting to be sold, there will be occasions that the Bank will need to re-evaluate the individual market values of each asset. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the estimated fair value of the asset at the end of the reporting period. On a quarterly basis, the Bank’s Credit Department analyzes foreclosed asset values to determine the level at which they should be held on our books.

FINANCIAL CONDITION

Total assets were $197.4 million at March 31, 2014 compared to $190.8 million at December 31, 2013. Asset growth occurring in the first three months of 2014 stemmed primarily from increases to customer deposit accounts which in turn drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $7.4 million to $24.5 million at March 31, 2014 from $17.1 million at December 31, 2013. The Bank’s FRB balance increased $7.6 million since year-end 2013 and was $20.9 million on March 31, 2014. The increase in balance is driven largely by an increase in customer deposit balances. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Approximately half of the excess liquidity noted above will be utilized when the Company’s public fund customers reduce their balances in the second quarter; remaining excess funds will be used to fund loans and to repay upcoming time deposit maturities.

The Bank’s security portfolio was $30.6 million at March 31, 2014 and $31.2 million at December 31, 2013. Investment activity in the first three months of the year consisted of maturities, prepayments and calls totaling $2.5 million being completely offset by purchases totaling $2.5 million. One security for $660,000 was sold for a gain of roughly $7,400. The security was sold because it no longer met the criteria of the Bank’s Investment Policy.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s regulatory standing, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources.

Accordingly, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At March 31, 2014, 16% of the investment portfolio was unencumbered. This outcome is close to the 15% unpledged position that existed on December 31, 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2014, securities with an amortized cost of $25.6 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements.

Investment portfolio quality has received much scrutiny over the past several years. The value of the portfolio is impacted by national and global economic news. During the first three months of 2014, the investment portfolio’s net unrealized loss was reduced by $31,000; $38,000 unrealized gain offset by $7,000 of realized gain. The portfolio at March 31, 2014, had an unrealized loss position of $6,000. Included in this total are 19 securities with an amortized cost of $12.5 million having an unrealized loss of $252,000; three of the 19 had an unrealized loss longer than 12 months.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at March 31, 2014.

Loans held for sale activity during the first three months of 2014 included $732,000 of loan originations and $998,000 of loan sales. The associated gain on the loan sales was $26,000. There were no loans held for sale at March 31, 2014 and $240,000 held for sale at December 31, 2013. Harsh weather in the first quarter of 2014 is believed to have played a part in below average residential home sales and refinancing transactions.

Total loans (held for investment) increased $443,000 and were $132.0 million at March 31, 2014 up from $131.6 million at December 31, 2013. Increases in the commercial and commercial real estate portfolios were largely offset by decreases in nearly every other loan category. At March 31, 2014, the concentration of commercial and commercial real estate loans was 81%; up from a level of 79% at year-end 2013. The outcome is in line with the Bank’s wholesale focus which has been maintained since opening in 1999. Improvement in wholesale lending activity supports management’s belief that the local economy has stabilized substantially and is in fact growing.

Credit quality remains a priority of the Company. The lending staff diligently monitors the loan portfolio and adheres to a well-designed credit risk assessment process. Nonetheless, the Bank is still exposed to credit risk.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the allowance for loan losses is comprised of three portions: general credit allocations, specific credit allocations and unallocated. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a borrower and its entire relationship resulting in an allocation being made to the allowance for that particular borrower. A loan becomes specifically identified when, based on current information and events related to that particular borrower, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Specifically identified loans are individually evaluated for impairment.

The allowance for loan losses is adjusted accordingly to maintain an adequate level based on the conclusion of the general and specific analysis. There are occasions when a specifically identified loan requires no allocated allowance for loan losses. To have no allocated allowance for loan loss, a specifically identified loan must be well secured and have either a collateral analysis or a present value of cash flow analysis that supports a loan loss reserve allocation of zero.

At March 31, 2014, the allowance for loan losses totaled $3.0 million. At year-end 2013, the allowance for loan losses was $2.8 million. The increase in the allowance is the result of net loan recoveries of $233,000 for the first three months of 2014. In March, the Bank received a $250,000 settlement stemming from a lawsuit in connection with a previously charged off credit. The ratio of allowance to gross loans outstanding increased to a level of 2.30% at March 31, 2014 compared to 2.14% at year-end 2013.

The allocation of the allowance at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$426,072	36.6%	$339,048	35.7%
Commercial Real Estate	1,686,614	46.0	1,713,193	45.0
Consumer	396,967	6.9	424,824	7.4
Residential	198,683	10.5	227,767	11.9
Unallocated	333,873	N/A	104,810	N/A
Total	$3,042,209	100.0%	$2,809,642	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 1.43% at March 31, 2014, a decrease of 15 basis points from year-end 2013. At year-end 2013, the general component of the allowance for loan losses was 1.68% of total non-specifically identified loans. At March 31, 2014, there were $334,000 of unallocated reserves in the allowance for loan losses; $250,000 stemming from the lawsuit settlement and the rest from improvement in macro-economic factors as well as decreases to the Bank’s 36 month historical loss calculation. Unallocated reserves were $105,000 at December 31, 2013. Ignoring the impact of the lawsuit settlement, management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2014, the allowance contained $1.7 million in specific allocations for impaired loans whereas at December 31, 2013 there was $1.6 million specifically allocated. There was $12.2 million of recorded investment on impaired loans at March 31, 2014 compared to $9.6 million at year-end 2013. The increase stemmed from a large relationship that was impaired during the quarter in a troubled debt restructure transaction. The relationship totaled $2.7 million.

Not all specifically identified loans require an allocation of reserves. In many cases, specifically identified loans have charge-offs since the time of their initial impairment, which reduces principal to the current value of assigned collateral or expected repayment, therefore no further reserve is required. Specifically identified loans requiring no reserves rose to 53% of the recorded investment of total specifically identified loans at March 31, 2014; up from 24% at year-end 2013. At March 31, 2014, the recorded investment on impaired loans requiring no reserves was $6.4 million, an increase of $4.1 million since year-end 2013. Two relationships were responsible for the change. One impaired relationship for $1.6 million required a specific allocation at year-end 2013 but none at March 31, 2014. During the first three months of the year, the borrower payments reduced principal enough to remove the allocation. The specific allocation associated with the loan was $7,000 at year-end 2013. The second relationship increasing this category was the TDR transaction mentioned above.

Recorded investment on specifically identified loans requiring reserves was $5.8 million at March 31, 2014 compared to $7.3 million at year-end 2013. The $1.5 million decrease in recorded investment stemmed from the impaired relationship noted above that no longer required a reserve due to principal repayment in the first months of the year.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2013 to March 31, 2014, the recorded investment in accruing past due and non-accrual loans decreased by $65,000. This was evidenced by a $76,000 decrease in the recorded investment in past due loans and a $11,000 increase in the recorded investment in non-accrual loans in the first three months of 2014.

The recorded investment of accruing loans past due 30-59 days was $54,000 at March 31, 2014; a decrease of $10,000 since December 31, 2013. There were three loans past due 30-59 days at March 31, 2014.

The recorded investment of accruing loans past due 60-89 days decreased $66,000 since year-end 2013 and was $48,000 at March 31, 2014. There was one loan comprising the entire past due balance at the end of March 2014.

There were no accruing loans with a recorded investment past due 90 days and greater at either March 31, 2014 or year-end 2013.

The Bank’s delinquency has been reduced compared to prior periods and compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

Non-accrual loans totaled $3.0 million at both March 31, 2014 and year-end 2013. No non-accrual notes are secured by undeveloped real estate. At March 31, 2014, there were specific allocations of $1.2 million in the allowance for any estimated collateral deficiency on non-accrual loans.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Due primarily to the $250,000 recovery stemming from the lawsuit settlement, the Bank had a net recovery of $233,000 in the first quarter of 2014. Net charge-offs for the first quarter of 2013 were $81,000. Because there was a net recovery in the first quarter of 2014, the ratio of annualized net charge-offs to average loans was (0.70)% while the ratio of annualized net charge-offs to average loans was 0.24% for the first three months of 2013.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2014 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$8,678,039	$15,526,700	$16,631,129	$7,453,083	$48,288,951
Commercial Real Estate:
General	2,757,545	9,696,759	39,972,910	6,224,292	58,651,506
Construction	0	1,384,390	635,447	0	2,019,837
Consumer:
Lines of credit	261,899	469,006	2,364,568	4,151,107	7,246,580
Other	152,930	52,804	740,864	439,545	1,386,143
Credit card	54,233	168,482	259,456	0	482,171
Residential	1,363	77,153	0	13,843,639	13,922,155
	$11,906,009	$27,375,294	$60,604,374	$32,111,666	$131,997,343
Loans at fixed rates	$5,477,145	$15,395,532	$44,620,236	$24,763,703	$90,256,616
Loans at variable rates	6,428,864	11,979,762	15,984,138	7,347,963	41,740,727
	$11,906,009	$27,375,294	$60,604,374	$32,111,666	$131,997,343

At March 31, 2014, there were 68% of the loan balances carrying a fixed rate and 32% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At March 31, 2014, approximately 24% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed assets were $2.5 million at March 31, 2014, which was a decrease of $73,000 since December 31, 2013. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were two lot and three property sales during the first three months of 2014 and one property was added. There were net gains on the sales of $47,000. At March 31, 2014, foreclosed assets consisted of 21 real estate holdings whereas at December 31, 2013 it consisted of 23 real estate holdings.

Deposit balances were $178.4 million at March 31, 2014 up from $171.9 million at December 31, 2013. Typically the Bank experiences a notable seasonal fluctuation in the deposit accounts of its largest public fund customers in the first quarter of each year. Public fund deposits rose $10.3 million since year-end 2013. Partially offsetting the public fund increase was a $2.1 million decrease in the time deposit portfolio since year-end 2013. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB. Finally, there was a $2.4 million decrease in savings accounts since year-end 2013. One customer withdrew $1.6 million during the quarter.

Shareholders’ equity was approximately $3.8 million on March 31, 2014. On December 31, 2013, the balance was $3.7 million. The net increase of $141,000 was made up of net income recorded in the first three months of 2014 and an increase in accumulated other comprehensive income (security market value adjustments). The book value per share was $2.59 at March 31, 2014.

The Bank’s total risk-based capital ratio rose since year-end 2013. At March 31, 2014, the Bank’s total risk-based capital ratio was 8.54%. The Bank’s total risk-based capital ratio at December 31, 2013 was 8.48%. Its tier one to average assets ratio declined 12 basis points and was 5.12% at March 31, 2014 compared to 5.24% at year-end 2013. The total risk-based capital ratio improved because of the Bank’s earnings recorded in the first three months of 2014. The tier one to average assets ratio declined since year-end 2013 due to the liquidity fluctuation increasing the Bank’s FRB account. The Bank was considered adequately capitalized according to prompt corrective action regulation at both March 31, 2014 and December 31, 2013.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at March 31, 2014. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $6,524,000 on March 31, 2014 based on its asset mix and size. This is $473,000 more than the $6,051,000 that would have been needed on December 31, 2013. The increase in average assets in the first quarter of 2014 increased the capital need.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The net income for the first three months of 2014 was $111,000 which was $5.2 million less than net income of $5.3 million recorded for the first three months of 2013. The income recorded in the first three months of 2013 stemmed mainly from a $5.3 million gain on debt extinguishment. The corresponding basic and diluted earnings per share for the first three months of 2014 was $0.08. The basic and diluted earnings per share for the first quarter of 2013 was $3.61; $3.58 per share stemming from the gain.

For the first three months of 2014, the annualized return on the Company’s average total assets was 0.23% compared to 10.45% for the first three months of 2013. The annualized return on average equity was 11.51% for the first quarter of 2014. The annualized return on average equity was not meaningful in the first quarter of 2013 because the average of shareholders’ equity was a negative number. The Company’s average equity became positive after the recorded gain on debt extinguishment.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was less for the first three months of 2014 compared to the similar period in 2013 and the net interest margin was lower. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three Months ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$17,509,085	$10,600	0.24%	$17,365,897	$10,329	0.24%
Securities	31,176,362	120,378	1.54	40,697,873	156,889	1.54
Loans (including held for sale and non accrual)	132,018,484	1,714,060	5.19	132,155,043	1,876,474	5.68
Total interest earning assets	180,703,931	1,845,038	4.08	190,218,813	2,043,692	4.30
Other assets	12,608,504			12,854,466
	$193,312,435			$203,073,279
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$140,497,563	$214,629	0.61%	$146,553,500	$278,912	0.76%
Repurchase agreements	8,492,565	11,686	0.55	10,117,007	15,214	0.60
Subordinated debentures and notes payable	5,780,000	54,762	3.79	4,670,667	32,717	2.80
Total interest bearing liabilities	154,770,128	281,077	0.73	161,341,174	326,843	0.81
Non-interest-bearing deposits	34,065,937			36,507,795
Other liabilities	627,324			5,528,209
Shareholders’ Equity	3,849,046			(303,899)
	$193,312,435			$203,073,279
Net interest income		1,563,961			1,716,849
Net interest spread on earning assets			3.35%			3.49%
Net interest margin on earning assets			3.46%			3.61%
Average interest-earning assets to average interest-bearing liabilities			116.76%			117.90%

The net interest spread on average earning assets decreased 14 basis points to 3.35% in the past twelve months. The net interest margin decreased by 15 basis points from 3.61% for the first three months of 2013 to 3.46% for the first three months of 2014. The net interest income for the first three months of 2014 was $1.6 million compared to a figure of $1.7 million for the same three months in 2013. Additionally, there was a decrease in average earning assets of $9.5 million when comparing the first quarter of 2014 to the first quarter of 2013. As a result of having less net interest income and fewer average earning assets, the net interest margin declined. The erosion stemmed primarily from a 22 basis point reduction in the average rate earned on the Company’s earning assets. The decrease was partially offset by an 8 basis point reduction in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.08% for the three month period ending March 31, 2014 compared to 4.30% for the same period in 2013. The average rate earned on deposits at other financial institutions and the securities portfolio remained the same for both periods. Thus, the reason for the decrease in the average rate earned on earning assets was the reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.19% in the first quarter of 2014, a reduction of 49 basis points compared to the first quarter of 2013. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to attract new customers and retain current ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. Each rate decision takes into consideration the quality of the loan from an underwriting standpoint. Lower rates are not being automatically offered on renewals or new business. Lower rates are used selectively based on the risk characteristics of the credit.

Decreases to the overall yield on interest earning assets were partially offset by rate reductions on the funding side. Since the first quarter of 2013, the cost of funds improved 8 basis points. The main contributing factor was a 15 basis point improvement in the rate paid on interest bearing deposits when comparing the first three months of 2014 to that of the similar period of 2013; a majority of the improvement was a 17 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates and longer maturities if the deposits need to be replaced.

Additionally, there were improvements in the average rate paid on repurchase agreements between the first quarter of 2014 and the first quarter of 2013. The average rate paid on repurchase agreements was 5 basis points less. Conversely, there were increases to the average rate on subordinated debentures and notes payable. The average rate paid on subordinated debentures and notes payable increased by 99 basis points due to the difference in the rate on notes payable between the quarters.

Management will continue to seek ways to improve the cost of funds but it is unlikely that decreases will be enough to offset reductions in the average rate earned on earning assets. As such, it is expected that the net interest margin may continue to decrease throughout the remaining quarters of 2014.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at March 31, 2014 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$20,910,931	$0	$0	$0	$20,910,931
Securities (including FHLB stock)	3,783,990	3,274,739	20,640,183	3,312,826	31,011,738
Loans held for sale	0	0	0	0	0
Loans	52,037,400	16,926,576	44,841,894	18,191,473	131,997,343
	76,732,321	20,201,315	65,482,077	21,504,299	183,920,012
Interest-bearing liabilities
Savings and checking	65,484,146	0	0	0	65,484,146
Time deposits <$100,000	3,810,935	25,539,208	42,745,329	0	72,095,472
Time deposits >$100,000	2,428,580	4,753,292	2,940,515	0	10,122,387
Repurchase agreements and Federal funds purchased	8,648,446	0	0	0	8,648,446
Notes payable and other borrowings	4,500,000	1,280,000	0	0	5,780,000
	84,872,107	31,572,500	45,685,844	0	162,130,451
Net asset (liability) repricing gap	$(8,139,786)	$(11,371,185)	$19,796,233	$21,504,299	$21,789,561
Cumulative net asset (liability) repricing gap	$(8,139,786)	$(19,510,971)	$285,262	$21,789,561

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment remains flat like the Federal Open Market Committee of the Federal Reserve System has forecasted, a negative repricing gap should be helpful for further reduction to the Company’s overall interest expense, however it is unknown whether the reduction will offset the repricing opportunities for loans scheduled to renew. Nonetheless, if the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames.

There was no provision for loan losses for the first three months of 2014 or 2013. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first three months of 2014 was $409,000 compared to $5.6 million recorded for the similar period in 2013. The largest difference stemmed from the settlement of debt with a financial institution. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from a group of investors and settled its debt with a financial institution in full for $500,000. At closing, the balance owed was approximately $5.8 million. The extinguishment of debt resulted in a gain of $5.3 million.

Non-interest income derived from gains on the sale of residential real estate loans were $26,000 in the first quarter of 2014 and were $41,000 less than the same period in 2013. Although the rate environment continues to be very conducive to mortgage lending activity, the harsh weather in the first three months of 2014 is believed to have negatively affected home sales.

Benefitting non-interest income was recorded net gains on the sale of foreclosed assets. For the first three months of 2014 there were gains of $47,000. There were no net gains in the first three months of 2013.

Other non-interest income was $190,000 for the first quarter of 2014 compared to $156,000 for the same three month period in 2013. The entire $34,000 increase was primarily from additional rental income. The Company leased unused space at its Harvey Street location in the fourth quarter of 2013.

Non-interest expenses for the first three month period of 2014 were $1.9 million; $81,000 less than the first three months of 2013. Several categories decreased contributing to the variance between the two periods.

Salary and benefit expenses, the largest category of non-interest expenses, were $951,000 for the first quarter of 2014. For the similar period in 2013, the total was $915,000. The 4% increase between the two periods stemmed from salary increases and increases in health insurance costs.

FDIC premiums for the first quarter of 2014 were $105,000. For the first quarter of 2013, FDIC premiums were $173,000. Differences in the size of the Bank and regulatory capital status resulted in higher premiums being accrued in the first three months of 2013.

Other non-interest expenses were $290,000 in the first quarter of 2014 and $323,000 for the like period in 2013; a reduction of $33,000. The main contributing factor is a $21,000 reduction in expenses to administer impaired assets. In the first three months of 2014, these expenses totaled $83,000. Similarly, these expenses totaled $104,000 in the first quarter of 2013. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters.

There was no income tax expense recorded for the first quarter of 2014, however, as a result of the large gain on the extinguishment of debt, the Company recorded income tax expense from operations in the amount of $105,000 in 2013’s first quarter. This amount represented projected taxable earnings subject to alternative minimum taxation.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in the internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended March 31, 2014.

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

COMMUNITY SHORES BANK CORPORATION

May 15, 2014	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2014	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 58 -