Form 10-Q
period 2014-06-30
COMMUNITY SHORES BANK CORP
filed 2014-08-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 _____________________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

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

☐ Yes ☒No

At August 11, 2014, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$4,695,017	$3,758,535
Interest-bearing deposits in other financial institutions	18,381,632	13,374,206
Total cash and cash equivalents	23,076,649	17,132,741
Securities available for sale (at fair value)	31,248,601	31,230,246
Loans held for sale	111,200	240,055
Loans	132,703,239	131,554,244
Less: Allowance for loan losses	2,741,560	2,809,642
Net loans	129,961,679	128,744,602
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,148,072	9,145,467
Accrued interest receivable	433,971	466,538
Foreclosed assets	2,498,608	2,558,299
Other assets	1,003,714	810,590
Total assets	$197,933,294	$190,779,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$33,285,926	$33,313,136
Interest-bearing	143,736,581	138,626,729
Total deposits	177,022,507	171,939,865
Federal funds purchased and repurchase agreements	10,020,151	8,428,046
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	1,280,000
Accrued expenses and other liabilities	1,056,616	968,558
Total liabilities	193,879,274	187,116,469
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,063,675)	(9,276,599)
Accumulated other comprehensive loss	(178,996)	(357,223)
Total shareholders’ equity	4,054,020	3,662,869
Total liabilities and shareholders’ equity	$197,933,294	$190,779,338

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$1,721,753	$1,714,892	$3,435,813	$3,591,366
Securities	108,815	137,710	229,193	294,599
Federal funds sold, FHLB dividends and other income	12,742	7,984	23,342	18,313
Total interest and dividend income	1,843,310	1,860,586	3,688,348	3,904,278
Interest expense
Deposits	210,977	252,138	425,606	531,050
Repurchase agreements, federal funds purchased, and other debt	12,281	14,512	23,967	29,726
Federal Home Loan Bank advances and notes payable	55,332	55,321	110,094	88,038
Total interest expense	278,590	321,971	559,667	648,814
Net Interest Income	1,564,720	1,538,615	3,128,681	3,255,464
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,564,720	1,538,615	3,128,681	3,255,464
Non-interest income
Service charges on deposit accounts	158,253	161,852	296,721	311,303
Gain on sale of loans	38,482	59,921	64,710	127,164
Gain on sale of securities	0	0	7,409	0
Gain on sale of foreclosed assets	43,534	44,377	90,532	44,377
Gain on sale of premises and equipment	0	0	0	1,000
Gain on the extinguishment of debt	0	0	0	5,262,653
Other	206,330	160,449	396,456	316,725
Total non-interest income	446,599	426,599	855,828	6,063,222
Non-interest expense
Salaries and employee benefits	966,454	912,135	1,917,901	1,827,045
Occupancy	151,933	149,239	325,407	316,269
Furniture and equipment	82,991	92,156	156,432	198,199
Advertising	10,828	9,100	21,313	24,111
Data processing	166,237	154,055	321,704	300,739
Professional services	84,699	114,164	171,104	204,812
Foreclosed asset impairment	54,197	101,141	70,028	108,740
FDIC insurance	108,151	51,227	213,601	224,068
Other	283,628	306,732	574,095	629,905
Total non-interest expense	1,909,118	1,889,949	3,771,585	3,833,888
Income Before Federal Income Taxes	102,201	75,265	212,924	5,484,798
Federal income tax expense	0	0	0	105,000
Net Income	$102,201	$75,265	$212,924	$5,379,798
Basic average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings per share	$0.07	$0.05	$0.14	$3.66
Diluted earnings per share	$0.07	$0.05	$0.14	$3.66

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30,2014	June 30, 2013

Net income	$102,201	$75,265	$212,924	$5,379,798

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	131,939	(468,823)	170,024	(545,061)
Less reclassification adjustments for unrealized gains later recognized in income	0	0	(7,409)[1]	0
	131,939	(468,823)	162,615	(545,061)
Tax effect	15,612	0	15,612	0
Total other comprehensive income (loss)	147,551	(468,823)	178,227	(545,061)

Comprehensive income (loss)	$249,752	$(393,558)	$391,151	$4,834,737

1 Appears on condensed consolidated statement of income as a gain on sale of securities.

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income	Equity

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,379,798		5,379,798
Other comprehensive loss				(545,061)	(545,061)

Balance at June 30, 2013	1,468,800	$13,296,691	$(9,436,795)	$(264,255)	$3,595,641

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			212,924		212,924
Other comprehensive income				178,227	178,227

Balance at June 30, 2014	1,468,800	$13,296,691	$(9,063,675)	$(178,996)	$4,054,020

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$212,924	$5,379,798
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	183,067	202,781
Net amortization of securities	143,647	196,288
Net realized gain on sale of securities	(7,409)	0
Net realized gain on sale of loans	(64,710)	(127,164)
Net realized gain on sale of foreclosed assets	(90,532)	(44,377)
Net realized gain on sale of premises and equipment	0	(1,000)
Net realized gain on the extinguishment of debt	0	(5,262,653)
Foreclosed asset impairment	70,028	108,740
Originations of loans for sale	(2,315,860)	(5,536,206)
Proceeds from loan sales	2,509,425	5,712,239
Net change in:
Accrued interest receivable and other assets	(144,946)	(83,194)
Accrued interest payable and other liabilities	88,058	111,130
Net cash from operating activities	583,692	656,382
Cash flows from investing activities
Activity in available for sale securities:
Sales	661,182	0
Maturities, prepayments and calls	4,051,814	4,881,923
Purchases	(4,704,973)	0
Loan originations and (payments), net	(1,397,414)	1,599,948
Additions to premises and equipment, net	(185,672)	(50,394)
Proceeds from the sale of foreclosed assets	260,532	493,667
Net cash from (used in) investing activities	(1,314,531)	6,925,144
Cash flows from financing activities
Net change in deposits	5,082,642	(15,041,012)
Net change in federal funds purchased and	1,592,105	(9,821)
Other borrowing activity:
Repayment of note payable	0	(500,000)
Issuance of senior debt	0	1,280,000
Net cash from (used in) financing activities	6,674,747	(14,270,833)
Net change in cash and cash equivalents	5,943,908	(6,689,307)
Beginning cash and cash equivalents	17,132,741	20,297,115
Ending cash and cash equivalents	$23,076,649	$13,607,808
Supplemental cash flows information:
Cash paid during the period for interest	$502,887	$592,519
Cash paid during the period for federal income tax	86,000	0
Transfers from loans to foreclosed assets	229,837	582,024
Transfers from loans held for sale to portfolio	0	994,397
Foreclosed asset sales financed by the Bank	49,500	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2014 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2013. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first half of 2014.

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

Within the commercial and industrial, and commercial real estate portfolios, there are classes of loans with like risk characteristics that are periodically segregated because management has determined that the historical losses or current factors are unique and ought to be considered separately from the entire segment.

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

RECENT DEVELOPMENTS:

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables- Trouble Debt Restructurings by Creditors (Topic 205). ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate property during a foreclosure. ASU 2014-04 establishes a loan receivable should be derecognized and the real estate property recognized upon the creditor obtaining legal title to the residential real estate property upon completion of foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan. The provisions of ASU 2014-04 are effective for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create a new Topic 606 in the FASB Accounting Standard Codification ® (“ASC” or “Codification”). In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model, changes the basis for deciding when the revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with customers to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling contract with a customer that are not in the scope of another ASC Topic. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties, and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material effect on the Company’s financial position of results of operations.

In June 2014, FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim period beginning in 2015. The disclosure for transactions accounted for as secured borrowings is required for interim periods beginning after March 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

FASB also issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update requires an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. However, to the extent that a net operating loss carryforward or a tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit is to be presented in the statement of financial position as a liability. No new recurring disclosures are required. The amendments are effective for public business entities for annual periods beginning after December 15, 2013, and interim periods within those periods. The amendments are to be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

The Company continued its trend of profitability, reporting consolidated earnings of $213,000 or $0.14 per common share for the first six months of 2014 and $102,000 or $0.07 per common share for the second quarter of 2014. Additionally, total assets grew as a result of larger customer deposit account balances which increased the Company’s cash on deposit at the Federal Reserve Bank and funded loan growth. Through earnings in the first half of 2014, the total risk-based capital ratio of the Bank grew 4 basis points to 8.52%. The Bank continues to be considered adequately capitalized according to regulatory capital standards.

In spite of the improved financial outcome for the last several quarters, the Company remains subject to additional regulatory scrutiny, as described immediately below, following significant consolidated losses from 2007 through 2011, which resulted primarily from deteriorating asset quality during that recessionary period.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. At present, the Company’s sole liquidity resource is its cash account balance which, as of June 30, 2014, was approximately $435,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at June 30, 2014 and at December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value

US Treasury	$2,518,124	$20,001	$0	$2,538,125
US Government and federal agency	14,242,004	77,887	(22,338)	14,297,553
Municipals	1,060,962	13,972	0	1,074,934
Mortgage-backed and collateralized mortgage obligations– residential	13,301,221	138,085	(101,317)	13,337,989
	$31,122,311	$249,945	$(123,655)	$31,248,601

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

US Treasury	$2,525,481	$16,551	$0	$2,542,032
US Government and federal agency	15,823,511	90,497	(46,602)	15,867,406
Municipals	1,563,394	27,747	0	1,591,141
Mortgage-backed and collateralized mortgage obligations– residential	11,354,185	132,797	(257,315)	11,229,667
	$31,266,571	$267,592	$(303,917)	$31,230,246

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2014:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,522,342	$2,542,987
Due from one to five years	15,298,748	15,367,625
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	13,301,221	13,337,989
	$31,122,311	$31,248,601

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$1,512,150	$(4,036)	$2,971,170	$(18,302)	$4,483,320	$(22,338)
Mortgage-backed and collateralized mortgage obligations - residential	2,911,190	(8,375)	5,150,449	(92,942)	8,061,639	(101,317)
	$4,423,340	$(12,411)	$8,121,619	$(111,244)	$12,544,959	$(123,655)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,439,145	$(38,342)	$1,031,280	$(8,260)	$3,470,425	$(46,602)
Mortgage-backed and collateralized mortgage obligations - residential	5,604,925	(191,440)	1,473,265	(65,875)	7,078,190	(257,315)
	$8,044,070	$(229,782)	$2,504,545	$(74,135)	$10,548,615	$(303,917)

There was one security sold in the six months ended June 30, 2014. Proceeds from the sale were $661,182 with a gain of $7,409 realized. No securities were sold in the three months ended June 30, 2014. No securities were sold in the six or three months ended June 30, 2013.

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

At June 30, 2014, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At June 30, 2014, 20 debt securities had unrealized losses with aggregate depreciation of 0.98% from the amortized cost basis. Six of the 20 securities are issued by government agencies and 14 are issued by a government-sponsored entity. It is more likely than not that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Commercial	$51,276,448	$47,081,426
Commercial Real Estate:
General	56,258,764	57,101,939
Construction	2,103,444	2,065,308
Consumer:
Lines of credit	7,059,544	7,737,439
Other	1,365,622	1,560,384
Credit card	472,318	451,009
Residential	14,225,498	15,611,082
Net deferred loan fees	(58,399)	(54,343)
	132,703,239	131,554,244
Less: Allowance for loan losses	(2,741,560)	(2,809,642)
Loans, net	$129,961,679	$128,744,602

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and six month periods ended June 30, 2014 and 2013 by portfolio segment:

Three Months Ended June 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$426,072	$1,686,614	$396,967	$198,683	$333,873	$3,042,209
Charge-offs	(20,890)	(163,692)	(48,450)	(83,384)	0	(316,416)
Recoveries	5,150	2,557	8,060	0	0	15,767
Provision for loan losses	17,915	(57,097)	33,423	114,480	(108,721)	0
Ending balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560

Three Months Ended June 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$524,383	$2,072,756	$330,028	$169,549	$205,581	$3,302,297
Charge-offs	0	(15,314)	(20,306)	0	0	(35,620)
Recoveries	16,616	0	3,981	0	0	20,597
Provision for loan losses	(101,006)	(136,855)	105,808	(12,143)	144,196	0
Ending balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Six Months Ended June 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	(20,890)	(163,692)	(48,724)	(115,585)	0	(348,891)
Recoveries	258,950	2,557	19,302	0	0	280,809
Provision for loan losses	(148,861)	(83,676)	(5,402)	117,597	120,342	0
Ending balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560

Six Months Ended June 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(40,253)	(25,025)	(38,597)	(54,599)	0	(158,474)
Recoveries	56,200	0	6,571	0	0	62,771
Provision for loan losses	(158,152)	(320,690)	120,078	8,987	349,777	0
Ending balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2014 and December 31, 2013:

June 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$116,404	$1,121,089	$198,072	$98,405	$0	$1,533,970
Collectively evaluated for impairment	311,843	347,293	191,928	131,374	0	982,438
Unallocated	0	0	0	0	225,152	225,152
Total ending allowance balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560

Loans:
Individually evaluated for impairment	$1,463,749	$8,975,347	$420,847	$861,525	$0	$11,721,468
Collectively evaluated for impairment	49,905,856	49,481,674	8,508,443	13,406,130	0	121,302,103
Total ending loans balance	$51,369,605	$58,457,021	$8,929,290	$14,267,655	$0	$133,023,571

December 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28,705	$1,302,677	$191,887	$87,635	$0	$1,610,904
Collectively evaluated for impairment	310,343	410,516	232,937	140,132	0	1,093,928
Unallocated	0	0	0	0	104,810	104,810
Total ending allowance balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642

Loans:
Individually evaluated for impairment	$1,165,730	$6,784,821	$518,428	$1,127,955	$0	$9,596,934
Collectively evaluated for impairment	46,016,674	52,490,365	9,267,130	14,524,492	0	122,298,661
Total ending loans balance	$47,182,404	$59,275,186	$9,785,558	$15,652,447	$0	$131,895,595

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
June 30, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,046,475	$1,166,765	$0
Commercial Real Estate:
General	6,959,900	7,138,075	0
Consumer:
Lines of credit	97,188	97,188	0
Other	750	750	0
Residential	251,049	315,913	0
Subtotal	$8,355,362	$8,718,691	$0

With a related allowance recorded:
Commercial	$417,274	$430,416	$116,404
Commercial Real Estate:
General	2,015,447	2,015,447	1,121,089
Consumer:
Lines of credit	291,861	290,774	167,438
Other	31,048	31,048	30,634
Residential	610,476	617,726	98,405
Subtotal	$3,366,106	$3,385,411	$1,533,970
Total	$11,721,468	$12,104,102	$1,533,970

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,049,046	$1,059,514	$0
Commercial Real Estate:
General	714,377	744,958	0
Consumer:
Lines of credit	107,750	255,128	0
Other	47,106	109,603	0
Residential	343,859	554,300	0
Subtotal	$2,262,138	$2,723,503	$0
With a related allowance recorded:
Commercial	$116,684	$116,194	$28,705
Commercial Real Estate:
General	6,070,444	6,069,393	1,302,677
Consumer:
Lines of credit	296,004	294,323	155,095
Other	67,568	67,406	36,792
Residential	784,096	791,471	87,635
Subtotal	$7,334,796	$7,338,787	$1,610,904
Total	$9,596,934	$10,062,290	$1,610,904

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans, from a past due and accrual status, and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,034,795	$7,560	$5,133
Commercial Real Estate:
General	5,485,590	63,156	62,217
Consumer:
Lines of credit	97,346	0	0
Other	940	0	0
Residential	418,229	0	0
Subtotal	$7,036,900	$70,716	$67,350

With a related allowance recorded:
Commercial	$417,958	$5,411	$5,411
Commercial Real Estate:
General	3,607,810	0	0
Consumer:
Lines of credit	300,699	4,724	4,419
Other	31,931	38	0
Residential	594,390	6,587	6,396
Subtotal	$4,952,788	$16,760	$16,226
Total	$11,989,688	$87,476	$83,576

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2013	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,204,824	$7,924	$7,924
Commercial Real Estate:
General	2,297,799	26,299	20,308
Construction	0	0	0
Consumer:
Lines of credit	63,529	0	0
Other	13,415	0	0
Credit card	0	0	0
Residential	123,759	0	0
Subtotal	$3,703,326	$34,223	$28,232

With a related allowance recorded:
Commercial	$112,394	$139	$139
Commercial Real Estate:
General	4,526,238	30,789	30,789
Construction	0	0	0
Consumer:
Lines of credit	144,335	1,752	1,594
Other	107,610	473	473
Credit card	0	0	0
Residential	509,502	4,237	4,237
Subtotal	$5,400,079	$37,390	$37,232
Total	$9,103,405	$71,613	$65,464

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,032,476	$15,036	$15,036
Commercial Real Estate:
General	4,176,059	114,817	103,651
Consumer:
Lines of credit	102,345	0	0
Other	12,371	268	0
Residential	411,666	0	0
Subtotal	$5,734,917	$130,121	$118,687

With a related allowance recorded:
Commercial	$320,792	$8,182	$7,339
Commercial Real Estate:
General	4,562,707	0	0
Consumer:
Lines of credit	297,435	9,131	8,227
Other	49,284	38	0
Residential	651,645	13,100	12,351
Subtotal	$5,881,863	$30,451	$27,917
Total	$11,616,780	$160,572	$146,604

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2013	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,558,469	$21,221	$20,808
Commercial Real Estate:
General	2,383,298	52,308	46,841
Construction	0	0	0
Consumer:
Lines of credit	86,625	0	0
Other	18,510	0	0
Credit card	0	0	0
Residential	140,888	0	0
Subtotal	$4,187,790	$73,529	$67,649

With a related allowance recorded:
Commercial	$422,999	$9,742	$9,387
Commercial Real Estate:
General	4,518,976	61,739	61,739
Construction	0	0	0
Consumer:
Lines of credit	131,339	3,769	2,773
Other	107,659	941	941
Credit card	448	0	0
Residential	489,844	8,428	8,428
Subtotal	$5,671,265	$84,619	$83,268
Total	$9,859,055	$158,148	$150,917

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$106,478	$0	$0	$106,478	$51,204,214	$51,310,692
Commercial Real Estate:
General	318,055	0	0	318,055	53,723,689	54,041,744
Construction	0	0	0	0	2,109,100	2,109,100
Consumer:
Lines of credit	46,198	0	0	46,198	6,945,600	6,991,798
Other	0	0	0	0	1,340,140	1,340,140
Credit card	0	0	0	0	472,318	472,318
Residential	0	0	0	0	14,045,675	14,045,675
Total	$470,731	$0	$0	$470,731	$129,840,736	$130,311,467

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$17,574	$41,339	$0	$58,913	$0	$58,913
Commercial Real Estate:
General	0	0	184,720	184,720	2,121,457	2,306,177
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	93,803	93,803	0	93,803
Other	3,615	0	0	3,615	27,616	31,231
Credit card	0	0	0	0	0	0
Residential	0	0	93,482	93,482	128,498	221,980
Total	$21,189	$41,339	$372,005	$434,533	$2,277,571	$2,712,104

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$47,146,126	$47,146,126
Commercial Real Estate:
General	0	0	0	0	54,827,857	54,827,857
Construction	0	0	0	0	2,071,737	2,071,737
Consumer:
Lines of credit	0	101,022	0	101,022	7,640,301	7,741,323
Other	1,583	10,824	0	12,407	1,500,086	1,512,493
Credit card	0	0	0	0	451,009	451,009
Residential	62,333	2,241	0	64,574	15,098,466	15,163,040
Total	$63,916	$114,087	$0	$178,003	$128,735,582	$128,913,585

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$36,278	$36,278
Commercial Real Estate:
General	0	0	0	0	2,375,592	2,375,592
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	25,568	25,568	0	25,568
Other	0	25,360	0	25,360	29,805	55,165
Credit card	0	0	0	0	0	0
Residential	97,482	0	224,185	321,667	167,740	489,407
Total	$97,482	$25,360	$249,753	$372,595	$2,609,415	$2,982,010

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $1,478,765 of specific reserves on $10,871,307 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and $1,539,865 on $8,452,163 of unpaid principal balance of loans as of December 31, 2013. At June 30, 2014, the Company had an additional $177,010 in performing loans outstanding to one of those customers. As of December 31, 2013, there was $180,557 committed to one customer.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2014	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$249,249	$275,116
Commercial Real Estate:
General	1	2,413,000	2,413,000
Total	2	$2,662,249	$2,688,116

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2014	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$249,249	$275,116
Commercial Real Estate:
General	1	2,413,000	2,413,000
Total	2	$2,662,249	$2,688,116

In both the three and six month periods ending June 30, 2014 the modifications involved a financing concession on an amortizing note ranging from 4.5 months to 12 months.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

In the three and six month periods ending June 30, 2014, there were no charge-offs related to the troubled debt restructurings however an additional $48,000 of specific reserves were established on existing troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2013:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer:
Lines of credit	2	$137,893	$137,893
Total	2	$137,893	$137,893

In the three month period ended June 30, 2013, there were no charge-offs as part of a troubled debt restructuring arrangement however, an additional $39,519 of specific reserves were established on one of the troubled debt restructurings.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2013	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$143,136	$133,425
Consumer:
Lines of credit	2	137,893	137,893
Total	3	$281,029	$271,318

In the six month period ended June 30, 2013, one modification involved a stated interest rate below the current market rate for a period of 7 years, while another modification involved interest only payments for 2.5 yearson an amortizing note. One A-B note modification involved a permanent reduction of the recorded investment in the loan.

In the six month period ended June 30, 2013 there were $9,711 of charge-offs as part of a troubled debt restructuring arrangement and an additional $39,519 of specific reserves established.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three and six month periods ending June 30, 2013 there were no troubled debt restructurings that experienced a payment default within 12 months following the modification. For the three and six month periods ended June 30, 2014 there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. The payment default occurred in the second quarter. Below is a table which presents that loan by class:

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

		Recorded Investment
	Number of Loans	at time of default
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	1	$196,340
Total	1	$196,340

The troubled debt restructuring that subsequently defaulted described above did not result in any additional charge-offs and there were no specific reserves on the remaining balance as of June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
1	$33,194	$0	$0	$0	$0	$0
2	0	94,676	0	0	0	0
3	10,115,950	8,623,409	6,000,200	5,524,989	0	0
4	13,844,919	13,898,810	18,735,484	18,675,411	383,085	441,114
5	20,828,862	17,539,364	19,194,922	20,604,611	330,054	233,302
5M	3,301,810	4,255,639	4,503,675	5,114,931	1,395,961	1,397,321
6	2,175,604	1,699,009	5,607,820	4,908,058	0	0
7	1,051,617	1,052,903	0	229,576	0	0
8	17,649	18,594	2,305,820	2,145,873	0	0
Total	$51,369,605	$47,182,404	$56,347,921	$57,203,449	$2,109,100	$2,071,737

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013:

	Residential
	June 30,	December 31,
	2014	2013
Performing	$13,406,130	$14,524,492
Impaired	861,525	1,127,955
Total	$14,267,655	$15,652,447

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$6,696,552	$7,363,137	$1,339,573	$1,452,984	$472,318	$451,009
Impaired	389,049	403,754	31,798	114,674	0	0
Total	$7,085,601	$7,766,891	$1,371,371	$1,567,658	$472,318	$451,009

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at June 30:

	June 30,	June 30,
	2014	2013
Beginning of year	$2,558,299	$2,806,781
Additions	229,837	582,024
Reductions from sales	(219,500)	(449,290)
Direct write-downs	(70,028)	(108,740)
End of period	$2,498,608	$2,830,775

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$101,201	$106,572

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Land & land improvements	$4,700,464	$4,700,464
Buildings & building improvements	6,201,507	6,201,507
Furniture, fixtures and equipment	3,872,254	3,864,940
	14,774,225	14,766,911
Less: accumulated depreciation	5,626,153	5,621,444
	$9,148,072	$9,145,467

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Non-interest-bearing DDA	$33,285,926	$33,313,136
Interest-bearing DDA	31,336,888	24,861,560
Money market	21,378,508	19,202,665
Savings	10,572,371	10,214,719
Time, under $100,000	70,448,424	74,352,652
Time, over $100,000	10,000,390	9,995,133
Total Deposits	$177,022,507	$171,939,865

There were no brokered deposits at either June 30, 2014 or December 31, 2013. Since the Bank was not categorized as “well capitalized” at June 30, 2014 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted entirely of repurchase agreements in 2014 and 2013. Information regarding repurchase agreements at June 30, 2014 and December 31, 2013 is summarized below:

Repurchase
Agreements

Outstanding at June 30, 2014	$10,020,151
Average interest rate at period end	0.52%
Average balance during period	8,809,976
Average interest rate during period	0.54%
Maximum month end balance during period	10,046,290

Outstanding at December 31, 2013	$8,428,046
Average interest rate at year-end	0.56%
Average balance during year	9,706,847
Average interest rate during year	0.58%
Maximum month end balance during year	10,878,256

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,125,808. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a carrying value of $7,627,312 pledged at June 30, 2014 and $3,709,600 pledged at year-end 2013. The Bank had no outstanding borrowings with the FHLB at either June 30, 2014 or December 31, 2013.

At June 30, 2014, the Bank used a portion of the residential loans pledged to the Federal Home Loan Bank to collateralize a $2,000,000 overdraft line of credit. At June 30, 2014, there was no balance outstanding on the line of credit.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.28% at June 30, 2014 and 2.30% at December 31, 2013. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will become immediately due and payable. The end of the allowable deferral period will be March 31, 2015. The accrued interest payable on the subordinated debentures was $502,651 at June 30, 2014, and $444,042 at December 31, 2013 and is included in accrued expenses and other liabilities on the consolidated balance sheets at June 30, 2014 and December 31, 2013.

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

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution[1]. The remaining proceeds of the senior debt are being used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at June 30, 2014 was approximately $26,000. The entire interest balance due was paid on July 1, 2014.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2014 and December 31, 2013 follows:

	June 30, 2014	December 31, 2013

Unused lines of credit and letters of credit	$22,530,937	$22,576,236
Commitments to make loans	0	243,721

Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credit expire without being used, the above amounts related to those categories do not necessarily represent future cash disbursements.

1 The book value of the liability was $5,763,000 resulting in a gain of $5,263,000 which appears in the condensed consolidated statement of income as a gain on extinguishment of debt.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s placement in the hierarchy is based on the lowest level of input that is significant to the fair value estimate. There are three levels of inputs that may be used to measure fair value:

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Available for sale securities:
US Treasury	$2,538,125	$2,538,125	$0	$0
US Government and federal agency	14,297,553	0	14,297,553	0
Municipals	1,074,934	0	1,074,934	0
Mortgage-backed and collateralized mortgage obligations– residential	13,337,989	0	13,337,989	0
Total	$31,248,601	$2,538,125	$28,710,476	$0

Servicing assets	$34,699	$0	$34,699	$0

December 31, 2013
Available for sale securities:
US Treasury	$2,542,032	$2,542,032	$0	$0
US Government and federal agency	15,867,406	0	15,867,406	0
Municipals	1,591,141	0	1,591,141	0
Mortgage-backed and collateralized mortgage obligations– residential	11,229,667	0	11,229,667	0
Total	$31,230,246	$2,542,032	$28,688,214	$0

Servicing assets	$37,217	$0	$37,217	$0

There were no transfers between levels during the second quarter of 2014 or 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2014 and December 31, 2013:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loans[1]:	$6,746,860	$0	$0	$6,746,860
Foreclosed assets:	2,498,608	0	0	2,498,608
Total	$9,245,468	$0	$0	$9,245,468

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans[1]:	$6,645,389	$0	$0	$6,645,389
Foreclosed assets:	2,558,299	0	0	2,558,299
Total	$9,203,688	$0	$0	$9,203,688

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at June 30, 2014
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$23,077	$23,077	$0	$0	$23,077
Loans held for sale	111	0	113	0	113
Loans, net (including impaired)	129,962	0	0	125,799	125,799
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	434	8	106	320	434

Financial liabilities
Deposits	177,023	89,998	80,800	0	170,798
Federal funds purchased and
repurchase agreements	10,020	0	10,020	0	10,020
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	563	4	31	152	187

		Fair Value Measurements
		at December 31, 2013
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,133	$17,133	$0	$0	$17,133
Loans held for sale	240	0	246	0	246
Loans, net (including impaired)	128,745	0	0	122,235	122,235
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	467	8	117	342	467

Financial liabilities
Deposits	171,940	79,596	84,785	0	164,381
Federal funds purchased and
repurchase agreements	8,428	0	8,428	0	8,428
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	506	4	32	137	173

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The methods and assumptions, not previously presented above, used to estimate fair values are described as follows:

(a) Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Loans

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

The realization of the Company’s deferred tax assets is largely dependent upon the ability to generate future income. Although the Company recognized a profit in 2012, 2013 and the first half of 2014, there must be a consistent trend of operational profitability in order to support the realization of deferred tax assets. The full valuation allowance against deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. The Company will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

As a result of the large gain on the extinguishment of debt in 2013, the Company recorded income tax expense from operations in the amount of $105,000. This amount represented projected taxable earnings subject to alternative minimum taxation which may fluctuate in future periods with changes in operating results.

There were no unrecognized tax benefits at June 30, 2014 and December 31, 2013, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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

The Bank was in the adequately capitalized category at both June 30, 2014 and December 31, 2013.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at June 30, 2014 and December 31, 2013 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,828,664	8.52%	$11,106,456	8.00%	$15,271,377	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,080,858	7.26	5,553,228	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,080,858	5.09	7,924,648	4.00	16,839,876	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,420,073	8.48%	$10,769,246	8.00%	$14,807,713	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,723,466	7.22	5,384,623	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,723,466	5.24	7,423,426	4.00	15,774,781	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At June 30, 2014, only $1,747,806 was counted as Tier 2 capital and $993,754 was disallowed. At December 31, 2013, $1,696,607 was counted as Tier 2 capital and $1,113,035 was disallowed.

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

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at June 30, 2014 or December 31, 2010, 2011, 2012 or 2013. Management continues to explore options to raise the capital required for full compliance. At June 30, 2014, a capital contribution of $6,759,000 would have been needed to meet the capital ratios specified in the Consent Order.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2014 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2014 to that at December 31, 2013. The part labeled Results of Operations discusses the three month and six month periods ending June 30, 2014 as compared to the same periods of 2013. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The Company has returned to profitability but the overall banking environment remains challenging particularly from an interest rate standpoint. Economic indicators appear to be getting better. Locally, unemployment rates are declining but definitely remain at elevated levels. At June 30, 2014, unemployment was 7.4% for Muskegon County and 5.8% for Ottawa County which is better than unemployment rates of 9.2% for Muskegon County and 7.2% for Ottawa County at June 30, 2013. Additionally, local property values are generally holding and in some areas increasing.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although these signs of progress in the economic climate are encouraging, the effects of the extended downturn from 2007 through 2011 had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny, as detailed below under the caption “Regulatory Matters.”.

In management’s view the most pressing issue confronting the Company is the need for additional capital or modification of the terms of existing senior debt. As of June 30, 2014, the Company’s has a cash balance of approximately $435,000, which at present is the Company’s only assured source of liquidity due to the regulatory constraints on the Bank’s ability to declared dividends, as described below under the caption “Regulatory Matters.” Despite the improved health of the Bank, in order to remain solvent beyond the first quarter of 2015, The Company will require an infusion of capital prior to the maturity of its senior debt on March 31, 2015 (See Note 11 to the Company’s Consolidated Financial Statements for additional details) e end of the allowable deferral period on its subordinated debentures and associated trust preferred securities on June 30, 2015 (see Note 10 to the Company’s Consolidated Financial Statements for additional details). Management and the Board of Directors are actively seeking financing alternatives, including an infusion of capital or a modification, expansion and extension of the senior debt. Nonetheless, we cannot be certain that we will be successful in these efforts, or we will be able to obtain the required capital or extension of credit.

REGULATORY MATTERS

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2014.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. At present, the Company’s sole liquidity resource is its cash account balance which, as of June 30, 2014, was approximately $435,000.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either June 30, 2014 or December 31, 2013.

Interest and penalties related to unrecognized tax benefits are recognized within the federal income tax expense (benefit) line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Foreclosed Assets. Foreclosed assets are acquired through or instead of loan foreclosure and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. During the time that foreclosed assets are waiting to be sold, there will be occasions that the Bank will need to re-evaluate the individual market values of each asset. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the estimated fair value of the asset at the end of the reporting period. On a quarterly basis, the Bank’s Credit Department analyzes foreclosed asset values to determine the level at which they should be held on the Company’s books.

FINANCIAL CONDITION

Total assets were $197.9 million at June 30, 2014 compared to $190.8 million at December 31, 2013. Asset growth occurring in the first six months of 2014 stemmed from increases to customer deposit accounts, which in turn drove up the Company’s balance on deposit at the FRB and to a lesser extent provided funding for loan growth.

Cash and cash equivalents increased by $6.0 million to $23.1 million at June 30, 2014 from $17.1 million at December 31, 2013. The Bank’s FRB balance increased by $5.0 million from year-end 2013 and was $18.3 million on June 30, 2014. The increase in balance was driven largely by an increase in customer deposit balances. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. The excess funds are expected to be used to fund loans and to repay upcoming time deposit maturities.

The Bank’s security portfolio was $31.2 million at both June 30, 2014 and December 31, 2013. Investment activity in the first six months of the year consisted of maturities, prepayments and calls totaling $4.1 million, purchases totaling $4.7 million and one security sale for $661,000. The sale resulted in a gain of roughly $7,400. The security was sold because it no longer met the criteria of the Bank’s Investment Policy.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s regulatory standing, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources. Accordingly, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable or saleable securities is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At June 30, 2014, 16% of the investment portfolio was unencumbered. This outcome is close to the 15% unpledged position that existed on December 31, 2013.

At June 30, 2014, securities with an amortized cost of $26.1 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements.

Investment portfolio quality has received much scrutiny over the past several years. The value of the portfolio is impacted by national and global economic news. During the first six months of 2014, the investment portfolio went from a net unrealized loss to a net unrealized gain position. The $194,000 change in value was made up of a $201,000 unrealized gain offset by $7,000 of realized gain. Although the portfolio had a net unrealized gain position of $126,000 at June 30, 2014, there were 20 securities with an amortized cost of $12.6 million having an unrealized loss of $124,000; 12 of the 20 had an unrealized loss longer than 12 months.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at June 30, 2014.

Loans held for sale activity during the first six months of 2014 included $2.3 million of loan originations and $2.5 million of loan sales. The associated gain on the loan sales was $65,000. There were $111,000 of loans held for sale at June 30, 2014 and $240,000 held for sale at December 31, 2013. Mortgage loan activity was believed to be negatively affected by the harsh weather in the first three months of 2014. Activity picked up in the second quarter of 2014 but continues to be less than that of the previous year.

Total loans (held for investment) increased $1.1 million and were $132.7 million at June 30, 2014 up from $131.6 million at December 31, 2013. Increases in the commercial and commercial real estate portfolios were largely offset by decreases in nearly every other loan category. At June 30, 2014, the concentration of commercial and commercial real estate loans was 83%; up from a level of 81% at year-end 2013. The outcome is in line with the Bank’s wholesale focus which has been maintained since opening in 1999. Improvement in wholesale lending activity supports management’s belief that the local economy has stabilized substantially and is in fact growing.

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

At June 30, 2014, the allowance for loan losses totaled $2.7 million. At year-end 2013, the allowance for loan losses was $2.8 million. The ratio of allowance to gross loans outstanding decreased to a level of 2.07% at June 30, 2014 compared to 2.14% at year-end 2013.

The allocation of the allowance at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$428,247	38.6%	$339,048	35.7%
Commercial Real Estate	1,468,382	44.0	1,713,193	45.0
Consumer	390,000	6.7	424,824	7.4
Residential	229,779	10.7	227,767	11.9
Unallocated	225,152	N/A	104,810	N/A
Total	$2,741,560	100.0%	$2,809,642	100.0%

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.81% at June 30, 2014, a decrease of 8 basis points from year-end 2013. At year-end 2013, the general component of the allowance for loan losses was 0.89% of total non-specifically identified loans. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

At June 30, 2014, there was $225,000 of unallocated reserves in the allowance for loan losses. Unallocated reserves were $105,000 at December 31, 2013. The increase of $120,000 stemmed primarily from a large recovery of a previously charged off loan. The recovery occurred in the first quarter of 2014.

At June 30, 2014, the allowance contained $1.5 million in specific allocations for impaired loans whereas at December 31, 2013 there was $1.6 million specifically allocated. There was $11.7 million of recorded investment on impaired loans at June 30, 2014 compared to $9.6 million at year-end 2013. The increase stemmed from a large relationship that was impaired during the first quarter of 2014 in a troubled debt restructure transaction. The relationship totaled $2.7 million.

Not all specifically identified loans require an allocation of reserves. In many cases, specifically identified loans have charge-offs since the time of their initial impairment, which reduces principal to the current value of assigned collateral or expected repayment, therefore no further reserve is required. Specifically identified loans requiring no reserves rose to 71% of the recorded investment of total specifically identified loans at June 30, 2014; up from 24% at year-end 2013. At June 30, 2014, the recorded investment on impaired loans requiring no reserves was $8.4 million, an increase of $6.1 million since year-end 2013. Three relationships were responsible for the change. One impaired relationship for $1.6 million required a specific allocation at year-end 2013 but none at March 31, 2014. During the first three months of 2014, the borrower payments reduced principal enough to remove the allocation. The specific allocation associated with the loan was $7,000 at year-end 2013. The second relationship increasing this category was the $2.7 million TDR transaction mentioned above. The third impaired relationship’s recorded investment was $2.2 million and had a specific allocation of $193,000 at year-end 2013. In 2014’s second quarter, the Bank charged off the specific allocation associated with this credit which had been reduced to $164,000. On July 10, 2014, the remaining balance of the loan was paid in full.

Recorded investment on specifically identified loans requiring reserves was $3.4 million at June 30, 2014 compared to $7.3 million at year-end 2013. The $3.9 million decrease in recorded investment stemmed from two of the impaired relationships noted above that no longer required reserves; one due to principal repayment in the first months of the year and the other because of the charge-off taken in the second quarter of the year.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2013 to June 30, 2014, the recorded investment in accruing past due and non-accrual loans increased by $23,000. This was evidenced by a $293,000 increase in the recorded investment in past due loans and a $270,000 decrease in the recorded investment in non-accrual loans since year-end 2013.

The recorded investment of accruing loans past due 30-59 days was $470,000 at June 30, 2014; an increase of $407,000 since December 31, 2013. There were three loans past due 30-59 days at June 30, 2014. One of the loans was paid current in July. The biggest loan, totaling $315,000, was placed on non-accrual in July. The guarantor has filed bankruptcy and the Bank is working with the Bankruptcy Court Trustee to evaluate the real estate collateral associated with the loan.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no accruing loans past due 60-89 days at June 30, 2014. At December 31, 2013 the recorded investment of accruing loans past due 60-89 days was $114,000. One loan past due 60-89 days at year-end is now in the 30-59 day past due category; one loan resulted in a $32,000 charge-off and two small loans were paid in full in the first six months of the year.

There were no accruing loans with a recorded investment past due 90 days and greater at either June 30, 2014 or year-end 2013.

Although the amount of past due loans has increased compared to prior periods, the increase is essentially related to two credits one of which is now current. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate further in future periods.

Non-accrual loans totaled $2.7 million at June 30, 2014 and $3.0 million at year-end 2013. No non-accrual notes are secured by undeveloped real estate. At June 30, 2014, there were specific allocations of $1.1 million in the allowance for any estimated collateral deficiency on non-accrual loans.

The Bank had net charge-offs of $301,000 in the second quarter of 2014 and net charge offs of $68,000 for the first six months of the year. More than 50% of the second quarter charge-offs were related to the $163,000 specific allocation on the impaired loan mentioned earlier. Year-to-date net charge-offs are lower than the total for the second quarter alone due to a $250,000 recovery recorded in the first quarter when the Bank prevailed in a lawsuit related to a previously charged off credit. The ratio of annualized net charge-offs to average loans was 0.90% for the second quarter of 2014 while the ratio of net charge-offs to average loans was 0.10% for the first six months of 2014.

The net charge-offs for the second quarter of 2013 were $15,000 and $96,000 for the first half of 2013. The resulting ratio of net charge-offs to average loans for the second quarter of 2013 was 0.05% and 0.15% for the first six months of the same year.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk[1].

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2014 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$7,052,392	$15,783,466	$20,625,431	$7,756,760	$51,218,049
Commercial Real Estate:
General	4,170,351	7,931,878	38,140,422	6,016,113	56,258,764
Construction	0	1,487,536	615,908	0	2,103,444
Consumer:
Lines of credit	412,141	203,836	2,464,313	3,979,254	7,059,544
Other	56,038	59,374	745,421	504,789	1,365,622
Credit card	53,379	165,407	253,532	0	472,318
Residential	0	258,725	0	13,966,773	14,225,498
	$11,744,301	$25,890,222	$62,845,027	$32,223,689	$132,703,239
Loans at fixed rates	$7,087,147	$13,587,883	$48,445,530	$25,271,077	$94,391,637
Loans at variable rates	4,657,154	12,302,339	14,399,497	6,952,612	38,311,602
	$11,744,301	$25,890,222	$62,845,027	$32,223,689	$132,703,239

At June 30, 2014, there were 71% of the loan balances carrying a fixed rate and 29% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. At June 30, 2014, approximately 24% of the entire loan portfolio had a contractual maturity longer than five years; down from 26% at year-end 2013. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically, it has been shown that loans of this type do not generally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number of loans that are booked into the held for investment portfolio.

Foreclosed assets were $2.5 million at June 30, 2014, which was a decrease of $60,000 since December 31, 2013. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were four lot and four property sales during the first six months of 2014 and four properties were added. There were net gains on the sales of $91,000. At June 30, 2014, foreclosed assets consisted of 23 real estate holdings, the same as at December 31, 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $177.0 million at June 30, 2014 up from $171.9 million at December 31, 2013. The increase stemmed from interest-bearing demand deposits increasing by $6.5 million, money market balances increasing by $2.2 million; the sum of which was partially offset by a $3.9 million decrease in the time deposit portfolio since year-end 2013. Over 70% of the increase in interest-bearing checking balances is from additional funds on deposit by the Bank’s leading public fund customers. Over 40% of the increase in money market balances is from a customer relationship transferring from a demand deposit account to a money market account and the rest is from an increase in the balances of a few public fund customers. Management made a deliberate effort to contract the time deposit during the first half of the year in an effort to reduce excess liquidity at the FRB.

Repurchase agreement balances were $10.0 million at June 30, 2014 and $8.4 million at December 31, 2013; an increase of $1.6 million. The increase between the two period ends was primarily the result of several existing customers increasing their balance since year-end 2013.

Shareholders’ equity was approximately $4.1 million on June 30, 2014. On December 31, 2013, the balance was $3.7 million. The net increase of $391,000 was made up of net income recorded in the first six months of 2014 and an increase in accumulated other comprehensive income (security market value adjustments). The book value per share was $2.76 at June 30, 2014.

The Bank’s total risk-based capital ratio rose since year-end 2013. At June 30, 2014, the Bank’s total risk-based capital ratio was 8.52%. The Bank’s total risk-based capital ratio at December 31, 2013 was 8.48%. Its tier one to average assets ratio declined 15 basis points and was 5.09% at June 30, 2014 compared to 5.24% at year-end 2013. The total risk-based capital ratio improved because of the Bank’s earnings recorded in the first half of 2014. The tier one to average assets ratio declined since year-end 2013 due to the liquidity fluctuation increasing the Bank’s FRB account. The Bank was considered adequately capitalized according to prompt corrective action regulation at both June 30, 2014 and December 31, 2013.

Under the Consent Order, the Bank is required to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at June 30, 2014. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $6,759,000 on June 30, 2014 based on its asset mix and size. This is $708,000 more than the $6,051,000 that would have been needed on December 31, 2013. The increase in average assets since year-end 2013 increased the capital need.

RESULTS OF OPERATIONS

Net income recorded for the first half of 2014 was $213,000; $5.2 million less than net income recorded for the similar period in 2013. The income recorded in the first six months of 2013 stemmed mainly from a $5.3 million gain on debt extinguishment. The corresponding basic and diluted earnings per share for the first six months of 2014 was $0.14. The basic and diluted earnings per share for the first six months of 2013 was $3.66; $3.58 per share of which was attributable to the aforementioned gain on the debt extinguishment.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the second quarter of 2014 was $102,000, which was $27,000 more than net income of $75,000 recorded for the second quarter of 2013. The corresponding basic and diluted earnings per share for the second quarter of 2014 was $0.07. The basic and diluted earnings per share for the second quarter of 2013 was $0.05.

For the first six months of 2014, the annualized return on the Company’s average total assets was 0.22% compared to 5.41% for the first six months of 2013. The annualized return on the Company’s average total assets was greatly impacted by the aforementioned gain on the debt extinguishment occurring in 2013’s first quarter. For the second quarter of 2014, the annualized return on the Company’s average total assets was 0.21%. For the second quarter of 2013, the annualized return on the Company’s average assets was 0.15%.

For the first half of 2014, the annualized return on the Company’s average equity was 10.88%. For the second quarter of 2014, the annualized return on the Company’s average equity was 10.27%. The Company’s average shareholders’ equity became positive in the first quarter of 2013 after recording the $5.3 million debt extinguishment gain on March 20, 2013. The low equity average and the high net income greatly inflated the annualized return on equity results for 2013. For the first six months of 2013, the annualized return on shareholders’ equity was 624.49%. Since the average equity was positive for the entire second quarter of 2013, the annualized return on shareholders’ equity results were normalized at a level of 7.74%.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was less for the first half of 2014 compared to the similar period in 2013 and the net interest margin was lower. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$19,168,887	$23,342	0.24%	$15,403,645	$18,313	0.24%
Securities	30,786,777	229,193	1.49	39,130,885	294,599	1.51
Loans (including held for sale and non accrual)	132,934,642	3,435,813	5.17	131,449,876	3,591,366	5.46
Total interest earning assets	182,890,306	3,688,348	4.03	185,984,406	3,904,278	4.20
Other assets	12,849,633			12,937,183
	$195,739,939			$198,921,589
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$142,257,143	$425,606	0.60%	$143,665,307	$531,050	0.74%
Repurchase agreements	8,809,976	23,967	0.54	10,043,572	29,726	0.59
Subordinated debentures and notes payable	5,780,000	110,094	3.81	5,228,398	88,038	3.37
Total interest bearing liabilities	156,847,119	559,667	0.71	158,937,277	648,814	0.82
Non-interest-bearing deposits	34,206,280			35,032,523
Other liabilities	771,958			3,229,250
Shareholders’ Equity	3,914,582			1,722,539
	$195,739,939			$198,921,589
Net interest income		3,128,681			3,255,464
Net interest spread on earning assets			3.32%			3.38%
Net interest margin on earning assets			3.42%			3.50%
Average interest-earning assets to average interest-bearing liabilities			116.60%			117.02%

The net interest spread on average earning assets decreased 6 basis points to 3.32% in the past twelve months. The net interest margin decreased by 8 basis points from 3.50% for the first six months of 2013 to 3.42% for the first six months of 2014. The net interest income for the first six months of 2014 was $3.1 million compared to a figure of $3.3 million for the same six months in 2013. Additionally, there was a decrease in average earning assets of $3.1 million when comparing the first half of 2014 to the first half of 2013. As a result of having less net interest income and fewer average earning assets, the net interest margin declined. The erosion stemmed primarily from a 17 basis point reduction in the average rate earned on the Company’s earning assets. The decrease was partially offset by an 11 basis point reduction in the yield paid on interest bearing liabilities.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.03% for the six month period ending June 30, 2014 compared to 4.20% for the same period in 2013. The decline was caused by both rate and earning asset composition differences. The average rate earned on deposits at other financial institutions and the securities portfolio remained similar for both periods however, the concentration of these earning assets was different. In 2013’s first half there were more securities and a lower balance on deposit at other financial institutions. In addition to these differences, there was a reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.17% in the first half of 2014, a reduction of 29 basis points compared to the first half of 2013. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to attract new customers and retain current ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. Each rate decision takes into consideration the quality of the loan from an underwriting standpoint. Lower rates are not being automatically offered on renewals or new business. Lower rates are used selectively based on the risk characteristics of the credit.

Decreases to the overall yield on interest earning assets were partially offset by rate reductions on the funding side. Over the past twelve months, the cost of funds improved 11 basis points. The main contributing factor was a 14 basis point improvement in the rate paid on interest bearing deposits when comparing the first six months of 2014 to that of the similar period of 2013; a majority of the improvement was the result of a 16 basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates and longer maturities if the deposits need to be replaced.

Additionally, there were improvements in the average rate paid on repurchase agreements between the first half of 2014 and the first half of 2013. The average rate paid on repurchase agreements was 5 basis points less. Conversely, there were increases to the average rate on subordinated debentures and notes payable. The average rate paid on subordinated debentures and notes payable increased by 44 basis points due to the difference in the rate on notes payable between the two six month periods.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2014 and 2013 is in the table below.

	Three Months ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$20,810,449	$12,742	0.24%	$13,462,955	$7,984	0.24%
Securities	30,401,472	108,815	1.43	37,581,116	137,710	1.47
Loans (including held for sale and non accrual)	133,840,733	1,721,753	5.15	130,752,458	1,714,892	5.25
Total interest earning assets	185,052,654	1,843,310	3.98	181,796,529	1,860,586	4.09
Other assets	13,067,009			13,167,479
	$198,119,663			$194,964,008
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$143,997,385	$210,977	0.59%	$140,808,852	$252,138	0.72%
Repurchase agreements	9,123,899	12,281	0.54	9,970,945	14,512	0.58
Subordinated debentures and notes payable	5,780,000	55,332	3.83	5,780,000	55,321	3.83
Total interest bearing liabilities	158,901,284	278,590	0.70	156,559,797	321,971	0.82
Non-interest-bearing deposits	34,345,083			33,573,462
Other liabilities	915,001			955,554
Shareholders’ Equity	3,979,399			3,875,195
	$198,140,767			$194,964,008
Net interest income		1,564,720			1,538,615
Net interest spread on earning assets			3.28%			3.27%
Net interest margin on earning assets			3.38%			3.39%
Average interest-earning assets to average interest-bearing liabilities			116.46%			116.12%

Net interest income increased $26,000 in the second quarter of 2014 over the similar period in 2013. Accordingly, the net interest spread on average earning assets improved by 1 basis point and was 3.28% compared to a spread of 3.27% for the second quarter of 2013. Conversely, the net interest margin for the second quarter of 2014 decreased 1 basis point against the comparable period in 2013. The net interest margin for the second quarter of 2014 was 3.38% compared to 3.39% for the second quarter of 2013. Although there was an 11 basis point decline in the yield on earning assets between the second quarter of 2014 and the same quarter in 2013, there was also a reduction in yield paid on interest-bearing liabilities of 12 basis points between the same two periods.

The average rate earned on interest earning assets was 3.98% for the three month period ending June 30, 2014, compared to 4.09% for the same period in 2013. The two biggest earning asset categories, securities and loans, each had a decline in yield when comparing the second quarter of 2014 to the similar period of 2013. The 10 basis point reduction to the average rate earned on the loan portfolio was the largest factor in the overall decrease.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Similar to the decrease to the overall yield on interest earning assets, there was a 12 basis point decline in the Company’s cost of funds. The main contributing factor was a 13 basis point improvement in the rate paid on interest bearing deposits when comparing the second quarter of 2014 to that of the similar period in 2013; the entire improvement was linked to a 17 basis point reduction in the average rate paid on the time deposit portfolio between the two periods.

Management will continue to seek ways to improve the cost of funds but it is unlikely that decreases will be enough to offset potential reductions in the average rate earned on earning assets. As such, management expects that the net interest margin may continue to decrease throughout the remaining quarters of 2014.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2014 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$18,381,632	$0	$0	$0	$18,381,632
Securities (including FHLB stock)	2,710,989	4,503,277	20,911,520	3,573,615	31,699,401
Loans held for sale				111,200	111,200
Loans	49,957,079	16,566,053	47,464,501	18,715,606	132,703,239
	71,049,700	21,069,330	68,376,021	22,400,421	182,895,472
Interest-bearing liabilities
Savings and checking	63,287,767	0	0	0	63,287,767
Time deposits <$100,000	11,303,724	22,063,724	37,080,976	0	70,448,424
Time deposits >$100,000	2,271,203	4,676,000	3,053,187	0	10,000,390
Repurchase agreements and Federal funds purchased	10,020,151	0	0	0	10,020,151
Notes payable and other borrowings	4,500,000	1,280,000	0	0	5,780,000
	91,382,845	28,019,724	40,134,163	0	159,536,732
Net asset (liability) repricing gap	$(20,333,145)	$(6,950,394)	$28,241,858	$22,400,421	$23,358,740
Cumulative net asset (liability) repricing gap	$(20,333,145)	$(27,283,539)	$958,319	$23,358,740

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

There was no provision for loan losses for the first two quarters of 2013 or the first two quarters of 2014. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first six months of 2014 was $856,000 compared to $6.1 million recorded for the similar period in 2013. The difference stemmed mainly from a $5.3 million gain on the debt extinguishment. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals including three directors of the Company; Gary F. Bogner, Robert L. Chandonnet, and Bruce J. Essex. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution. At closing, the balance owed was approximately $5.8 million. The extinguishment of debt resulted in a gain of $5.3 million.

Other differences in non-interest income stemmed from gains on the sale of foreclosed assets and residential real estate loans. In the first six months of 2014, foreclosed asset sales netted the Company $91,000 in gains while the foreclosed asset sales for the same period in 2013 resulted in net gains of $44,000. The $47,000 in additional gains on foreclosed asset sales helped to absorb lower than expected gains on the sale of residential real estate loans for the first half of 2014. During the first two quarters of 2014, gains on residential real estate sales were $65,000 and were $62,000 less than the same period in 2013. Although the rate environment continues to be very conducive to mortgage lending activity, the harsh weather in the first quarter and first few months of the second quarter of 2014 is believed to have negatively affected home sales.

Non-interest income for the second quarter of 2014 was $447,000 compared to $427,000 of non-interest income in the second quarter of 2013. Gains on residential real estate loan sales were $38,000 for the second quarter of 2014. For the similar period in 2013, gains on residential loan sales were $60,000. This $22,000 differential was fully negated by increases in other non-interest income, specifically rental income. Rental income received in the second quarter of 2014 was $30,000 more than the second quarter of 2013. In the fourth quarter of 2013, the Bank leased unused space at its Harvey Street location.

Non-interest expenses for the first half of 2014 were $3.8 million; $62,000 less than the total for the first half of 2013. Increases to salary, benefits and data processing expenses were more than offset by decreases to foreclosed asset impairments, equipment depreciation and collection expenses.

Non-interest expenses rounded to $1.9 million for the second quarter of 2014, the same total as the second quarter of 2013. As a result of further improvement in property values, foreclosed assets impairment charges were $47,000 less in the second quarter 2014 compared to the same quarter in 2013. This benefit helped to offset a difference in FDIC insurance premiums between the two quarters. FDIC Insurance expense netted to $51,000 in the second quarter of 2013. The expense for the year ago quarter included a $58,000 accrual adjustment for reduced premiums as a result of an improvement in the Bank’s regulatory capital ratio beginning in the first quarter of 2013.

As a result of the large gain on the extinguishment of debt, the Company recorded income tax expense from operations in the amount of $105,000. This amount represents projected taxable earnings subject to alternative minimum taxation which may fluctuate throughout the year with changes in operating results. Additionally, the gain on the extinguishment of debt may result in a reduction of net operating loss carry forward tax attributes by an estimated $5.3 million.  Even so, the Company’s net operating loss carry forward remaining was over $7 million at year-end 2013.

There was no income tax expense recorded for either the first or second quarter of 2014, however, as a result of the large gain on the extinguishment of debt noted above, the Company recorded income tax expense from operations in the amount of $105,000 in 2013’s first quarter. This amount represented projected taxable earnings subject to alternative minimum taxation.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in the internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2014.

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

Under the terms of the subordinated debentures that the Company issued to the Trust, the Company is precluded from paying cash dividends on the Company's common stock if an event of default has occurred and is continuing under the subordinated debentures, or if the Company has exercised its right to defer payments of interest on the subordinated debentures, until the deferral ends. Commencing in May of 2010, the Company gave notice that it was deferring the regularly scheduled quarterly interest payments on the subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. So until the deferral ends, the terms of the subordinated debentures preclude the Company from paying any dividends on the common stock (see Note 10 to the Company’s Consolidated Financial Statements for additional details). If the Company had any preferred stock outstanding, it would similarly be precluded from paying any dividend on the preferred stock.

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

COMMUNITY SHORES BANK CORPORATION

August 14, 2014	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 14, 2014	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 65 -