Form 10-Q
period 2014-09-30
COMMUNITY SHORES BANK CORP
filed 2014-11-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 _______________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ________________________

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

☐ Yes ☒No

At November 11, 2014, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$2,622,656	$3,758,535
Interest-bearing deposits in other financial institutions	13,762,943	13,374,206
Total cash and cash equivalents	16,385,599	17,132,741
Securities available for sale (at fair value)	32,879,110	31,230,246
Loans held for sale	260,500	240,055
Loans	128,823,229	131,554,244
Less: Allowance for loan losses	1,977,232	2,809,642
Net loans	126,845,997	128,744,602
Federal Home Loan Bank stock (at cost)	450,800	450,800
Premises and equipment, net	9,139,860	9,145,467
Accrued interest receivable	457,032	466,538
Foreclosed assets	2,131,846	2,558,299
Other assets	979,823	810,590
Total assets	$189,530,567	$190,779,338
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$32,316,595	$33,313,136
Interest-bearing	135,791,065	138,626,729
Total deposits	168,107,660	171,939,865
Federal funds purchased and repurchase agreements	10,767,084	8,428,046
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	1,280,000
Accrued expenses and other liabilities	921,268	968,558
Total liabilities	185,576,012	187,116,469
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(9,022,763)	(9,276,599)
Accumulated other comprehensive loss	(319,373)	(357,223)
Total shareholders’ equity	3,954,555	3,662,869
Total liabilities and shareholders’ equity	$189,530,567	$190,779,338

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$1,633,617	$1,701,576	$5,069,430	$5,292,942
Securities	108,848	127,222	338,041	421,821
Federal funds sold, FHLB dividends and other income	13,335	8,283	36,677	26,596
Total interest and dividend income	1,755,800	1,837,081	5,444,148	5,741,359
Interest expense
Deposits	201,672	226,945	627,278	757,995
Repurchase agreements, federal funds purchased, and other debt	12,974	14,193	36,941	43,919
Federal Home Loan Bank advances and notes payable	56,078	55,947	166,172	143,985
Total interest expense	270,724	297,085	830,391	945,899
Net Interest Income	1,485,076	1,539,996	4,613,757	4,795,460
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,485,076	1,539,996	4,613,757	4,795,460
Non-interest income
Service charges on deposit accounts	139,561	152,341	436,282	463,644
Gain on sale of loans	38,182	39,602	102,892	166,766
Gain on sale of foreclosed assets	38,821	136,786	129,353	181,163
Gain on the extinguishment of debt	0	0	0	5,262,653
Other	219,099	162,479	622,964	480,204
Total non-interest income	435,663	491,208	1,291,491	6,554,430
Non-interest expense
Salaries and employee benefits	957,730	952,400	2,875,631	2,779,445
Occupancy	154,353	168,241	479,760	484,510
Furniture and equipment	82,512	96,796	238,944	294,995
Advertising	13,586	11,427	34,899	35,538
Data processing	171,239	156,105	492,943	456,844
Professional services	113,037	63,357	284,141	268,169
Foreclosed asset impairment	0	32,791	70,028	141,531
FDIC insurance	115,577	107,123	329,178	331,191
Other	271,793	318,616	845,888	948,521
Total non-interest expense	1,879,827	1,906,856	5,651,412	5,740,744
Income Before Federal Income Taxes	40,912	124,348	253,836	5,609,146
Federal income tax expense	0	0	0	105,000
Net Income	$40,912	$124,348	$253,836	$5,504,146
Basic average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic earnings per share	$0.03	$0.08	$0.17	$3.75
Diluted earnings per share	$0.03	$0.08	$0.17	$3.75

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30,2014	September 30, 2013

Net income	$40,912	$124,348	$253,836	$5,504,146

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(123,981)	50,370	46,044	(494,691)
Less reclassification adjustments for unrealized gains later recognized in income	0	0	(7,409)[1]	0
	(123,981)	50,370	38,635	(494,691)
Tax effect	(16,396)	0	(785)	0
Total other comprehensive income (loss)	(140,377)	50,370	37,850	(494,691)

Comprehensive income (loss)	$(99,465)	$174,718	$291,686	$5,009,455

1 Appears on condensed consolidated statement of income as a gain on sale of securities.

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2013	1,468,800	$13,296,691	$(14,816,593)	$280,806	$(1,239,096)

Net income			5,504,146		5,504,146
Other comprehensive loss				(494,691)	(494,691)

Balance at September 30, 2013	1,468,800	$13,296,691	$(9,312,447)	$(213,885)	$3,770,359

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			253,836		253,836
Other comprehensive income				37,850	37,850

Balance at September 30, 2014	1,468,800	$13,296,691	$(9,022,763)	$(319,373)	$3,954,555

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$253,836	$5,504,146
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	257,940	308,010
Net amortization of securities	222,327	287,298
Net realized gain on sale of securities	(7,409)	0
Net realized gain on sale of loans	(102,892)	(166,766)
Net realized gain on sale of foreclosed assets	(129,353)	(181,163)
Net realized gain on sale of premises and equipment	0	(1,000)
Net realized gain on the extinguishment of debt	0	(5,262,653)
Foreclosed asset impairment	70,028	141,531
Originations of loans for sale	(3,831,981)	(7,291,857)
Proceeds from loan sales	3,914,428	7,617,841
Net change in:
Accrued interest receivable and other assets	(160,512)	(33,408)
Accrued interest payable and other liabilities	(47,290)	31,850
Net cash from operating activities	439,122	953,829
Cash flows from investing activities
Activity in available for sale securities:
Sales	661,182	0
Maturities, prepayments and calls	5,222,839	7,177,793
Purchases	(7,709,168)	0
Loan originations, net	1,601,268	2,051,555
Additions to premises and equipment, net	(252,333)	(55,476)
Proceeds from the disposal of equipment	0	1,000
Proceeds from the sale of foreclosed assets	783,115	760,328
Net cash from investing activities	306,903	9,935,200
Cash flows from financing activities
Net change in deposits	(3,832,205)	(20,608,034)
Net change in federal funds purchased (sold) and repurchase agreements	2,339,038	(1,217,685)
Other borrowing activity:
Repayment of note payable	0	(500,000)
Issuance of senior debt	0	1,280,000
Net cash (used in) financing activities	(1,493,167)	(21,045,719)
Net change in cash and cash equivalents	(747,142)	(10,156,690)
Beginning cash and cash equivalents	17,132,741	20,297,115
Ending cash and cash equivalents	$16,385,599	$10,140,425
Supplemental cash flows information:
Cash paid during the period for interest	$748,202	$864,706
Cash paid during the period for federal income tax	86,000	0
Transfers from loans to foreclosed assets	346,837	614,485
Transfers from loans held for sale to portfolio	0	5,881,651
Foreclosed asset sales financed by the Bank	49,500	14,333

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2014 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2013. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first three quarters of 2014.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company continued its trend of profitability, reporting consolidated earnings of $254,000 or $0.17 per common share for the first nine months of 2014 and $41,000 or $0.03 per common share for the third quarter of 2014. Conversely, total assets declined slightly as a result of loan repayments and a like reduction in customer deposits. Through earnings and a reduction in risk-weighted assets since year-end 2013, the total risk-based capital ratio of the Bank grew 43 basis points to 8.91%. The Bank continues to be considered adequately capitalized according to regulatory capital standards.

In spite of the improved financial outcome for the last several quarters, the Company remains subject to additional regulatory scrutiny, as described immediately below, following significant consolidated losses from 2007 through 2011, which resulted primarily from deteriorating asset quality during that recessionary period.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. At present, the Company’s sole liquidity resource is its cash account balance which, as of September 30, 2014, was approximately $373,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at September 30, 2014 and at December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value

US Treasury	$2,514,385	$14,287	$0	$2,528,672
US Government and federal agency	15,208,298	60,363	(32,463)	15,236,198
Municipals	1,060,673	7,524	0	1,068,197
Mortgage-backed and collateralized mortgage obligations– residential	14,093,444	118,377	(165,778)	14,046,043
	$32,876,800	$200,551	$(198,241)	$32,879,110

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

US Treasury	$2,525,481	$16,551	$0	$2,542,032
US Government and federal agency	15,823,511	90,497	(46,602)	15,867,406
Municipals	1,563,394	27,747	0	1,591,141
Mortgage-backed and collateralized mortgage obligations– residential	11,354,185	132,797	(257,315)	11,229,667
	$31,266,571	$267,592	$(303,917)	$31,230,246

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2014:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,529,499	$4,556,097
Due from one to five years	14,253,857	14,276,970
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	14,093,444	14,046,043
	$32,876,800	$32,879,110

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2014 and December 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$3,007,905	$(8,883)	$2,962,330	$(23,580)	$5,970,235	$(32,463)
Mortgage-backed and collateralized mortgage obligations - residential	5,328,656	(37,443)	4,830,438	(128,335)	10,159,094	(165,778)
	$8,336,561	$(46,326)	$7,792,768	$(151,915)	$16,129,329	$(198,241)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,439,145	$(38,342)	$1,031,280	$(8,260)	$3,470,425	$(46,602)
Mortgage-backed and collateralized mortgage obligations - residential	5,604,925	(191,440)	1,473,265	(65,875)	7,078,190	(257,315)
	$8,044,070	$(229,782)	$2,504,545	$(74,135)	$10,548,615	$(303,917)

There was one security sold in the nine months ended September 30, 2014. Proceeds from the sale were $661,182 with a gain of $7,409 realized. No securities were sold in the three months ended September 30, 2014. No securities were sold in the nine or three months ended September 30, 2013.

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

At September 30, 2014, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At September 30, 2014, 28 debt securities had unrealized losses with aggregate depreciation of 1.21% from the amortized cost basis. Six of the 28 securities are issued by government agencies and 22 are issued by a government-sponsored entity. It is more likely than not that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Outstanding loan balances by portfolio segment and class at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Commercial	$49,539,436	$47,081,426
Commercial Real Estate:
General	53,694,501	57,101,939
Construction	2,080,928	2,065,308
Consumer:
Lines of credit	6,557,112	7,737,439
Other	1,537,576	1,560,384
Credit card	459,859	451,009
Residential	15,011,126	15,611,082
Net deferred loan fees	(57,309)	(54,343)
	128,823,229	131,554,244
Less: Allowance for loan losses	(1,977,232)	(2,809,642)
Loans, net	$126,845,997	$128,744,602

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2014 and 2013 by portfolio segment:

Three Months Ended September 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560
Charge-offs	(2,929)	(777,974)	(5,966)	0	0	(786,869)
Recoveries	18,300	0	4,241	0	0	22,541
Provision for loan losses	13,682	97,769	(67,709)	(27,417)	(16,325)	0
Ending balance	$457,300	$788,177	$320,566	$202,362	$208,827	$1,977,232

Three Months Ended September 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$439,993	$1,920,587	$419,511	$157,406	$349,777	$3,287,274
Charge-offs	(25,794)	0	(225,308)	(193,596)	0	(444,698)
Recoveries	19,656	0	7,804	0	0	27,460
Provision for loan losses	(51,133)	(105,707)	209,672	250,712	(303,544)	0
Ending balance	$382,722	$1,814,880	$411,679	$214,522	$46,233	$2,870,036

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Nine Months Ended September 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	(23,819)	(941,666)	(54,690)	(115,585)	0	(1,135,760)
Recoveries	277,250	2,557	23,543	0	0	303,350
Provision for loan losses	(135,179)	14,093	(73,111)	90,180	104,017	0
Ending balance	$457,300	$788,177	$320,566	$202,362	$208,827	$1,977,232

Nine Months Ended September 30, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,198	$2,266,302	$331,459	$203,018	$0	$3,382,977
Charge-offs	(66,047)	(25,025)	(263,905)	(248,195)	0	(603,172)
Recoveries	75,856	0	14,375	0	0	90,231
Provision for loan losses	(209,285)	(426,397)	329,750	259,699	46,233	0
Ending balance	$382,722	$1,814,880	$411,679	$214,522	$46,233	$2,870,036

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2014 and December 31, 2013:

September 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$115,089	$387,378	$179,233	$98,680	$0	$780,380
Collectively evaluated for impairment	342,211	400,799	141,333	103,682	0	988,025
Unallocated	0	0	0	0	208,827	208,827
Total ending allowance balance	$457,300	$788,177	$320,566	$202,362	$208,827	$1,977,232

Loans:
Individually evaluated for impairment	$1,838,347	$6,718,604	$390,321	$854,868	$0	$9,802,140
Collectively evaluated for impairment	47,800,175	49,147,281	8,194,340	14,201,045	0	119,342,841
Total ending loans balance	$49,638,522	$55,865,885	$8,584,661	$15,055,913	$0	$129,144,981

December 31, 2013	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28,705	$1,302,677	$191,887	$87,635	$0	$1,610,904
Collectively evaluated for impairment	310,343	410,516	232,937	140,132	0	1,093,928
Unallocated	0	0	0	0	104,810	104,810
Total ending allowance balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642

Loans:
Individually evaluated for impairment	$1,165,730	$6,784,821	$518,428	$1,127,955	$0	$9,596,934
Collectively evaluated for impairment	46,016,674	52,490,365	9,267,130	14,524,492	0	122,298,661
Total ending loans balance	$47,182,404	$59,275,186	$9,785,558	$15,652,447	$0	$131,895,595

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
September 30, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,451,607	$1,448,079	$0
Commercial Real Estate:
General	5,126,153	5,191,046	0
Construction	0	0	0
Consumer:
Lines of credit	0	0	0
Other	557	557	0
Credit card	0	0	0
Residential	247,003	311,867	0
Subtotal	$6,825,320	$6,951,549	$0

With a related allowance recorded:
Commercial	$386,740	$398,973	$115,089
Commercial Real Estate:
General	1,592,451	2,330,203	387,378
Construction	0	0	0
Consumer:
Lines of credit	375,403	374,635	164,908
Other	14,361	14,325	14,325
Credit card	0	0	0
Residential	607,865	614,425	98,680
Subtotal	$2,976,820	$3,732,561	$780,380
Total	$9,802,140	$10,684,110	$780,380

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2013	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,049,046	$1,059,514	$0
Commercial Real Estate:
General	714,377	744,958	0
Construction	0	0	0
Consumer:
Lines of credit	107,750	255,128	0
Other	47,106	109,603	0
Credit card	0	0	0
Residential	343,859	554,300	0
Subtotal	$2,262,138	$2,723,503	$0
With a related allowance recorded:
Commercial	$116,684	$116,194	$28,705
Commercial Real Estate:
General	6,070,444	6,069,393	1,302,677
Construction	0	0	0
Consumer:
Lines of credit	296,004	294,323	155,095
Other	67,568	67,406	36,792
Credit card	0	0	0
Residential	784,096	791,471	87,635
Subtotal	$7,334,796	$7,338,787	$1,610,904
Total	$9,596,934	$10,062,290	$1,610,904

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans, from a past due and accrual status, and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,354,845	$12,205	$9,913
Commercial Real Estate:
General	5,165,179	64,547	63,255
Construction	0	0	0
Consumer:
Lines of credit	64,792	0	0
Other	622	0	0
Credit card	0	0	0
Residential	248,415	0	0
Subtotal	$6,833,853	$76,752	$73,168

With a related allowance recorded:
Commercial	$501,237	$4,522	$4,522
Commercial Real Estate:
General	1,680,955	0	0
Construction	0	0	0
Consumer:
Lines of credit	315,554	4,583	4,570
Other	28,996	0	0
Credit card	0	0	0
Residential	608,613	7,791	5,898
Subtotal	$3,135,355	$16,896	$14,990
Total	$9,969,208	$93,648	$88,158

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2013	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,104,010	$7,911	$5,315
Commercial Real Estate:
General	2,343,382	26,440	26,440
Construction	0	0	0
Consumer:
Lines of credit	7,159	0	0
Other	42,295	0	0
Credit card	0	0	0
Residential	292,817	563	563
Subtotal	$3,789,663	$34,914	$32,318

With a related allowance recorded:
Commercial	$133,788	$1,493	$1,493
Commercial Real Estate:
General	4,513,623	30,960	30,960
Construction	0	0	0
Consumer:
Lines of credit	286,416	2,953	2,296
Other	62,352	476	474
Credit card	0	0	0
Residential	560,146	4,879	3,677
Subtotal	$5,556,325	$40,761	$38,900
Total	$9,345,988	$75,675	$71,218

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,139,932	$27,048	$24,756
Commercial Real Estate:
General	4,505,766	178,618	168,296
Construction	0	0	0
Consumer:
Lines of credit	89,827	0	0
Other	8,454	268	0
Credit card	0	0	0
Residential	357,249	0	0
Subtotal	$6,101,228	$205,934	$193,052

With a related allowance recorded:
Commercial	$913,524	$11,440	$11,440
Commercial Real Estate:
General	3,602,123	0	0
Construction	0	0	0
Consumer:
Lines of credit	303,475	13,259	12,717
Other	42,522	38	0
Credit card	0	0	0
Residential	637,301	23,119	18,252
Subtotal	$5,498,945	$47,856	$42,409
Total	$11,600,173	$253,790	$235,461

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2013	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,406,983	$28,936	$26,460
Commercial Real Estate:
General	2,369,993	78,459	78,459
Construction	0	0	0
Consumer:
Lines of credit	60,136	0	0
Other	26,438	0	0
Credit card	0	0	0
Residential	191,531	1,671	1,671
Subtotal	$4,055,081	$109,066	$106,590

With a related allowance recorded:
Commercial	$326,595	$13,895	$13,540
Commercial Real Estate:
General	4,517,192	92,370	92,370
Construction	0	0	0
Consumer:
Lines of credit	183,031	6,696	5,141
Other	92,557	1,411	1,411
Credit card	299	0	0
Residential	513,278	14,479	10,988
Subtotal	$5,632,952	$128,851	$123,450
Total	$9,688,033	$237,917	$230,040

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$49,621,996	$49,621,996
Commercial Real Estate:
General	0	0	0	0	51,744,880	51,744,880
Construction	0	0	0	0	2,083,146	2,083,146
Consumer:
Lines of credit	118,137	0	0	118,137	6,369,110	6,487,247
Other	3,477	0	0	3,477	1,537,198	1,540,675
Credit card	7,811	0	0	7,811	452,048	459,859
Residential	0	266,792	0	266,792	14,575,662	14,842,454
Total	$129,425	$266,792	$0	$396,217	$126,384,040	$126,780,257

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$16,526	$16,526
Commercial Real Estate:
General	0	0	499,476	499,476	1,538,383	2,037,859
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	93,803	93,803	0	93,803
Other	398	0	2,679	3,077	0	3,077
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	213,459	213,459
Total	$398	$0	$595,958	$596,356	$1,768,368	$2,364,724

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2013:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$47,146,126	$47,146,126
Commercial Real Estate:
General	0	0	0	0	54,827,857	54,827,857
Construction	0	0	0	0	2,071,737	2,071,737
Consumer:
Lines of credit	0	101,022	0	101,022	7,640,301	7,741,323
Other	1,583	10,824	0	12,407	1,500,086	1,512,493
Credit card	0	0	0	0	451,009	451,009
Residential	62,333	2,241	0	64,574	15,098,466	15,163,040
Total	$63,916	$114,087	$0	$178,003	$128,735,582	$128,913,585

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$36,278	$36,278
Commercial Real Estate:
General	0	0	0	0	2,375,592	2,375,592
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	25,568	25,568	0	25,568
Other	0	25,360	0	25,360	29,805	55,165
Credit card	0	0	0	0	0	0
Residential	97,482	0	224,185	321,667	167,740	489,407
Total	$97,482	$25,360	$249,753	$372,595	$2,609,415	$2,982,010

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $732,128 of specific reserves on $7,820,822 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and $1,539,865 on $8,452,163 of unpaid principal balance of loans as of December 31, 2013. At September 30, 2014, the Company had an additional $176,714 in performing loans outstanding to one of those customers. As of December 31, 2013, there was $180,557 committed to one customer.

In the three month period ended September 30, 2014, there were no loans modified as troubled debt restructurings and no charge-offs as part of a troubled debt restructuring.

For the nine month period ended September 30, 2014 the loans modified as troubled debt restructurings are shown below.

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2014	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$249,249	$275,116
Commercial Real Estate:	1	2,413,000	2,413,000
General
Total	2	$2,662,249	$2,688,116

In the nine month period ending September 30, 2014, the modifications involved financing concessions on amortizing notes ranging from 10 months to 12 months however, there were no charge-offs related to the troubled debt restructurings.

In the nine month period ending September 30, 2014, an additional $48,000 of specific reserves were established on loans modified as troubled debt restructurings since year-end 2013.

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

In the nine month period ended September 30, 2013, there were $9,711 of charge-offs related to troubled debt restructuring arrangements and an additional $38,913 of specific reserves were established on these troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three and nine month periods ended September 30, 2014 there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. The payment default occurred in the second quarter. Below is a table which presents that loan by class:

		Recorded Investment
	Number of Loans	at time of default
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	1	$196,340
Total	1	$196,340

The troubled debt restructuring that subsequently defaulted described above did not result in any additional charge-offs and there were no specific reserves on the remaining balance as of September 30, 2014.

For the three and nine month periods ending September 30, 2013 there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
1	$16,001	$0	$0	$0	$0	$0
2	0	94,676	0	0	0	0
3	9,905,657	8,623,409	5,871,715	5,524,989	0	0
4	15,028,905	13,898,810	21,490,412	18,675,411	364,140	441,114
5	18,675,266	17,539,364	16,573,291	20,604,611	327,069	233,302
5M	2,849,564	4,255,639	4,462,085	5,114,931	1,391,937	1,397,321
6	1,689,407	1,699,009	3,085,397	4,908,058	0	0
7	1,457,131	1,052,903	626,924	229,576	0	0
8	16,591	18,594	1,672,915	2,145,873	0	0
Total	$49,638,522	$47,182,404	$53,782,739	$57,203,449	$2,083,146	$2,071,737

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2014 and December 31, 2013:

	Residential
	September 30,	December 31,
	2014	2013
Performing	$14,201,046	$14,524,492
Impaired	854,867	1,127,955
Total	$15,055,913	$15,652,447

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$6,205,733	$7,363,137	$1,528,834	$1,452,984	$459,859	$451,009
Impaired	375,317	403,754	14,918	114,674	0	0
Total	$6,581,050	$7,766,891	$1,543,752	$1,567,658	$459,859	$451,009

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at September 30:

	September 30,	September 30,
	2014	2013
Beginning of year	$2,558,299	$2,806,781
Additions	346,837	614,485
Reductions from sales	(703,262)	(593,498)
Direct write-downs	(70,028)	(141,531)
End of period	$2,131,846	$2,686,237

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$121,921	$189,268

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Land & land improvements	$4,701,611	$4,700,464
Buildings & building improvements	6,214,970	6,201,507
Furniture, fixtures and equipment	3,576,335	3,864,940
	14,492,916	14,766,911
Less: accumulated depreciation	5,353,056	5,621,444
	$9,139,860	$9,145,467

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Non-interest-bearing DDA	$32,316,595	$33,313,136
Interest-bearing DDA	29,805,564	24,861,560
Money market	22,792,147	19,202,665
Savings	12,429,737	10,214,719
Time, under $100,000	61,606,343	74,352,652
Time, over $100,000	9,157,274	9,995,133
Total Deposits	$168,107,660	$171,939,865

There were no brokered deposits at either September 30, 2014 or December 31, 2013. Since the Bank was not categorized as “well capitalized” at September 30, 2014 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted entirely of repurchase agreements in 2014 and 2013. Information regarding repurchase agreements at September 30, 2014 and December 31, 2013 is summarized below:

Repurchase
Agreements

Outstanding at September 30, 2014	$10,767,084
Average interest rate at period end	0.49%
Average balance during period	9,250,418
Average interest rate during period	0.53%
Maximum month end balance during period	10,767,084

Outstanding at December 31, 2013	$8,428,046
Average interest rate at year-end	0.56%
Average balance during year	9,706,847
Average interest rate during year	0.58%
Maximum month end balance during year	10,878,256

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,292,164. Each borrowing requires a direct pledge of securities and or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a carrying value of $7,494,597 pledged at September 30, 2014 and $3,709,600 pledged at year-end 2013. The Bank had no outstanding borrowings with the FHLB at either September 30, 2014 or December 31, 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL HOME LOAN BANK BORROWINGS (Continued)

At September 30, 2014, the Bank used a portion of the residential loans pledged to the Federal Home Loan Bank to collateralize a $2,000,000 overdraft line of credit. At September 30, 2014, there was no balance outstanding on the line of credit.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.28% at September 30, 2014 and 2.30% at December 30, 2013. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

The terms of the subordinated debentures, the trust preferred securities and the agreements under which they were issued, give the Company the right, from time to time, to defer payment of interest for up to 20 consecutive quarters, unless certain specified events of default have occurred and are continuing. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on the trust preferred securities. In May 2010, the Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. The Company has exercised its option to defer each regularly scheduled interest payment since that time. The Company’s deferral of interest does not constitute an event of default.

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will become immediately due and payable. The 20th quarter of the allowable deferral period will be March 30, 2015 making all accrued and unpaid interest due on June 30, 2015. The accrued interest payable on the subordinated debentures was $532,560 at September 30, 2014, and $444,042 at December 31, 2013 and is included in accrued interest expense and other liabilities on the consolidated balance sheets at September 30, 2014 and December 31, 2013.

The indenture under which the subordinated debentures were issued prohibits certain actions by the Company during the deferral period. Among other things, during the deferral period and subject to certain exceptions, the Company is prohibited from declaring or paying any dividends or distributions on, or redeeming, purchasing, acquiring or making any liquidation payment with respect to, any shares of its capital stock. Additionally, under the FRB Written Agreement, issued December 16, 2010, the Company, without prior FRB approval, is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution1. The remaining proceeds of the senior debt are being used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note matures on March 31, 2015. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at September 30, 2014 was approximately $26,000. The entire interest balance due was paid on October 1, 2014.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014	December 31, 2013

Unused lines of credit and letters of credit	$23,358,957	$22,576,236
Commitments to make loans	3,379	243,721

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Available for sale securities:
US Treasury	$2,528,672	$2,528,672	$0	$0
US Government and federal agency	15,236,198	0	15,236,198	0
Municipals	1,068,198	0	1,068,198	0
Mortgage-backed and collateralized mortgage obligations– residential	14,046,042	0	14,046,042	0
Total	$32,879,110	$2,528,672	$30,350,438	$0

Servicing assets	$34,699	$0	$34,699	$0

December 31, 2013
Available for sale securities:
US Treasury	$2,542,032	$2,542,032	$0	$0
US Government and federal agency	15,867,406	0	15,867,406	0
Municipals	1,591,141	0	1,591,141	0
Mortgage-backed and collateralized mortgage obligations– residential	11,229,667	0	11,229,667	0
Total	$31,230,246	$2,542,032	$28,688,214	$0

Servicing assets	$37,217	$0	$37,217	$0

There were no transfers between levels during the third quarter of 2014 or 2013.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2014 and December 31, 2013:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Impaired loans[1]:	$5,522,189	$0	$0	$5,522,189
Foreclosed assets:	2,131,846	0	0	2,131,846
Total	$7,654,035	$0	$0	$7,654,035

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Impaired loans[1]:	$6,645,389	$0	$0	$6,645,389
Foreclosed assets:	2,558,299	0	0	2,558,299
Total	$9,203,688	$0	$0	$9,203,688

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
	Carrying	at September 30, 2014
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$16,386	$16,386	$0	$0	$16,386
Loans held for sale	261	0	265	0	265
Loans, net (including impaired)	126,846	0	0	123,068	123,068
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	457	12	123	322	457

Financial liabilities
Deposits	168,108	90,231	70,994	0	161,225
Federal funds purchased and repurchase agreements	10,767	0	10,767	0	10,767
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	589	5	25	159	189

		Fair Value Measurements
	Carrying	at December 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,133	$17,133	$0	$0	$17,133
Loans held for sale	240	0	246	0	246
Loans, net (including impaired)	128,745	0	0	122,235	122,235
FHLB stock	451	N/A	N/A	N/A	N/A
Accrued interest receivable	467	8	117	342	467

Financial liabilities
Deposits	171,940	79,596	84,785	0	164,381
Federal funds purchased and repurchase agreements	8,428	0	8,428	0	8,428
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	506	4	32	137	173

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

The realization of the Company’s deferred tax assets is largely dependent upon the ability to generate future income. Although the Company recognized a profit in 2012, 2013 and the first three quarters of 2014, there must be a consistent trend of operational profitability in order to support the realization of deferred tax assets. The full valuation allowance against deferred tax assets may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer required. The Company will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.

As a result of the large gain on the extinguishment of debt in 2013, the Company recorded income tax expense from operations in the amount of $105,000. This amount represented projected taxable earnings subject to alternative minimum taxation which may fluctuate in future periods with changes in operating results.

There were no unrecognized tax benefits at September 30, 2014 and December 31, 2013, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months.

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

The Bank was in the adequately capitalized category at both September 30, 2014 and December 31, 2013.

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at September 30, 2014 and December 31, 2013 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,888,348	8.91%	$10,676,266	8.00%	$14,679,866	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,216,366	7.66	5,338,133	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,216,366	5.22	7,823,512	4.00	16,624,964	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$11,420,073	8.48%	$10,769,246	8.00%	$14,807,713	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	9,723,466	7.22	5,384,623	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	9,723,466	5.24	7,423,426	4.00	15,774,781	8.50

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At September 30, 2014, only $1,671,982 was counted as Tier 2 capital and $305,250 was disallowed. At December 31, 2013, $1,696,607 was counted as Tier 2 capital and $1,113,035 was disallowed.

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

Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement at September 30, 2014 or December 31, 2010, 2011, 2012 or 2013. Management continues to explore options to raise the capital required for full compliance. At September 30, 2014, a capital contribution of $6,409,000 would have been needed to meet the capital ratios specified in the Consent Order.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2014 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2014 to that at December 31, 2013. The part labeled Results of Operations discusses the three month and nine month periods ending September 30, 2014 as compared to the same periods of 2013. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The Company has returned to profitability but the overall banking environment remains challenging particularly from an interest rate standpoint. Economic indicators appear to be getting better. Locally, unemployment rates are declining but definitely remain at elevated levels. At September 30, 2014, unemployment was 6.1% for Muskegon County and 4.5% for Ottawa County which is better than unemployment rates of 8.5% for Muskegon County and 6.2% for Ottawa County at September 30, 2013. Additionally, local property values are generally holding and in some areas increasing.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although these signs of progress in the economic climate are encouraging, the effects of the extended downturn from 2007 through 2011 had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny, as detailed below under the caption “Regulatory Matters.”

In management’s view the most pressing issue confronting the Company is the need for additional capital. As of September 30, 2014, the Company has a cash balance of approximately $373,000, which at present is the Company’s only assured source of liquidity due to the regulatory constraints on the Bank’s ability to declare dividends, as described below under the caption “Regulatory Matters.” Despite the improved health of the Bank, in order to remain solvent beyond the first quarter of 2015, the Company will require either an infusion of capital or a renegotiation of terms prior to the maturity of its senior debt on March 31, 2015 (See Note 11 to the Company’s Consolidated Financial Statements for additional details) and its deferred interest on its subordinated debentures and associated trust preferred securities which comes due on June 30, 2015 (see Note 10 to the Company’s Consolidated Financial Statements for additional details). Management and the Board of Directors are actively seeking financing alternatives, including an infusion of capital and a modification, expansion or extension of the senior debt. Regulatory approval will be required in order amend our senior debt and in order to use the proceeds of any capital that we raise to pay deferred interest on our trust preferred securities.  For additional details, see the section captioned “Regulatory Matters” below. Nonetheless, we cannot be certain that we will be successful in these efforts, or we will be able to obtain the required capital, extension of credit or regulatory approval.

REGULATORY MATTERS

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2014.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. At present, the Company’s sole liquidity resource is its cash account balance which, as of September 30, 2014, was approximately $373,000.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either September 30, 2014 or December 31, 2013.

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

FINANCIAL CONDITION

Total assets were $189.5 million at September 30, 2014 compared to $190.8 million at December 31, 2013. The slight asset decline occurring in the first nine months of 2014 stemmed from loan repayments which funded decreases to customer deposit accounts.

Cash and cash equivalents decreased by $747,000 to $16.4 million at September 30, 2014 from $17.1 million at December 31, 2013. The Bank’s non-interest bearing correspondent bank balance was responsible for the decline. The FRB balance is the largest component of cash and cash equivalents and was over $13 million at both period ends. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. The excess funds are expected to be used to fund loans or to repay a portion of upcoming time deposit maturities.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s security portfolio was $32.9 million at September 30, 2014 and $31.2 million at December 31, 2013. Investment activity in the first nine months of the year consisted of maturities, prepayments and calls totaling $5.2 million, purchases totaling $7.7 million and one security sale for $661,000. The sale resulted in a gain of roughly $7,400. The security was sold because it no longer met the criteria of the Bank’s Investment Policy.

The securities portfolio is a key source of liquidity for the Bank. Given the Bank’s regulatory standing, off-balance-sheet borrowing facilities are significantly limited, forcing the Bank to resort to on-balance-sheet sources. Accordingly, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable or saleable securities is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At September 30, 2014, 20% of the investment portfolio was unencumbered. This outcome is higher than the 15% unpledged position that existed on December 31, 2013. In the third quarter of 2014, $3 million of securities were purchased to cover future pledging needs due to contractual maturities within the next 90 days.

At September 30, 2014, securities with an amortized cost of $26.2 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements.

Investment portfolio quality has received much scrutiny over the past several years. The value of the portfolio is impacted by national and global economic news. During the first nine months of 2014, the investment portfolio went from a net unrealized loss to a net unrealized gain position. The $38,000 change in value was made up of a $46,000 unrealized gain offset by $7,000 of realized gain and estimated taxes of $1,000. Although the portfolio had a net unrealized gain position of $2,000 at September 30, 2014, there were 28 securities with an amortized cost of $16.3 million having an unrealized loss of $198,000; 12 of the 28 had an unrealized loss longer than 12 months however, none were determined to have other than temporary impairment.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at September 30, 2014.

Loans held for sale activity during the first nine months of 2014 included $3.8 million of loan originations and $3.9 million of loan sales. The associated gain on the loan sales was $103,000. There were $261,000 of loans held for sale at September 30, 2014 and $240,000 held for sale at December 31, 2013. Mortgage lending activity related to refinancing is flat. A majority of the Bank’s mortgage lending activity in 2014 has been driven by purchases. Although mortgage rates continue to be low, the extended duration of the low rate environment has afforded a large share of customers the opportunity to refinance.

Total loans (held for investment) decreased $2.8 million and were $128.8 million at September 30, 2014 down from $131.6 million at December 31, 2013. Large decreases in the commercial real estate, consumer and residential portfolios were somewhat offset by increases in the commercial portfolio. Two large loans repaid, one was impaired at year-end 2013 and one impaired loan was reduced as a result of a charge off of the specifically allocated portion. The consumer reduction stemmed from both home equity and residential mortgage repayments. A majority of the reduction in these areas are from borrowers refinancing with other financial institutions. On the other hand, growth in commercial loans was from new customer relationships in the first nine months of 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In spite of the changes in the commercial and commercial real estate portfolios, the concentration of commercial and commercial real estate loans was 82% similar to a level of 81% at year-end 2013. The outcome is in line with the Bank’s wholesale focus which has been maintained since opening in 1999. In spite of decreases to key loan portfolio segments of the Company’s balance sheet, one of the loan repayments had a notable impact on the quality of the loan portfolio since it was impaired at year-end 2013 and held a specific allocation of $158,000. The $2.4 million loan repaid in July.

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

After completion of the general and specific analysis, the allowance for loan losses is adjusted accordingly to maintain an adequate level. A third portion can arise if after completion of the analysis it is found that the existing balance in the allowance for loan losses is higher than what is required for the total general and specific portions. When this occurs, the third portion is considered unallocated.

At September 30, 2014, the allowance for loan losses totaled $2.0 million. At year-end 2013, the allowance for loan losses was $2.8 million. The ratio of allowance to gross loans outstanding decreased to a level of 1.53% at September 30, 2014 compared to 2.14% at year-end 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$457,300	38.4%	$339,048	35.7%
Commercial Real Estate	788,177	43.3	1,713,193	45.0
Consumer	320,566	6.6	424,824	7.4
Residential	202,362	11.7	227,767	11.9
Unallocated	208,827	N/A	104,810	N/A
Total	$1,977,232	100.0%	$2,809,642	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.83% at September 30, 2014, a decrease of 6 basis points from the year-end 2013 amount of 0.89%. Management feels that the trend of the general component of the allowance for loan losses is in line with improvement in the local economy, local unemployment and the overall improvement in the credit quality of the loan portfolio.

At September 30, 2014, there were $209,000 of unallocated reserves in the allowance for loan losses compared to $105,000 at December 31, 2013. The increase of $104,000 stemmed in part from a large recovery of a previously charged off loan that occurred in the first quarter of 2014.

At September 30, 2014, the allowance contained $780,000 in specific allocations for impaired loans compared to $1.6 million at December 31, 2013. There was $9.8 million of recorded investment on impaired loans at September 30, 2014, compared to $9.6 million at year-end 2013. The decrease in specific allocations was mainly the result of a charge-off totaling $738,000 on a single impaired credit.

As in the case above, specifically identified loans may have charge-offs after the time of their initial impairment. Depending on the credit, the charge-off may reduce principal to the current value of assigned collateral or expected repayment, therefore requiring no further reserve. Specifically identified loans requiring no reserves rose to 70% of the recorded investment of total specifically identified loans at September 30, 2014; up from 24% at year-end 2013. At September 30, 2014, the recorded investment on impaired loans requiring no reserves was $6.8 million, an increase of $4.6 million since year-end 2013. Two relationships were mainly responsible for the change. One impaired relationship for $1.6 million required a specific allocation at year-end 2013 but none at March 31, 2014. During the first three months of 2014, the borrower payments reduced principal enough to remove the allocation. The specific allocation associated with the loan was $7,000 at year-end 2013. The second relationship increasing this category was a large relationship that was impaired during the first quarter of 2014 in a troubled debt restructure transaction. The relationship totaled $2.7 million.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recorded investment on specifically identified loans requiring reserves was $3.0 million at September 30, 2014 compared to $7.3 million at year-end 2013. The $4.3 million decrease in recorded investment stemmed primarily from the $1.6 million impaired relationship mentioned above and from an impaired relationship for $2.4 million that was repaid in the third quarter of 2014.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2013 to September 30, 2014, the recorded investment in accruing past due and non-accrual loans decreased by $399,000 driven by a $218,000 increase in the recorded investment in past due loans and a $617,000 decrease in the recorded investment in non-accrual loans.

The recorded investment of accruing loans past due 30-59 days was $129,000 at September 30, 2014; an increase of $66,000 since December 31, 2013. There were six loans past due 30-59 days at September 30, 2014, four of which were paid current in October.

There were two accruing loans past due 60-89 days at September 30, 2014 totaling $267,000 compared to $114,000 at December 31, 2013. The largest loan 60-89 days past due represented 82% of the balance and was paid current in October.

There were no accruing loans with a recorded investment past due 90 days and greater at either September 30, 2014 or year-end 2013.

Although the amount of past due loans has increased compared to prior periods, a majority of the increase is essentially related to eight credits, five of which are now current. Management will continue its efforts to maintain a stringent credit review process; however, it is possible that past dues could fluctuate further in future periods.

The recorded investment of non-accrual loans totaled $2.4 million at September 30, 2014 and $3.0 million at year-end 2013, none of which are secured by undeveloped real estate. At September 30, 2014, there were specific allocations of $416,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

The Bank had net charge-offs of $764,000 in the third quarter of 2014 and $832,000 for the first nine months of the year. More than 93% of the third quarter charge-offs were related to a single impaired credit. Year-to-date net charge-offs were impacted by a $250,000 recovery recorded in the first quarter when the Bank prevailed in a lawsuit related to a previously charged off credit. The ratio of annualized net charge-offs to average loans was 2.36% for the third quarter of 2014 and 0.84% for the first nine months of 2014.

Net charge-offs for the third quarter of 2013 were $417,000 and were $513,000 for the first nine months of 2013. The resulting ratio of net charge-offs to average loans for the third quarter of 2013 was 1.30% and was 0.52% for the first nine months of 2013.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2014 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$6,108,065	$14,552,192	$20,351,511	$8,470,359	$49,482,127
Commercial Real Estate:
General	3,257,261	8,193,144	36,176,938	6,067,158	53,694,501
Construction	132,299	1,385,786	562,843	0	2,080,928
Consumer:
Lines of credit	437,433	203,230	2,469,869	3,446,580	6,557,112
Other	114,943	52,949	886,816	482,868	1,537,576
Credit card	51,703	160,658	247,498	0	459,859
Residential	350,000	34,656	0	14,626,470	15,011,126
	$10,451,704	$24,582,615	$60,695,475	$33,093,435	$128,823,229
Loans at fixed rates	$5,252,638	$14,663,025	$46,097,743	$24,685,317	$90,698,723
Loans at variable rates	5,199,066	9,919,590	14,597,732	8,408,118	38,124,506
	$10,451,704	$24,582,615	$60,695,475	$33,093,435	$128,823,229

At September 30, 2014, there were 70% of the loan balances carrying a fixed rate and 30% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. At September 30, 2014, approximately 26% of the entire loan portfolio had a contractual maturity longer than five years; the same as at year-end 2013. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. A majority of the loans in the greater than five year contractual maturity are residential mortgage loans. Statistically, it has been shown that loans of this type do not generally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number of loans that are booked into the held for investment portfolio.

Foreclosed assets were $2.1 million at September 30, 2014, which was a decrease of $427,000 since December 31, 2013. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were eight lot and seven property sales during the first nine months of 2014 and five properties were added. There were net gains on the sales of $129,000. Foreclosed assets consisted of 21 real estate holdings at September 30, 2014 and 23 at December 31, 2013.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $168.1 million at September 30, 2014 down from $171.9 million at December 31, 2013. The $3.8 million decrease was driven mostly from interest bearing deposits decreasing by $2.8 million.

Although the net decline was relatively small, the activities within various categories of interest bearing accounts were significant. Since year-end 2013, time deposits decreased $13.6 million; a majority of the maturities were non-local, internet deposits. Neutralizing this significant decrease, interest-bearing checking, money market and savings balances together increased $10.7 million. Over 81% of the increase in interest-bearing checking and money market balances is from the seasonal activities of the Bank’s long-standing public fund customers since year-end 2013.

Repurchase agreement balances were $10.8 million at September 30, 2014 and $8.4 million at December 31, 2013, an increase of $2.4 million. The increase between the two period ends was primarily the result of several existing customers increasing their balance since year-end 2013.

Shareholders’ equity was approximately $4.0 million on September 30, 2014 and $3.7 million on December 31, 2013. The net increase of $292,000 was made up of net income recorded in the first nine months of 2014 and a reduction in accumulated other comprehensive loss (security market value adjustments). The book value per share was $2.69 at September 30, 2014.

Under the Consent Order, the Bank is required to maintain its level of tier one capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with required capital ratios at September 30, 2014. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $6,409,000 on September 30, 2014 based on its asset mix and size. This is $358,000 more than the $6,051,000 that would have been needed on December 31, 2013. The increase in average assets since year-end 2013 increased the capital need.

RESULTS OF OPERATIONS

Net income recorded for the first nine months of 2014 was $254,000; $5.2 million less than net income recorded for the similar period in 2013 that included a $5.3 million gain on debt extinguishment. The corresponding basic and diluted earnings per share for the first nine months of 2014 was $0.17. The basic and diluted earnings per share for the first nine months of 2013 was $3.75; $3.58 per share of which was attributable to the aforementioned gain on the debt extinguishment.

Net income for the third quarter of 2014 was $41,000, which was $83,000 less than net income of $124,000 recorded for the third quarter of 2013. The corresponding basic and diluted earnings per share for the third quarter of 2014 was $0.03. The basic and diluted earnings per share for the third quarter of 2013 was $0.08.

For the first nine months of 2014, the annualized return on the Company’s average total assets was 0.17% compared to 3.74% for the first nine months of 2013 which was greatly impacted by the aforementioned gain on the debt extinguishment occurring in 2013’s first quarter. For the third quarter of 2014, the annualized return on the Company’s average total assets was 0.08%. For the third quarter of 2013, the annualized return on the Company’s average assets was 0.26%.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first three quarters of 2014, the annualized return on the Company’s average equity was 8.58%. For the third quarter of 2014, the annualized return on the Company’s average equity was 4.08%. The Company’s average shareholders’ equity became positive in the first quarter of 2013 after recording the $5.3 million debt extinguishment gain on March 20, 2013. The low equity average and the high net income greatly inflated the annualized return on equity results for 2013. For the first nine months of 2013, the annualized return on shareholders’ equity was 296.6%. Since the average equity was positive for the entire third quarter of 2013, the annualized return on shareholders’ equity results were normalized at a level of 13.57%.

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income and net interest margin were less for the first nine months of 2014 compared to the similar period in 2013. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine Months ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$19,940,848	$36,677	0.25%	$14,785,764	$26,596	0.24%
Securities	30,922,972	338,041	1.46	37,751,706	421,821	1.49
Loans (including held for sale and non accrual)	131,707,627	5,069,430	5.13	130,419,135	5,292,942	5.41
Total interest earning assets	182,571,447	5,444,148	3.98	182,956,605	5,741,359	4.18
Other assets	13,125,064			13,081,968
	$195,696,511			$196,038,573
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$141,551,359	$627,278	0.59%	$141,193,801	$757,995	0.72%
Repurchase agreements	9,250,418	36,941	0.53	9,996,881	43,919	0.59
Subordinated debentures and notes payable	5,780,000	166,172	3.83	5,414,286	143,985	3.55
Total interest bearing liabilities	156,581,777	830,391	0.71	156,604,968	945,899	0.81
Non-interest-bearing deposits	34,316,792			34,499,333
Other liabilities	851,280			2,460,712
Shareholders’ Equity	3,946,662			2,473,560
	$195,696,511			$196,038,573
Net interest income		4,613,757			4,795,460
Net interest spread on earning assets			3.27%			3.37%
Net interest margin on earning assets			3.37%			3.49%
Average interest-earning assets to average interest-bearing liabilities			116.60%			116.83%

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest spread on average earning assets decreased 10 basis points to 3.27% in the past twelve months. The net interest margin decreased by 12 basis points from 3.49% for the first nine months of 2013 to 3.37% for the first nine months of 2014. The net interest income for the first nine months of 2014 was $4.6 million compared to $4.8 million for the same period in 2013. Earning assets were roughly the same between the two periods however, the mix of earning assets was more favorable in 2013; there were 3% more earning assets comprised of either loans or securities. In the first nine months of 2014, the cash at the Federal Reserve, the lowest earning asset category, was higher. As a result of having less net interest income and a less favorable earning asset mix, the net interest margin declined. The erosion stemmed primarily from a 20 basis point reduction in the average rate earned on the Company’s earning assets which was partially offset by an 10 basis point reduction in the yield paid on interest bearing liabilities.

The average rate earned on interest earning assets was 3.98% for the nine month period ending September 30, 2014 compared to 4.18% for the same period in 2013. The decline was caused by both rate and earning asset composition differences. The average rate earned on deposits at other financial institutions and the securities portfolio remained similar for both periods, however, the concentration of these earning assets was different. In 2013’s first three quarters there were more securities and a lower balance on deposit at other financial institutions. In addition to these differences, there was a reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.13% in the first three quarters of 2014, a reduction of 28 basis points compared to the first three quarters of 2013. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to attract new customers and retain current ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. Each rate decision takes into consideration the quality of the loan from an underwriting standpoint. Lower rates are not being automatically offered on renewals or new business. Lower rates are used selectively based on the risk characteristics of the credit.

Decreases to the overall yield on interest earning assets were partially offset by rate reductions on the funding side. Over the past twelve months, the cost of funds improved 10 basis points. The main contributing factor was a 13 basis point improvement in the rate paid on interest bearing deposits when comparing the first nine months of 2014 to that of the similar period of 2013; a majority of the improvement was the result of a seven basis point reduction in the average rate paid on the time deposit portfolio over the last twelve months. As time deposits are maturing, the Bank has been successful at securing lower rates and longer maturities if the deposits need to be replaced.

Additionally, there were improvements in the average rate paid on repurchase agreements between the first three quarters of 2014 and the first three quarters of 2013. The average rate paid on repurchase agreements was six basis points less. Conversely, there were increases to the average rate on subordinated debentures and notes payable. The average rate paid on subordinated debentures and notes payable increased by 28 basis points due to the difference in the rate on notes payable between the two nine month periods.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2014 and 2013 is in the table below.

	Three Months ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$21,459,597	$13,335	0.25%	$13,570,152	$8,283	0.24%
Securities	31,190,920	108,848	1.40	35,038,321	127,222	1.45
Loans (including held for sale and non accrual)	129,293,609	1,633,617	5.05	128,391,263	1,701,576	5.30
Total interest earning assets	181,944,126	1,755,800	3.86	176,999,736	1,837,081	4.15
Other assets	13,666,946			13,070,572
	$195,611,072			$190,070,308
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$140,162,812	$201,672	0.58%	$136,331,382	$226,945	0.67%
Repurchase agreements	10,116,939	12,974	0.51	9,905,021	14,193	0.57
Subordinated debentures and notes payable	5,780,000	56,078	3.88	5,780,000	55,947	3.87
Total interest bearing liabilities	156,059,751	270,724	0.69	152,016,403	297,085	0.78
Non-interest-bearing deposits	34,534,207			33,450,338
Other liabilities	1,007,340			948,697
Shareholders’ Equity	4,009,774			3,654,870
	$195,611,072			$190,070,308
Net interest income		1,485,076			1,539,996
Net interest spread on earning assets			3.17%			3.37%
Net interest margin on earning assets			3.26%			3.48%
Average interest-earning assets to average interest-bearing liabilities			116.59%			116.43%

Net interest income decreased $55,000 in the third quarter of 2014 compared to the similar period in 2013. Accordingly, the net interest spread on average earning assets declined by 20 basis points and was 3.17% compared to a spread of 3.37% for the third quarter of 2013. Similarly, the net interest margin for the third quarter of 2014 decreased 22 basis points against the comparable period in 2013. The net interest margin for the third quarter of 2014 was 3.26% compared to 3.48% for the third quarter of 2013. There was a 29 basis point decline in the yield on earning assets between the third quarter of 2014 and the same quarter in 2013, there was also a reduction in yield paid on interest-bearing liabilities of nine basis points between the same two periods.

The average rate earned on interest earning assets was 3.86% for the three month period ending September 30, 2014, compared to 4.15% for the same period in 2013. The two biggest earning asset categories, securities and loans, each had a decline in yield when comparing the third quarter of 2014 to the similar period of 2013. The 25 basis point reduction to the average rate earned on the loan portfolio was the largest factor in the overall decrease. Seventeen basis points of the decline were driven by the repayment of two large loans during the quarter. The weighted average rate for these two relationships was 5.39%. One of the loans was impaired at year-end 2013 and had a positive impact on the loan quality statistics of the Bank. In spite of the reduction in interest income, management believes that the improvement in the quality of the loan portfolio from the repayment of the impaired loan was worth the incremental loss to interest income assuming a new origination is made at a lower rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Similar to the decrease to the overall yield on interest earning assets, there was a nine basis point decline in the Company’s cost of funds. The main contributing factor was a nine basis point improvement in the rate paid on interest bearing deposits when comparing the third quarter of 2014 to that of the similar period in 2013; the entire improvement was linked to a 11 basis point reduction in the average rate paid on the time deposit portfolio between the two periods.

Management will continue to seek ways to improve the cost of funds but it is unlikely that decreases will be enough to offset potential reductions in the average rate earned on earning assets. As such, management expects that the net interest margin may continue to decrease in future quarters.

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

The Company uses sophisticated software tools to perform analysis of interest rate risk, assist with asset liability management, and model and measure interest rate sensitivity. Interest rate sensitivity varies with different types of earning assets and interest-bearing liabilities. Overnight investments, of which rates change daily, and loans tied to the prime rate, differ considerably from long term investment securities and fixed rate loans. Interest bearing checking and money market accounts are more interest sensitive than long term time deposits and fixed rate FHLB advances. Comparison of the repricing intervals of interest earning assets to interest bearing liabilities is a measure of interest sensitivity gap. Balancing this gap is a continual challenge in a highly competitive and changing rate environment.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2014 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$13,762,943	$0	$0	$0	$13,762,943
Securities (including FHLB stock)	2,791,060	6,807,245	21,497,651	2,233,954	33,329,910
Loans held for sale	0	0	0	260,500	260,500
Loans	47,980,257	16,456,974	47,145,210	17,240,788	128,823,229
	64,534,260	23,264,219	68,642,861	19,735,242	176,176,582
Interest-bearing liabilities
Savings and checking	65,027,448	0	0	0	65,027,448
Time deposits <$100,000	8,739,062	16,630,975	36,236,306	0	61,606,343
Time deposits >$100,000	1,512,512	4,233,315	3,411,447	0	9,157,274
Repurchase agreements and Federal funds purchased	10,767,084	0	0	0	10,767,084
Notes payable and other borrowings	4,500,000	1,280,000	0	0	5,780,000
	90,546,106	22,144,290	39,647,753	0	152,338,149
Net asset (liability) repricing gap	$(26,011,846)	$1,119,929	$28,995,108	$19,735,242	$23,838,433
Cumulative net asset (liability) repricing gap	$(26,011,846)	$(24,891,917)	$4,103,191	$23,838,433

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

There was no provision for loan losses for the first three quarters of 2013 or the first three quarters of 2014. The provision expense is associated with changes in historical loss calculations, economic condition (local and national) as well as delinquency, charge offs and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first nine months of 2014 was $1.3 million compared to $6.6 million recorded for the similar period in 2013. The difference stemmed mainly from a $5.3 million gain on the debt extinguishment. On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals including three directors of the Company; Gary F. Bogner, Robert L. Chandonnet, and Bruce J. Essex. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt of $5.8 million with a financial institution resulting in a gain of $5.3 million.

Other differences in non-interest income stemmed from lower service charge income, fewer gains on the sale of foreclosed assets and fewer residential real estate loans originated for sale. Service charges on deposit accounts decreased $27,000 and were $436,000 for the first nine months of 2014. Overdraft income was $25,000 less between the first three quarters of 2014 and the first three quarters of 2013.

Additionally, in the first nine months of 2014, foreclosed asset sales netted the Company $129,000 in gains while the foreclosed asset sales for the same period in 2013 resulted in net gains of $181,000. During the first three quarters of 2014, gains on residential real estate sales were $103,000 and were $64,000 less than the same period in 2013. Although the rate environment continues to be very conducive to mortgage lending activity, less of the results are refinance activity placing more emphasis on purchases.

Other non-interest income was $615,000 for the first three quarters of 2014 and $479,000 for the first three quarters of 2013. The difference of $136,000 stems largely from additional rental income at the Bank’s Harvey branch location. In the fourth quarter of 2013, the Bank leased out a large portion of its second floor. The rented space on the first floor of the Harvey branch was the same for both periods.

Non-interest income for the third quarter of 2014 was $436,000 compared to $491,000 of non-interest income in the third quarter of 2013. There were two primary contributing factors: differences in gains on the sale of foreclosed assets and differences in rental income. Gains on the sale of foreclosed properties were $98,000 more in the third quarter of 2013. Conversely, other non-interest income, specifically rental income from the leased space at the Harvey location was $31,000 more in the third quarter of 2014.

Non-interest expenses for the first nine months of 2014 were $5.7 million; $89,000 less than the total for the first nine months of 2013. Increases to salary, benefits and data processing expenses were more than offset by decreases to foreclosed asset impairments, equipment depreciation and collection expenses.

Non-interest expenses approximated $1.9 million for the third quarter of 2014, the same total as the third quarter of 2013; however there were small differences in the details. As a result of further improvement in property values, there were no foreclosed assets impairment charges recorded in the third quarter of 2014 compared to $33,000 in the same quarter of 2013. Other positive outcomes were lower occupancy expenses, mainly utilities, and lower collection expenses. The improvement in the aforementioned categories more than offset a $50,000 increase in professional services expenses between the third quarter of 2014 and that of 2013. During the third quarter of 2014, the Bank used the services of two parties to assist with its capital planning strategies and regulatory capital stress testing.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There was no income tax expense recorded for the first nine months of 2014. As a result of the large gain on the extinguishment of debt in 2013, the Company recorded income tax expense from operations in the amount of $105,000. This amount represents projected taxable earnings subject to alternative minimum taxation from that gain. Additionally, the gain on the extinguishment of debt resulted in a $4.2 reduction of net operating loss carry forward tax attributes. Even so, the Company’s net operating loss carry forward remaining was over $7 million at year-end 2013.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes in the internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2014.

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

COMMUNITY SHORES BANK CORPORATION

November 14, 2014	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 14, 2014	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 65 -