Form 10-K
period 2014-12-31
COMMUNITY SHORES BANK CORP
filed 2015-03-31
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,062,000.

As of March 16, 2015, there were issued and outstanding 1,468,800 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2014 annual report to shareholders.
Part III	Portions of the registrants definitive proxy statement for its Annual Meeting of shareholders to be held on or about May 14, 2015 (the “Proxy Statement”) are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

PART I

ITEM 1.	Business

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

For the third consecutive year, the Company recorded consolidated net income. The income stemmed mainly from continued credit quality stabilization and improved real estate valuations which translated into no calculated loan loss provision and fewer foreclosed asset impairment charges. In spite of the improved financial outcome since 2012, the Company’s significant consolidated losses from 2007 through 2011 eroded capital and reduced regulatory capital ratios resulting in additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of December 31, 2014.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above as the Company has limited resources with which to support the capital needs of the Bank. The Company’s main liquidity resource is its cash account balance which, as of December 31, 2014, was approximately $329,000 compared to $610,000 at year-end 2013. The decrease in cash is due to general operations as well as payment of quarterly interest due on the Company’s note payable.

On August 17, 2011, the Bank was issued a Supervisory Prompt Corrective Action Directive (the “Directive”) because of its undercapitalized capital category at December 31, 2010, its failure to submit a capital restoration plan that satisfies the requirements stipulated in the FDIC Rules and Regulations, and the continued deterioration of the Bank.

Through several quarters of earnings and a $25,000 capital contribution from the Company, the Bank reached the adequately capitalized regulatory capital category at March 31, 2013 and has maintained adequate capitalization since that date. The FDIC officially released the Directive in a letter to the board dated February 6, 2014. At December 31, 2014, the Bank’s total risk–based capital ratio had risen to 9.07% from 8.48% at December 31, 2013.

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

The board of directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's “in house” limit, as of December 31, 2014, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,327,500 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

In addition to the lending authority described above, the Bank's board of directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers.  The President of the Bank and the Commercial Loan Department Head each have been delegated individual authority, where they deem it appropriate, to approve loans up to $1,000,000. The President may, in certain situations, authorize up to $2,750,000 with the addition of the Commercial Loan Department Head or the Credit Administrator. Any approval granted under this authority shall be immediately reported to the Executive Loan Committee and reviewed at their next scheduled meeting Other officers have been delegated individual authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

The loan policy outlines the amount of funds that may be loaned against specific types of collateral. The loan to value ratio for first mortgages on residences are expected to comply with the guidelines of secondary market investors. First mortgages held within the Bank's portfolio are expected to mirror secondary market requirements. In those instances where loan to value ratio exceeds 80%, it is intended that private mortgage insurance will be obtained to minimize the Bank's risk. For certain loans secured by real estate, an appraisal of the property offered as collateral, by a state licensed or certified independent appraiser will be required.

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

Working capital loans that are structured as a line of credit are reviewed periodically. These loans generally are secured by assets of the borrower and have an interest rate tied to either the Bank’s internal prime rate or national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans may have an interest rate that is fixed to maturity or floats with a spread to either the Bank’s internal prime rate or the national prime rate.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. For 2014, the loan review occurred in the fourth quarter.

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

Employees

As of December 31, 2014, the Bank had 52 full-time and 25 part-time employees. No Bank employees are represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2014 and 2013.

Consolidated Results of Operations:
	2014	2013
Interest income	$7,236,489	$7,579,662
Interest expense	1,078,190	1,232,623
Net interest income	6,158,299	6,347,039
Provision for loan losses	0	0
Non interest income	1,731,207	6,942,967	[2]
Non interest expense	7,595,590	7,645,012
Income before income tax expense	293,916	5,644,994
Income tax (benefit) expense	(4,037,816)[1]	105,000
Net income	$4,331,732	$5,539,994

Consolidated Balance Sheet Data:
	2014	2013
Total assets	$184,677,447	$190,779,338
Cash and cash equivalents	7,935,522	17,132,741
Securities	31,691,369	31,230,246
Loans held for sale	147,900	240,055
Gross loans	129,787,133	131,554,244
Allowance for loan losses	1,978,172	2,809,642
Other assets	17,093,695	13,431,694

Deposits	161,305,440	171,939,865
Federal funds purchased and repurchase agreements	8,610,621	8,428,046
Notes payable	1,280,000	1,280,000
Subordinated debentures	4,500,000	4,500,000
Other	900,449	968,558

Shareholders’ equity	8,080,937	3,662,869

1 Includes tax valuation allowance reversal of $4,105,855 or $2.80 per share.

2 Includes a gain on extinguishment of debt of $5,262,653 or $3.58 per share.

Consolidated Financial Ratios:

Return on average assets	2.25	[1]%	2.86	[2]%
Return on average shareholders’ equity	107.63	[1]	196.56	[2]
Average equity to average assets	2.09	[1]	1.46	[2]

Dividend payout ratio	N/A		N/A

Non performing loans to total loans and leases	1.81		2.40

Bank Only:
Tier 1 leverage capital ratio	5.67		5.24
Tier 1 leverage risk-based capital ratio	7.82		7.22
Total risk-based capital ratio	9.07		8.48

Per Share Data:

Net Income:
Basic	$2.95	[1]	$3.77	[2]
Diluted	2.95	[1]	3.77	[2]

Book value at end of period	5.50	[1]	2.49	[2]
Dividends declared	N/A		N/A
Basic average shares outstanding	1,468,800		1,468,800
Diluted average shares outstanding	1,468,800		1,468,800

Net Interest Earnings

A table demonstrating the net interest earnings of the Company for 2014 and 2013 and a discussion of net interest earnings are incorporated here by reference to Management’s Discussion and Analysis at pages XX through XX of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

1 Includes tax valuation allowance reversal of $4,106 or $2.80 per share.

2 Includes a gain on extinguishment of debt of $5,263 or $3.58 per share.

Rate Volume Analysis

	Year ended December 31, 2014 over 2013			Year ended December 31, 2013 over 2012
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	$9,274	$8,619	$655	$(17,440)	$(16,910)	$(530)
Securities	(94,150)	(76,396)	(17,754)	(120,641)	(319)	(120,322)
Loans [1]	(258,297)	49,162	(307,459)	(1,055,260)	(440,584)	(614,676)
Net change in interest income	(343,173)	(18,615)	(324,558)	(1,193,341)	(457,813)	(735,528)
Increase (decrease) in interest expense
Interest-bearing deposits	(169,579)	(63,140)	(106,439)	(412,523)	(152,984)	(259,539)
FRB borrowings and repurchase agreements	(7,489)	(1,866)	(5,623)	(13,726)	3,367	(17,093)
Subordinated debentures, notes payable and FHLB advances	22,635	10,194	12,441	(230,192)	(156,380)	(73,812)
Net change in interest expense	(154,433)	(54,812)	(99,621)	(656,441)	(305,997)	(350,444)
Net change in net interest income	$(188,740)	$36,197	$(224,937)	$(536,900)	$(151,816)	$(385,084)

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at
	December 31, 2014	December 31, 2013
US Treasury	$2,025,703	$2,542,032
U.S. Government and federal agency	15,203,950	15,867,406
Municipals	1,064,465	1,591,141
Mortgage-backed and collateralized mortgage obligations– residential	13,397,251	11,229,667
	$31,691,369	$31,230,246

1 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2014	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$504,140	$1,521,563	$0	$2,025,703
U.S. Government and federal agency	4,034,023	11,169,927	0	15,203,950
Municipals	0	1,064,465	0	1,064,465
Mortgage-backed and collateralized mortgage obligations– residential	0	0	13,397,251	13,397,251
	$4,538,163	$13,755,955	$13,397,251	$31,691,369
Weighted Average Yield	1.07%	1.23%	1.78%	1.45%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2014.

Issuer	Book Value	Market Value
FNMA	5,907,511	5,946,073
FHLMC	5,903,260	5,936,432
FHLB	5,064,843	5,074,710
FFCB	4,026,645	4,026,839
GNMA	6,622,139	6,858,586
US Treasury Note	2,012,021	2,025,703

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2014		December 31, 2013
	Balance	%	Balance	%
Commercial	$50,921,262	39.2	$47,027,083	35.7
Real estate – Commercial	56,072,139	43.2	59,167,247	45.0
Real estate – Residential	15,056,633	11.6	15,365,083	11.7
Real estate – Construction	115,613	0.1	245,999	0.2
Consumer	7,621,486	5.9	9,748,832	7.4
	129,787,133	100	131,554,244	100
Less allowance for loan
losses	1,978,172		2,809,642
	$127,808,961		$128,744,602

The non-accrual, past due and restructured loans as of the end of each period are reported below.

	December 31,
	2014	2013
Loans on nonaccrual status	$2,071,000	$2,982,000
Loans 90 days or more past due and accruing interest	0	0
Loans not included above which are troubled debt restructurings	5,838,000	6,058,000
	$7,909,000	$9,040,000

Loan Portfolio (continued)

Included below is the 2014 and 2013 interest information on impaired loans.

	2014	2013
Average of impaired loans during the year	$10,639,933	$9,592,840
Interest income recognized during impairment	284,026	311,905
Cash-basis interest income recognized	270,464	308,281

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	12/31/2014	12/31/2013
Beginning Balance	$2,809,642	$3,382,977
Charge-offs
Commercial	(23,819)	(66,048)
Real Estate - Commercial	(941,666)	(25,025)
Real Estate - Residential	(115,586)	(264,902)
Real Estate - Construction	0	0
Consumer	(71,151)	(316,995)
	(1,152,222)	(672,970)
Recoveries
Commercial	288,800	80,507
Real Estate - Commercial	2,557	0
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	29,395	19,128
	320,752	99,635
Net Charge-offs	(831,470)	(573,335)
Provision charged against operating expense	0	0
Ending Balance	$1,978,172	$2,809,642

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2014		2013
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Balance at End of Period
Applicable To:
Commercial	$500,776	39.2%	$339,048	35.7%
Real estate – Commercial	848,589	43.2	1,713,193	45.0
Real estate – Residential	203,525	11.6	225,381	11.7
Real estate – Construction	960	0.1	2,386	0.2
Consumer	294,039	5.9	424,824	7.4
Unallocated	130,283	0.0	104,810	0.0
Total	$1,978,172	100%	$2,809,642	100%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see information in Management’s Discussion and Analysis on pages 8 through 11 furnished to the Securities and Exchange Commission as Exhibit 13 to this report.

For a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 17 through 21 of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	2014	2014	2013	2013
Non Interest Bearing Demand	$34,044,251	N/A	$34,039,434	N/A
Interest Bearing Demand	51,369,428	0.23%	45,586,832	0.25%
Savings	10,729,642	0.26	8,839,046	0.22
Time Deposits	76,640,641	0.86	84,848,908	1.00
Total	$172,783,962	0.58%	$173,314,220	0.70%

The Company had no foreign banking offices at December 31, 2014.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2014.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$1,060,316	$2,118,946	$3,146,317	$2,679,830	$9,005,409

Short-term Borrowings

On December 31, 2014 and 2013, the Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at year-end 2014 and 2013. The Company utilized its line of credit with the FHLB twice during fiscal year 2014 for overnight liquidity support. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held by a third-party safekeeping agent.

Details of the Company’s holdings for each period are as follows:

	Repurchase	Borrowings
	Agreements	from FHLB
Outstanding at December 31, 2014	$8,610,621	$0
Average interest rate at year end	0.49%	0%
Average balance during year	9,358,758	16,438
Average interest rate during year	0.52%	0.40%
Maximum month end balance during year	10,767,084	0

Outstanding at December 31, 2013	$8,428,046	$0
Average interest rate at year end	0.56%	0%
Average balance during year	9,706,847	0
Average interest rate during year	0.58%	0%
Maximum month end balance during year	10,878,256	0

Interest Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2014 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 24 and 28 of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

The Bank’s fourth banking location is at 5797 Harvey Street in Norton Shores. The two-story facility is a little less than 20,000 square feet with a three-lane drive-up, including a night depository and an ATM. Our Harvey Branch location contains more usable space than what is needed for our current banking operations. This excess space, totaling approximately 10,200 square feet, is leased to unrelated businesses.

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

The information listed under the caption “Stock Information” on page 86 of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

There were no sales of unregistered equity securities or repurchases of Company stock that are required to be reported here.

ITEM 6.	SELECTED FINANCIAL DATA

The information listed under the caption “Selected Financial Information” on the inside front cover of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 1 of the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, BDO USA LLP, dated March XX, 2015, in the 2014 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 31, 2015

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated here by reference to the Company’s Proxy Statement to be filed within 120 days of December 31, 2014.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Gary F. Bogner, Bruce J. Essex and Julie K. Greene. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Company believes that the financial sophistication of the Audit Committee is sufficient to meet the needs of the Company and its shareholders.

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

Equity Plan Compensation Information

The following table summarizes information, as of December 31, 2014, relating to the Company's compensation plans under which equity securities are authorized for issuance.

	Number of securities	Weighted average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation	6,000	$14.54	115,000[2]
plans approved by
security holders [1]

Equity compensation	-	-	-
plans not approved by
security holders

Total	6,000	$14.54	115,000[2]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 31, 2015 –BDO USA, LLP

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Income – Years ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2014 and 2013

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

* Management contract or compensatory plan or arrangement.

25

10.12

Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).
10.14	Summary of Director Compensation Arrangement.*
10.15	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).
10.16	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).
10.17

Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.18

Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

10.19

Settlement and release between Community Shores Bank Corporation and Fifth Third Bank dated March 20, 2013 is incorporated by reference to exhibit 10.1 of the Company’s form 8-K filed March 25, 2013 (SEC file no. 000-5166).

13

2014 Annual Report to Shareholders of the Company. Except for the portions of the 2014 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2014 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.

* Management contract or compensatory plan or arrangement.

21	Subsidiaries of the registrant.
23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

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

10.2	First Amendment to 1998 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769), which became effective on December 17, 1998.*

10.3	Director Stock Option Plan is incorporated by reference to exhibit 10.53 of the Company’s December 31, 2003 Form 10-KSB (SEC file no. 333-63769).*

10.4	Agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (SEC file no. 333-63769) which became effective on December 17, 1998.

10.5	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.6	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.7	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

* Management contract or compensatory plan or arrangement.

10.8	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.9	2005 Employee Stock Option Plan is incorporated by reference to Appendix A of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.10	2005 Director Stock Option Plan is incorporated by reference to Appendix B of the Company’s proxy statement for its May 12, 2005 annual meeting of shareholders (SEC file no. 000-51166).*

10.11	Form of stock option agreement for options granted under the 2005 Employee Stock Option Plan is incorporated by reference to exhibit 10.3 of the Company’s Form 8-K filed May 17, 2005 (SEC file no. 000-51166).*

10.12	Form of stock option agreement for options granted to directors under the 2005 Director Stock Option Plan is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed December 13, 2005 (SEC file no. 000-51166).*

10.13	Extension to the agreement between Fiserv Solutions, Inc. and Community Shores Bank is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed July 7, 2006 (SEC file no. 000-51166).

10.14	Summary of Director Compensation Arrangement.*
10.15	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.16	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.17	Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

* Management contract or compensatory plan or arrangement.

10.18	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

10.19	Settlement and release between Community Shores Bank Corporation and Fifth Third Bank dated March 20, 2013 is incorporated by reference to exhibit 10.1 of the Company’s form 8-K filed March 25, 2013 (SEC file no. 000-5166).

13	2014 Annual Report to Shareholders of the Company. Except for the portions of the 2014 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2014 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

