Form 10-Q/A
period 2012-09-30
COMMUNITY SHORES BANK CORP
filed 2015-05-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 _______________________________________________

or

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

☐ Yes ☒ No

At November 1, 2012, 1,468,800 shares of common stock were outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend the Quarterly Report on Form 10-Q of Community Shores Bank Corporation for the quarterly period ended September 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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