Form 10-K/A
period 2014-12-31
COMMUNITY SHORES BANK CORP
filed 2015-05-15
CIK 1070523

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend the Annual Report on Form 10-K of Community Shores Bank Corporation for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Form 10-K”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T to the form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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