Form 10-Q
period 2015-03-31
COMMUNITY SHORES BANK CORP
filed 2015-05-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 ___________________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ___________________________________

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

☐ Yes ☒ No

At May 1, 2015, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$3,654,656	$3,111,858
Interest-bearing deposits in other financial institutions	14,007,903	4,823,664
Total cash and cash equivalents	17,662,559	7,935,522
Securities available for sale (at fair value)	30,033,469	31,691,369
Loans held for sale	240,000	147,900
Loans	127,418,297	129,787,133
Less: Allowance for loan losses	1,607,742	1,978,172
Net loans	125,810,555	127,808,961
Federal Home Loan Bank stock (at cost)	388,400	388,400
Premises and equipment, net	9,008,554	9,080,781
Accrued interest receivable	434,519	418,249
Foreclosed assets	2,238,997	2,238,997
Net deferred tax asset	3,945,578	3,995,877
Other assets	1,057,591	971,391
Total assets	$190,820,222	$184,677,447
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$32,801,858	$34,215,744
Interest-bearing	136,990,534	127,089,696
Total deposits	169,792,392	161,305,440
Federal funds purchased and repurchase agreements	6,045,471	8,610,621
Subordinated debentures	4,500,000	4,500,000
Note payable	1,280,000	1,280,000
Accrued expenses and other liabilities	1,029,266	900,449
Total liabilities	182,647,129	176,596,510
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(4,912,352)	(4,944,867)
Accumulated other comprehensive loss	(211,246)	(270,887)
Total shareholders’ equity	8,173,093	8,080,937
Total liabilities and shareholders’ equity	$190,820,222	$184,677,447

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Interest and dividend income
Loans, including fees	$1,656,679	$1,714,060
Securities (including FHLB dividends)	109,919	120,378
Federal funds sold and other income	4,294	10,600
Total interest and dividend income	1,770,892	1,845,038
Interest expense
Deposits	173,382	214,629
Repurchase agreements, federal funds purchased, and other debt	8,548	11,686
Federal Home Loan Bank advances and notes payable	55,534	54,762
Total interest expense	237,464	281,077
Net Interest Income	1,533,428	1,563,961
Provision for loan losses	0	0
Net Interest Income After Provision for Loan Losses	1,533,428	1,563,961
Non-interest income
Service charges on deposit accounts	136,234	138,468
Gain on sale of loans	32,335	26,228
Gain on sale of securities	0	7,409
Gain on sale of foreclosed assets	50,340	46,998
Other	188,012	190,126
Total non-interest income	406,921	409,229
Non-interest expense
Salaries and employee benefits	1,010,481	951,447
Occupancy	165,687	173,474
Furniture and equipment	84,066	73,441
Advertising	8,037	10,485
Data processing	165,125	155,467
Professional services	95,816	86,405
Foreclosed asset impairment	0	15,831
FDIC insurance	101,455	105,450
Other	260,415	290,467
Total non-interest expense	1,891,082	1,862,467
Income Before Federal Income Taxes	49,267	110,723
Federal income tax expense	16,752	0
Net Income	$32,515	$110,723
Basic average shares outstanding	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800
Basic earnings per share	$0.02	$0.08
Diluted earnings per share	$0.02	$0.08

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$32,515	$110,723

Other comprehensive income:
Unrealized holding gains on available for sale securities	90,366	38,085
Less reclassification adjustments for unrealized gains later recognized in income	0	(7,409)[1]
	90,366	30,676
Tax effect	(30,725)	0
Other comprehensive income, net of tax	59,641	30,676

Comprehensive income	$92,156	$141,399

1 Appears on condensed consolidated statement of income as a gain on sale of securities.

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			110,723		110,723
Other comprehensive income				30,676	30,676

Balance at March 31, 2014	1,468,800	$13,296,691	$(9,165,876)	$(326,547)	$3,804,268

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net income			32,515		32,515
Other comprehensive income				59,641	59,641

Balance at March 31, 2015	1,468,800	$13,296,691	$(4,912,352)	$(211,246)	$8,173,093

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$32,515	$110,723
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91,755	88,098
Net amortization of securities	74,313	71,494
Net realized gain on sale of securities	0	(7,409)
Net realized gain on sale of loans	(32,335)	(26,228)
Net realized gain on sale of foreclosed assets	(50,340)	(46,998)
Foreclosed asset impairment	0	15,831
Originations of loans for sale	(1,438,320)	(732,300)
Proceeds from loan sales	1,378,555	998,583
Deferred federal income tax expense	50,299	0
Net change in:
Accrued interest receivable and other assets	(133,196)	(105,451)
Accrued interest payable and other liabilities	128,817	(127,379)
Net cash from operating activities	102,063	238,964
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	661,183
Maturities, prepayments and calls	1,673,954	2,494,847
Purchases	0	(2,520,131)
Loan originations and payments, net	1,998,406	(176,800)
Additions to premises and equipment, net	(19,528)	(100,427)
Proceeds from the sale of foreclosed assets	50,340	70,298
Net cash from investing activities	3,703,172	428,970
Cash flows from financing activities
Net change in deposits	8,486,952	6,435,209
Net change in federal funds purchased and repurchase agreements	(2,565,150)	0
Net cash from financing activities	5,921,802	6,435,209
Net change in cash and cash equivalents	9,727,037	7,103,143
Beginning cash and cash equivalents	7,935,522	17,132,741
Ending cash and cash equivalents	$17,662,559	$24,235,884
Supplemental cash flow information:
Cash paid during the period for interest	$207,801	$251,329
Transfers from loans to foreclosed assets	0	15,768
Foreclosed asset sales financed by the Bank	0	49,500

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months ended March 31, 2015 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2014. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

Commercial Real Estate- Loans to individuals or businesses that are secured by improved and unimproved vacant land, farmland, commercial real property, 1-4 family and multifamily residential properties, and all other conforming, nonresidential properties. Proceeds may be used for land acquisition, development or construction. These loans typically fall into two general categories: property that is owner occupied and, income or investment property. Owner occupied commercial real estate loans typically involve the same risks as commercial and industrial loans, however, the underlying collateral is the real estate which is subject to changes in market value after the loan’s origination. Adverse economic events and changes in real estate market valuations generally describe the risks that accompany commercial real estate loans involving income or investment property. The ability of the borrower to repay tends to depend on the success of the underlying project or the ability of the borrower to sell or lease the property at certain anticipated values.

Consumer- Term loans or lines of credit for the purchase of consumer goods, vehicles or home improvement. The risk characteristics of the loans in this segment vary depending on the type of collateral, however, repayment is expected from an individual continuing to generate a cash flow that supports the calculated payment obligation. Secondary support could involve liquidation of collateral.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Residential- Loans to purchase or refinance single family residences. The risks associated with this segment are similar to the risks for consumer loans as far as individual payment obligations, however, the underlying collateral is the real estate. Real estate is subject to changes in market valuation and can be unstable for a variety of reasons.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first quarter of 2015.

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

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal lines of credit, home equity lines of credit, and credit cards. The level of delinquencies and charge-off experience directly impacts the general allocations to the consumer classes.

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

RECENT DEVELOPMENTS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. Although the Company is in the process of evaluating the impact, the adoption of this ASU is not expected to have a material effect on the Company’s financial position or results of operations.

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

The Company continued its trend of profitability in the first quarter of 2015 reporting consolidated earnings of approximately $33,000 or $0.02 per common share. Additionally, total assets grew as a result of larger customer deposit account balances which increased the Company’s cash on deposit at the Federal Reserve Bank.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011, stemming primarily from deteriorating asset quality, resulted in additional regulatory scrutiny. On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2015, was approximately $245,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at March 31, 2015 and at December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value

US Treasury	$2,010,361	$19,092	$0	$2,029,453
US Government and federal agency	14,137,956	70,154	(2,325)	14,205,785
Municipals	1,060,096	2,565	0	1,062,661
Mortgage-backed and collateralized mortgage obligations– residential	12,658,917	131,858	(55,205)	12,735,570
	$29,867,330	$223,669	$(57,530)	$30,033,469

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

US Treasury	$2,012,021	$13,682	$0	$2,025,703
US Government and federal agency	15,172,847	52,755	(21,652)	15,203,950
Municipals	1,060,385	4,080	0	1,064,465
Mortgage-backed and collateralized mortgage obligations– residential	13,370,343	117,765	(90,857)	13,397,251
	$31,615,596	$188,282	$(112,509)	$31,691,369

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2015:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,521,362	$4,533,332
Due from one to five years	12,687,051	12,764,567
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	12,658,917	12,735,570
	$29,867,330	$30,033,469

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2015	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$499,330	$(5)	$497,543	$(2,320)	$996,873	$(2,325)

Mortgage-backed and collateralized mortgage obligations - residential	1,449,074	(4,092)	3,866,595	(51,113)	5,315,669	(55,205)
	$1,948,404	$(4,097)	$4,364,138	$(53,433)	$6,312,542	$(57,530)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,521,604	$(6,844)	$1,951,087	$(14,808)	$4,472,691	$(21,652)

Mortgage-backed and collateralized mortgage obligations - residential	2,850,028	(9,012)	4,675,915	(81,845)	7,525,943	(90,857)
	$5,371,632	$(15,856)	$6,627,002	$(96,653)	$11,998,634	$(112,509)

No securities were sold in the three months ended March 31, 2015. There was one security sold in the first three months of 2014. Proceeds from the sale were $661,183 with a gain of $7,409 realized.

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

At March 31, 2015 and December 31, 2014, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At March 31, 2015, 10 debt securities had unrealized losses with aggregate depreciation of 0.90% from the amortized cost basis; six of the 10 had unrealized losses greater than 12 months.

Five of the 10 securities, which had an unrealized loss at March 31, 2015, are issued by government agencies and five are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

Securities pledged at March 31, 2015 had a carrying amount of $21,537,498 and were pledged to secure public fund customers, customer repurchase agreements and, to a much lesser extent, potential borrowings at the FRB Discount Window. Pledged securities at December 31, 2014 had a carrying amount of $25,471,385.

3.	LOANS

Outstanding loan balances by portfolio segment and class at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Commercial	$51,199,210	$50,977,933
Commercial Real Estate:
General	50,998,234	54,180,393
Construction	2,384,478	1,891,746
Consumer:
Lines of credit	5,626,397	5,774,029
Other	1,290,631	1,356,714
Credit card	462,231	490,743
Residential	15,502,649	15,172,246
Net deferred loan fees	(45,533)	(56,671)
	127,418,297	129,787,133
Less: Allowance for loan losses	(1,607,742)	(1,978,172)
Loans, net	$125,810,555	$127,808,961

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended March 31, 2015 and 2014 by portfolio segment:

Three Months Ended March 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(392,397)	(477)	0	0	(392,874)
Recoveries	17,100	0	5,344	0	0	22,444
Provision for loan losses	(4,902)	(46,353)	(3,977)	2,222	53,010	0
Ending balance	$512,974	$409,839	$294,929	$206,707	$183,293	$1,607,742

Three Months Ended March 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	0	0	(274)	(32,201)	0	(32,475)
Recoveries	253,800	0	11,242	0	0	265,042
Provision for loan losses	(166,776)	(26,579)	(38,825)	3,117	229,063	0
Ending balance	$426,072	$1,686,614	$396,967	$198,683	$333,873	$3,042,209

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2015 and December 31, 2014:

March 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$135,692	$0	$161,997	$82,185	$0	$379,874
Collectively evaluated for impairment	377,282	409,839	132,932	124,522	0	1,044,575
Unallocated	0	0	0	0	183,293	183,293
Total ending allowance balance	$512,974	$409,839	$294,929	$206,707	$183,293	$1,607,742

Loans:
Individually evaluated for impairment	$1,794,952	$5,752,005	$374,375	$549,776	$0	$8,471,108
Collectively evaluated for impairment	49,504,817	47,730,190	7,029,164	14,994,198	0	119,258,369
Total ending loans balance	$51,299,769	$53,482,195	$7,403,539	$15,543,974	$0	$127,729,477

December 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$135,694	$411,996	$162,615	$82,753	$0	$793,058
Collectively evaluated for impairment	365,082	436,593	131,424	121,732	0	1,054,831
Unallocated	0	0	0	0	130,283	130,283
Total ending allowance balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172

Loans:
Individually evaluated for impairment	$1,802,389	$6,474,866	$377,322	$553,880	$0	$9,208,457
Collectively evaluated for impairment	49,266,280	49,697,482	7,270,248	14,654,563	0	120,888,573
Total ending loans balance	$51,068,669	$56,172,348	$7,647,570	$15,208,443	$0	$130,097,030

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
March 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,360,220	$1,356,936	$0
Commercial Real Estate:
General	5,752,005	5,738,147	0
Consumer:
Lines of credit	87,646	87,646	0
Other	0	0	0
Residential	157,992	157,833	0
Subtotal	$7,357,863	$7,340,562	$0

With an allowance recorded:
Commercial	$434,732	$433,086	$135,692
Commercial Real Estate:
General	0	0	0
Consumer:
Lines of credit	275,495	274,274	150,767
Other	11,234	11,231	11,230
Residential	391,784	390,793	82,185
Subtotal	$1,113,245	$1,109,384	$379,874
Total	$8,471,108	$8,449,946	$379,874

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,436,684	$1,432,867	$0
Commercial Real Estate:
General	4,734,250	4,797,634	0
Consumer:
Lines of credit	87,646	97,188	0
Other	363	363	0
Residential	160,580	193,074	0
Subtotal	$6,419,523	$6,521,126	$0
With an allowance recorded:
Commercial	$365,705	$379,068	$135,694
Commercial Real Estate:
General	1,740,616	2,478,367	411,996
Consumer:
Lines of credit	277,650	276,294	151,074
Other	11,663	11,541	11,541
Residential	393,300	401,270	82,753
Subtotal	$2,788,934	$3,546,540	$793,058
Total	$9,208,457	$10,067,666	$793,058

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,386,096	$12,983	$12,983
Commercial Real Estate:
General	2,972,875	50,983	43,492
Consumer:
Lines of credit	87,646	0	0
Other	0	0	0
Residential	159,049	465	465
Subtotal	$4,605,666	$64,431	$56,940

With an allowance recorded:
Commercial	$421,864	$5,629	$4,926
Commercial Real Estate:
General	1,055,540	0	0
Consumer:
Lines of credit	276,595	4,534	4,447
Other	11,314	0	0
Residential	392,307	4,212	4,212
Subtotal	$2,157,620	$14,375	$13,585
Total	$6,763,286	$78,806	$70,525

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,030,157	$7,574	$7,574
Commercial Real Estate:
General	2,866,528	49,967	38,992
Consumer:
Lines of credit	107,344	523	523
Other	23,801	268	0
Residential	405,104	0	0
Subtotal	$4,432,934	$58,332	$47,089

With an allowance recorded:
Commercial	$223,626	$2,793	$1,904
Commercial Real Estate:
General	5,517,604	29,923	29,923
Consumer:
Lines of credit	294,172	3,992	3,341
Other	66,637	460	221
Residential	708,899	6,025	5,462
Subtotal	$6,810,938	$43,193	$40,851
Total	$11,243,872	$101,525	$87,940

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non accrual loans by class of loans as of March 31, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$51,284,372	$51,284,372
Commercial Real Estate:
General	0	0	0	0	49,799,697	49,799,697
Construction	0	0	0	0	2,386,903	2,386,903
Consumer:
Lines of credit	167,973	0	0	167,973	5,392,865	5,560,838
Other	26,887	0	0	26,887	1,269,321	1,296,208
Credit card	0	0	4,031	4,031	458,200	462,231
Residential	162,373	0	0	162,373	15,248,444	15,410,817
Total	$357,233	$0	$4,031	$361,264	$125,839,802	$126,201,066

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$15,397	$15,397
Commercial Real Estate:
General	175,908	174,852	0	350,760	944,835	1,295,595
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	84,262	84,262	0	84,262
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	84,482	0	48,675	133,157	0	133,157
Total	$260,390	$174,852	$132,937	$568,179	$960,232	$1,528,411

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$51,052,522	$51,052,522
Commercial Real Estate:
General	0	0	0	0	52,439,759	52,439,759
Construction	0	0	0	0	1,897,422	1,897,422
Consumer:
Lines of credit	133,353	0	0	133,353	5,576,570	5,709,923
Other	175	0	0	175	1,362,269	1,362,444
Credit card	4,958	0	0	4,958	485,785	490,743
Residential	144,798	0	0	144,798	14,928,488	15,073,286
Total	$283,284	$0	$0	$283,284	$127,742,815	$128,026,099

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$16,147	$16,147
Commercial Real Estate:
General	0	0	310,442	310,442	1,524,725	1,835,167
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	84,262	84,262	0	84,262
Other	0	0	198	198	0	198
Credit card	0	0	0	0	0	0
Residential	86,482	0	48,675	135,157	0	135,157
Total	$86,482	$0	$443,577	$530,059	$1,540,872	$2,070,931

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $324,157 of specific reserves on $6,992,584 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and $729,552 on $7,353,365 of unpaid principal balance of loans as of December 31, 2014. At March 31, 2015, the Company had an additional $185,734 in performing loans outstanding to two of those customers. As of December 31, 2014, there was $185,821 committed to the same two customers.

There were no troubled debt restructurings that occurred during the three month period ended March 31, 2015.

In the three month period ended March 31, 2015 charge-offs of $392,000 were incurred on troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded	Current
Three Months Ended March 31, 2014	Number of Loans	Investment	Investment	Balance
Troubled Debt Restructurings:
Commercial	1	$249,249	$275,116	$230,000
Commercial Real Estate:
General	1	2,413,000	2,413,000	2,344,843
Total	2	$2,662,249	$2,688,116	$2,574,843

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

For the three month periods ended March 31, 2015 and 2014, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
1	$6,115	$15,816	$0	$0	$0	$0
2	0	0	0	0	0	0
3	11,834,584	10,755,378	5,610,365	5,743,647	414,227	0
4	15,105,896	15,207,227	22,710,477	23,551,631	273,985	351,678
5	20,230,282	21,175,719	14,325,436	15,460,915	183,362	186,594
5M	1,005,257	692,413	4,100,600	4,441,083	0	0
6	1,737,791	1,764,371	2,860,917	2,872,263	1,515,329	1,359,150
7	1,364,383	1,441,534	415,550	729,249	0	0
8	15,461	16,211	1,071,947	1,476,138	0	0
Total	$51,299,769	$51,068,669	$51,095,292	$54,274,926	$2,386,903	$1,897,422

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2015 and December 31, 2014:

	Residential
	March 31,	December 31,
	2015	2014
Performing	$14,994,198	$14,654,563
Impaired	549,776	553,880
Total	$15,543,974	$15,208,443

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$5,281,959	$5,428,889	$1,284,974	$1,350,616	$462,231	$490,743
Impaired	363,141	365,296	11,234	12,026	0	0
Total	$5,645,100	$5,794,185	$1,296,208	$1,362,642	$462,231	$490,743

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at March 31:

	March 31,	March 31,
	2015	2014
Beginning of year	$2,238,997	$2,558,299
Additions	0	15,768
Reductions from sales	0	(72,800)
Direct write-downs	0	(15,831)
End of period	$2,238,997	$2,485,436

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$67,194	$83,895

During the first quarter of 2015, two lots were sold for a gain of $50,340. The lots are in a development that has no book value.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Land & land improvements	$4,701,611	$4,701,611
Buildings & building improvements	6,307,228	6,214,971
Furniture, fixtures and equipment	3,531,812	3,604,543
	14,540,651	14,521,125
Less: accumulated depreciation	5,532,097	5,440,344
	$9,008,554	$9,080,781

Depreciation expense was $91,755 in the three months ended March 31, 2015 and $88,098 for the three months ended March 31, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Non-interest-bearing DDA	$32,801,858	$34,215,744
Interest-bearing DDA	35,905,303	28,371,828
Money market	30,485,852	21,206,133
Savings	11,170,294	13,829,127
Time, under $100,000	50,615,280	62,563,704
Time, over $100,000	8,813,805	1,118,904
Total Deposits	$169,792,392	$161,305,440

There were no brokered deposits at either March 31, 2015 or December 31, 2014. Since the Bank was not categorized as “well capitalized” at March 31, 2015 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted of repurchase agreements and FHLB borrowings in 2015 and 2014. Information regarding repurchase agreements at March 31, 2015 and December 31, 2014 is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at March 31, 2015	$6,045,471	$0
Average interest rate at period end	0.48%	0%
Average balance during period	7,299,398	0
Average interest rate during period	0.47%	0%
Maximum month end balance during period	8,829,269	0

Outstanding at December 31, 2014	$8,610,621	$0
Average interest rate at year-end	0.49%	0%
Average balance during year	9,358,758	16,438
Average interest rate during year	0.52%	0.40%
Maximum month end balance during year	10,767,084	0

The Bank had securities of $6,433,543 pledged to repurchase agreements at March 31, 2015 and $10,190,761 pledged at December 31, 2014. The Company had $2 million of residential mortgage loans pledged to support its line of credit with the FHLB at March 31, 2015. The company did not have a line of credit with FHLB at March 31, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (Continued)

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). The Bank could request to borrow from the Discount Window under the secondary credit program. Any request to borrow would require approval by the FDIC and a pledge of collateral. At March 31, 2015, collateral available for Discount Window borrowings consisted of $988,310 in securities, $332,508 in home equity loans, and $3,500,817 in one USDA loan. The Bank has not borrowed from the Discount Window since January 2010.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,150,616 at March 31, 2015. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had residential loans with a carrying value of $7,204,280 pledged at March 31, 2015 and $7,502,650 pledged at year-end 2014. At March 31, 2015, the Bank used a portion of the residential loans pledged to the Federal Home Loan Bank to collateralize a $2,000,000 overdraft line of credit. At March 31, 2015 and December 31, 2014, there was no balance outstanding on the line of credit. The Bank had no outstanding borrowings with the FHLB at either March 31, 2015 or December 31, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.32% at March 31, 2015 and 2.31% at December 31, 2014. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest will accrue interest. At the expiration of the deferral period, all accrued and unpaid interest will become immediately due and payable. The accrued interest payable on the subordinated debentures was $592,556 at March 31, 2015, and $562,622 at December 31, 2014 and is included in accrued interest expense and other liabilities on the consolidated balance sheets.

The last allowable deferral period was March 31, 2015. All accrued and unpaid interest will be due and payable and a corresponding amount of distributions will be payable on the trust preferred securities on June 30, 2015. The Company does not currently have the liquidity to pay the projected interest owed but is working on capital raising initiatives. In the event these efforts are unsuccessful, payment of this interest has been assured by certain members of the Company’s Board of Directors. Nonetheless, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval as a result of its FRB Written Agreement dated December 16, 2010.

In the event the FRB does not grant the Company approval to repay the deferred interest or obtain an extension or other leniency, the holders of our trust preferred securities could elect to commence collection efforts. Such efforts would have a material adverse effect on the Company.

Should the Company obtain the liquidity and the permission to repay the deferred interest, it may elect to again defer interest payments at some point in the future.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds was used to settle, in full, a defaulted debt with a financial institution. The remaining proceeds of the senior debt are being used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at March 31, 2015 was approximately $26,000. The entire interest balance due was paid on April 1, 2015. 1030 Norton LLC has agreed to extend the note for another two year period at the same terms. In a letter dated February 11, 2015, the FRB granted the company permission to extend the note at the same terms and continue paying quarterly interest. The note now matures on March 31, 2017.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015	December 31, 2014

Unused lines of credit and letters of credit	$24,491,873	$24,855,495
Commitments to make loans	1,000	49,713

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

Assets measured at fair value on a recurring basis are summarized below as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$2,029,453	$2,029,453	$0	$0
US Government and federal agency	14,205,785	0	14,205,785	0
Municipals	1,062,661	0	1,062,661	0
Mortgage-backed and collateralized mortgage obligations– residential	12,735,570	0	12,735,570	0
Total	$30,033,469	$2,029,453	$28,004,016	$0

Servicing assets	$33,279	$0	$33,279	$0

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$2,025,703	$2,025,703	$0	$0
US Government and federal agency	15,203,950	0	15,203,950	0
Municipals	1,064,465	0	1,064,465	0
Mortgage-backed and collateralized mortgage obligations– residential	13,397,251	0	13,397,251	0
Total	$31,691,369	$2,025,703	$29,665,666	$0

Servicing assets	$33,279	$0	$33,279	$0

There were no transfers between levels during the first quarter of 2015 or 2014.

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans[1]:	$1,019,943	$0	$0	$1,019,943
Foreclosed assets:	1,913,093	0	0	1,913,093
Total	$2,933,036	$0	$0	$2,933,036

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans[1]:	$1,596,474	$0	$0	$1,596,474
Foreclosed assets:	1,913,093	0	0	1,913,093
Total	$3,509,567	$0	$0	$3,509,567

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of March 31, 2015 and December 31, 2014 about significant unobservable inputs related to the Bank’s individually material1 Level 3 financial assets, by class, measured on a non-recurring basis:

		Valuation	Significant Unobservable	Range
March 31, 2015	Fair Value	Technique	Inputs	of Inputs
			Adjustments for differences between
Impaired loans	$778,500	Income approach	comparable sales	(13)-5%

Foreclosed assets	$0	No Change	No Change	N/A	%

		Valuation	Significant Unobservable	Range
December 31, 2014	Fair Value	Technique	Inputs	of Inputs
			Adjustments for differences between
Impaired loans	$1,294,790	Sales comparison approach	comparable sales	(25)-25%
		Income approach	Capitalization rate	10%

			Adjustments for differences between
Foreclosed assets	$1,056,514	Sales comparison approach	comparable sales	(30)-25%

1 For purposes of this disclosure, only material Level 3 assets are disclosed. These assets are included in the total non-recurring Level 3 financial assets.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at March 31, 2015 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,663	$17,663	$0	$0	$17,663
Loans held for sale	240	0	241	0	241
Loans, net (including impaired)	125,811	0	0	123,675	123,675
FHLB stock	388	N/A	N/A	N/A	N/A
Accrued interest receivable	435	7	117	311	435

Financial liabilities
Deposits	169,792	0	164,923	0	164,923
Federal funds purchased and repurchase agreements	6,045	0	6,045	0	6,045
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	644	0	26	174	200

		Fair Value Measurements
		at December 31, 2014 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$7,936	$7,936	$0	$0	$7,936
Loans held for sale	148	0	152	0	152
Loans, net (including impaired)	127,809	0	0	124,712	124,712
FHLB stock	388	N/A	N/A	N/A	N/A
Accrued interest receivable	418	6	102	310	418

Financial liabilities
Deposits	161,305	0	155,659	0	155,659
Federal funds purchased and repurchase agreements	8,611	0	8,611	0	8,611
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Accrued interest payable	615	0	26	167	193

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

The realization of the Company’s deferred tax assets (net of recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences, and the ability to carry back losses to available tax years. In assessing the need for a valuation allowance, we consider positive and negative evidence, including expected trends of profitability, current and future taxable income, scheduled reversals of taxable temporary differences and other tax planning strategies.

In 2009, the Company established a $1.8 million valuation allowance on deferred tax assets based primarily on our net operating losses from 2007 through 2009. The valuation allowance grew to $5.8 million at December 31, 2011. As a result of the Company’s return to profitability and its gain on debt extinguishment in 2013, the valuation was reduced to $4.1 million at December 31, 2014.

Throughout 2014, the positive evidence increased while the negative evidence decreased. The company achieved twelve consecutive quarters of profitability at December 31, 2014, which moved the Company into a cumulative income position for the most recent three year periods. The Bank’s regulatory capital ratio has improved and the Bank’s troubled assets have been declining removing regulatory burden from an FDIC Directive. The company’s projections also show positive future taxable income. As such, at December 31, 2014, the Company determined the positive evidence supporting the realizability of our deferred tax assets outweighed the negative evidence supporting the continued maintenance of the valuation allowance. Therefore, the full $4.1 million valuation allowance was reversed to income tax expense at December 31, 2014. The Company achieved its 13th consecutive quarter of profitability in the first quarter of 2015 and again concluded that no valuation allowance on net deferred tax assets was necessary at March 31, 2015.

There were no unrecognized tax benefits at March 31, 2015 or December 31, 2014, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

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

In July 2013, the Board of Governors of the FRB and the FDIC approved the Basel III interim final rule (Basel III), which is intended to strengthen the quality and increase the required level of regulatory capital for a more stable and resilient banking system. The changes include (1) a new regulatory capital measure, Common Equity Tier 1 (CET1), which is limited to capital elements of the highest quality, (2) a new definition and increase of tier 1 capital which is now comprised of CET1 and Additional Tier 1, (3) changes in calculation of some risk-weighted assets and off-balance sheet exposure, and (4) a capital conservation buffer that will limit capital distributions, stock redemptions, and certain discretionary bonus payments if the institution does not maintain capital in excess of the minimum capital requirements. These new capital rules took effect for our Bank on January 1, 2015 and reporting began with the March 31, 2015 call report.

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

Since September 2, 2010, The Bank has been operating under a Consent Order with the FDIC and the DIFS, its primary banking regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS.

Under the Consent Order, the Bank is required to maintain higher capital levels than under prompt corrective action levels for a well-capitalized bank and the Bank may not declare or pay any dividend without the prior written consent of the regulators. Under the Consent Order, the Bank is required to have and maintain its level of tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement within 90 days of the effective date of the Consent Order and has not attained those required levels at any reporting period including March 31, 2015. The Bank is in full compliance with the restrictions related to declaring and paying dividends.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at March 31, 2015 and December 31, 2014 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,484,517	8.39%	$6,156,770	4.50%	N/A	N/A
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	13,092,259	9.57	10,945,369	8.00	$15,049,883	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,484,517	8.39	8,209,027	6.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	11,484,517	6.26	7,334,767	4.00	15,586,379	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$12,123,131	9.07%	$10,688,877	8.00%	$14,697,205	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,449,191	7.82	5,344,438	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,449,191	5.67	7,365,478	4.00	15,651,640	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	REGULATORY MATTERS (Continued)

Under Basel III regulatory capital requirements, to be adequately capitalized, a financial institution would need a CET 1 ratio of 4.5%, a total risk-based capital ratio of 8.0% and a Tier 1 capital ratio of 6.0%. At March 31, 2015, the Bank’s CET1 and Tier 1 capital ratios were both 8.39%; above the required minimum to be adequately capitalized. Total risk-based capital ratio of the Bank was 9.57% at March 31, 2015. This compares favorably to a total risk based capital ratio of 9.07% at December 31, 2014, under the old regulatory calculation rules. Consequently, the Bank was in the adequately capitalized regulatory category under both Basel III and the previous regulatory capital calculation rule at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, a capital contribution of $4,102,000 would have been needed to meet the capital ratios specified in the Consent Order.

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2015, the full allowance for loan loss balance $1,607,742 was counted as Tier 2 capital, no portion disallowed. At December 31, 2014, $1,673,940 was counted as Tier 2 capital and $304,232 was disallowed.

Prior to the issuance of the Consent Order, the Bank's Board of Directors and management had already commenced initiatives and strategies to address a number of the requirements of the Consent Order. The Bank continues to work in cooperation with its regulators. Our ability to fully comply with all of the requirements of the Consent Order, including achieving and maintaining specified capital levels, is not entirely within our control, and is not assured. Our ability to comply with the requirements of the Consent Order may be affected by many factors, including the availability of capital and other funds, the extent of repayment of loans by borrowers, declines in the value of collateral including real estate, the Bank's ability to realize on collateral, and actions by bank regulators. Failure to comply with provisions of the Consent Order may result in further regulatory action including additional regulatory restriction or receivership that could have a material adverse effect on us and our shareholders, as well as the Bank.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2015 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2015 to that at December 31, 2014. The part labeled Results of Operations discusses the three month period ending March 31, 2015 as compared to the same period of 2014. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

Future factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the Company’s ability to generate future taxable income; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; failure to secure the proceeds to pay the interest due on the subordinated debt at the end of the deferral period or gain approval from the FRB to make the payment; failure to comply with provisions of the Consent Order or Written Agreement may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

The Company has had 13 consecutive quarters of profitability. The local economy is strengthening. Local unemployment has declined. At March 31, 2015, unemployment was 5.9% for Muskegon County which is better than the unemployment rate of 7.9% at March 31, 2014. Additionally, local property values are generally holding and in some areas increasing.

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

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of March 31, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of March 31, 2015, was approximately $245,000 and is needed for general operations and payment of quarterly interest due on the Company’s note payable.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either March 31, 2015 or December 31, 2014.

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

FINANCIAL CONDITION

Total assets were $190.8 million at March 31, 2015 compared to $184.7 million at December 31, 2014. Asset growth occurring in the first three months of 2015 stemmed primarily from increases to customer deposit accounts which in turn drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $9.7 million to $17.6 million at March 31, 2015 from $7.9 million at December 31, 2014. The Bank’s FRB balance increased $9.2 million since year-end 2014 and was $14.0 million on March 31, 2015. The increase in balance is driven largely by an increase in customer deposit balances but also included proceeds from investment maturities and loan repayments. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Approximately half of the excess liquidity noted above will be utilized when the Company’s public fund customers reduce their balances in the second quarter; remaining excess funds will be used to fund loan originations and to repay upcoming time deposit maturities.

The Bank’s security portfolio was $30.0 million at March 31, 2015 and $31.7 million at December 31, 2014. Investment activity in the first three months of the year consisted entirely of maturities, prepayments and calls totaling $1.7 million.

The unencumbered securities within the portfolio serve as a key source of collateral or potential liquidity for the Bank. Thus, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At March 31, 2015, 28% of the investment portfolio was unencumbered. This outcome is higher than the 20% unpledged position that existed on December 31, 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s pledging needs were reduced during the first quarter. Several customers that were in the Bank’s repurchase agreement product which is fully collateralized by high quality government and agency securities were transferred to a newly created business interest checking account in the second month of 2015. The business interest checking account is FDIC insured and is not collateralized in the same way as the repurchase agreement accounts. The reduction in customer repurchase agreement balances allowed the Bank to remove the pledge of $3.0 million securities in the first quarter of 2015.

At March 31, 2015, securities with an amortized cost of $21.5 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements, down from $25.5 million at year-end 2014.

Investment portfolio quality continues to receive scrutiny. The market value of the portfolio is impacted by national and global economic news. During the first three months of 2015, the investment portfolio’s net unrealized loss was reduced by $60,000; $90,000 unrealized gain offset by a tax effect of $30,000. The portfolio at March 31, 2015, had a net unrealized gain position of $166,000. Included in this total are 10 securities with an amortized cost of $6.3 million having an unrealized loss of $58,000; six of the 10 had an unrealized loss longer than 12 months.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at March 31, 2015.

Loans held for sale activity during the first three months of 2015 included $1.4 million of loan originations and $1.4 million of sales. The associated gain on the loan sales was $32,000. There were $240,000 of loans held for sale at March 31, 2015 and $148,000 held for sale at December 31, 2014.

Total loans (held for investment) decreased $2.4 million and were $127.4 million at March 31, 2015 down from $129.8 million at December 31, 2014. A decrease in the commercial real estate portfolio was the largest factor in the change since year-end 2014. At March 31, 2015, the concentration of commercial and commercial real estate loans was 82%; the same as the concentration at year-end 2014. The portfolio makeup is in line with the Bank’s wholesale focus which has been maintained since opening in 1999. The decrease in the commercial real estate category is related to a significant repayment that was received in the last month of the quarter.

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

At March 31, 2015, the allowance for loan losses totaled $1.6 million. At year-end 2014, the allowance for loan losses was $2.0 million. The decrease in the allowance is the result of net loan charge-offs of $370,000 for the first three months of 2015. In March, the Bank charged off a specific allocation of $356,000 on an impaired loan. The charge-off reduced the ratio of allowance to gross loans outstanding to a level of 1.26% at March 31, 2015 compared to 1.52% at year-end 2014.

The allocation of the allowance at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$512,974	40.1%	$500,776	39.2%
Commercial Real Estate	409,839	41.9	848,589	43.2
Consumer	294,929	5.8	294,039	5.9
Residential	206,707	12.2	204,485	11.7
Unallocated	183,293	N/A	130,283	N/A
Total	$1,607,742	100.0%	$1,978,172	100.0%

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.88% at March 31, 2015, an increase of 1 basis point from year-end 2014. At year-end 2014, the general component of the allowance for loan losses was 0.87% of total non-specifically identified loans. At March 31, 2015, there were $183,000 of unallocated reserves in the allowance for loan losses; stemming from decreases to the Bank’s 36 month historical loss calculation. Unallocated reserves were $130,000 at December 31, 2014.

At March 31, 2015, the allowance contained $380,000 in specific allocations for impaired loans whereas at December 31, 2014 there was $793,000 specifically allocated. The decrease stemmed largely from a single charge-off of $356,000 occurring in the first quarter. The remaining balance of the impaired relationship is $922,000. Also during the quarter, a $315,000 loan that was impaired at year-end 2014 was repaid in full. In total, there was $8.5 million of recorded investment on impaired loans at March 31, 2015 compared to $9.2 million at year-end 2014.

Not all specifically identified loans require an allocation of reserves. As in the case above, once the charge-off was made on the specifically identified loan, the principal was reduced to the current value of the assigned collateral or expected repayment, therefore no further reserve was required. There were 15 impaired loans requiring no reserve at March 31, 2015. Since year-end 2014, specifically identified loans requiring no reserves rose to 87% of the recorded investment of total specifically identified loans at March 31, 2015; up from 70% at year-end 2014. At March 31, 2015, the recorded investment on impaired loans requiring no reserves was $7.4 million, an increase of $1.0 million since year-end 2014. The specific allocation on the relationship mentioned above drove a majority of the increase.

Recorded investment on specifically identified loans requiring reserves was $1.1 million at March 31, 2015 compared to $2.8 million at year-end 2014. The $1.7 million decrease in recorded investment stemmed from the charge-offs recorded in the first quarter of the year as well as the full repayment of the impaired loan noted above.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2014 to March 31, 2015, the recorded investment in accruing past due and non-accrual loans decreased by $465,000. This was evidenced by a $78,000 increase in the recorded investment in past due loans and a $543,000 decrease in the recorded investment in non-accrual loans in the first three months of 2015.

The recorded investment of accruing loans past due 30-59 days was $357,000 at March 31, 2015; a $74,000 increase since December 31, 2014. There were seven loans past due 30-59 days at March 31, 2014.

There were no loans past due 60-89 still accruing interest at either March 31, 2015 or December 31, 2014.

There was one loan still accruing interest with a recorded investment past due 90 days and greater at March 31, 2015. There were none at year-end 2014. The balance at March 31, 2015 was $4,000. Since the loan is a credit card and is unsecured, it is likely that the balance will be charged off in the second quarter of 2015.

The Bank’s delinquency compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-accrual loans totaled $1.5 million at March 31, 2015; down from $2.1 million at year-end 2014. The reduction since year-end 2014 was the result of the charge-offs and the full repayment of the impaired relationships mentioned above. No non-accrual notes are secured by undeveloped real estate. At March 31, 2015, there were specific allocations of $380,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

Net charge-offs for the first quarter of 2015 were $370,000. This outcome is much different than that of the first quarter of 2014 when the Bank had a net recovery of $233,000 stemming from a $250,000 lawsuit settlement. The ratio of annualized net charge-offs to average loans was 1.14% for the first three months of 2015 but because there was a net recovery in the first quarter of 2014, the ratio of annualized net charge-offs to average loans was (0.70)%. A majority of the charge-offs made in the first quarter of 2015 were specific allocations on previously impaired loans. The increased ratio between the periods is not indicative of deteriorating credit quality.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2015 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$7,588,069	$16,319,556	$18,455,052	$8,791,000	$51,153,677
Commercial Real Estate:
General	1,908,005	8,566,529	35,075,409	5,448,291	50,998,234
Construction	1,514,782	442,247	427,449	0	2,384,478
Consumer:
Lines of credit	163,469	154,475	2,682,074	2,626,379	5,626,397
Other	52,144	39,687	889,636	309,164	1,290,631
Credit card	52,335	162,013	247,883	0	462,231
Residential	0	77,300	0	15,425,349	15,502,649
	$11,278,804	$25,761,807	$57,777,503	$32,600,183	$127,418,297
Loans at fixed rates	$5,792,857	$11,578,669	$46,237,872	$23,346,171	$86,955,569
Loans at variable rates	5,485,947	14,183,138	11,539,631	9,254,012	40,462,728
	$11,278,804	$25,761,807	$57,777,503	$32,600,183	$127,418,297

At March 31, 2015, there were 68% of the loan balances carrying a fixed rate and 32% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At March 31, 2015, approximately 26% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Nearly half of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 40% of the total with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans, 65% are either variable rate or have a balloon of five years, minimizing the extension risk.

Foreclosed assets were $2.2 million at March 31, 2015; the same balance as December 31, 2014. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were two lot sales during the first three months of 2015. The lots sold are part of a development which has zero book value. The net gains realized on these sales were $50,000. There are 12 additional lots to be sold in this development. No properties were added in the first quarter of 2015. At March 31, 2015, foreclosed assets consisted of 20 real estate holdings the same as at December 31, 2014.

Deposit balances were $169.8 million at March 31, 2015 up from $161.3 million at December 31, 2014. Typically the Bank experiences a notable seasonal fluctuation in the deposit accounts of its largest public fund customers in the first quarter of each year. Public fund deposits rose $11.3 million since year-end 2014. Partially offsetting the public fund increase was a $4.3 million decrease in the time deposit portfolio in the first three months of 2015. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB. Finally, there was a $7.5 million increase in interest bearing checking accounts. A majority of the balances came from savings accounts and customer repurchase agreements. During the first quarter of 2015, the Bank created a new business interest checking product. Several customers who held balances in the customer repurchase and business savings accounts were moved to the business interest checking. The product is FDIC insured. Management will now have the opportunity to reduce the number of securities needed for pledging within the security portfolio.

Repurchase agreement balances were $6.0 million at March 31, 2015 and $8.6 million at December 31, 2014, a decrease of $2.6 million. The decrease between the two period ends was primarily the result of several existing customers being transferred to the FDIC insured business interest checking product.

The Company’s note payable to 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen was scheduled to mature on March 31, 2015. In the first quarter of 2015, 1030 Norton LLC agreed to extend the note for another two year period at the same terms. In a letter dated February 11, 2015, the FRB granted the Company permission to extend the note at the same terms and continue paying quarterly interest. The note now matures on March 31, 2017.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In management’s view the most pressing issue confronting the Company is the need for additional capital to pay the deferred interest on the subordinated debentures when it comes due on June 30, 2015. As of March 31, 2015, the Company had a cash balance of approximately $245,000, which at present is the Company’s primary source of liquidity due to the regulatory constraints on the Bank’s ability to declare dividends. Management and the Board of Directors are actively seeking ways to raise capital. In the event these efforts are unsuccessful, payment of this interest has been assured by certain members of the Company’s Board of Directors. Nonetheless, the Company is prohibited from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval as a result of its FRB Written Agreement dated December 16, 2010.

In the event the FRB does not grant the Company approval to repay the deferred interest or obtain an extension or other leniency, the holders of our trust preferred securities could elect to commence collection efforts. Such efforts would have a material adverse effect on the Company.

Should the Company obtain the liquidity and the permission to repay the deferred interest, it may elect to again defer interest payments at some point in the future.

Shareholders’ equity was approximately $8.2 million on March 31, 2015. On December 31, 2014, the balance was $8.1 million. The net increase of $92,000 was made up of net income recorded in the first three months of 2015 and a reduction in accumulated other comprehensive loss (security market value adjustments). The book value per share was $5.56 at March 31, 2015.

The Bank’s regulatory capital ratio rose since year-end 2014 mostly as a result of the differences in the methods of calculation between the former risk-based capital and the new BASEL III capital calculation rules. At March 31, 2015, the Bank’s total risk-based capital ratio was 9.57%. The biggest change between the two methods which positively affected the outcomes at March 31, 2015 was more favorable treatment of deferred tax assets. Offsetting this benefit was higher risk weighting for troubled assets and off-balance sheet commitments. The Bank’s total risk-based capital ratio at December 31, 2014 was 9.07%. Its Tier 1 to average assets ratio was 6.26% at the same period end. Regardless of changes to the regulatory capital rules and calculation in the first quarter of 2015 under BASEL III, the Bank remained adequately capitalized according to prompt corrective action regulation. The Bank was also considered adequately capitalized at December 31, 2014 under the former set of regulatory capital rules.

In spite of the improvement in both total risk-based capital and tier 1 ratios, the Bank’s ratios do not meet those required under the Consent Order. Under the Consent Order, the Bank is required to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at March 31, 2015. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $4,102,000 on March 31, 2015 based on its asset mix and size.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The net income for the first three months of 2015 was $33,000 which was $78,000 less than net income of $111,000 recorded for the first three months of 2014. Net income in the first quarter of 2015 was less than the same quarter of the previous year as a result of lower net interest income, higher non-interest expenses and accrued federal taxes. The corresponding basic and diluted earnings per share for the first three months of 2015 were $0.02. The basic and diluted earnings per share for the first quarter of 2014 were $0.08.

For the first three months of 2015, the annualized return on the Company’s average total assets was 0.07% compared to 0.23% for the first three months of 2014. The annualized return on average equity was 1.59% for the first quarter of 2015; much less than 11.51% annualized return on average equity for the same period in 2014. The annualized return on average equity decreased substantially because of the significant increase in equity late in 2014 when the Company reversed its valuation allowance against deferred tax assets resulting in a federal tax benefit of $4.0 million.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was less for the first three months of 2015 compared to the similar period in 2014 but the net interest margin was higher. The mix of earning assets was more favorable and the Company’s cost of funds was lower. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Three Months ended March 31,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$7,302,670	$4,294	0.24%	$17,509,085	$10,600	0.24%
Securities	31,453,161	115,492	1.47	31,176,362	128,688	1.65
Loans (including held for sale and non accrual)	130,111,449	1,656,679	5.09	132,018,484	1,714,060	5.19
Total interest earning assets	168,867,280	1,776,465	4.21	180,703,931	1,853,348	4.10
Other assets	17,497,938			12,608,504
	$186,365,218			$193,312,435
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$129,984,817	$173,382	0.53%	$140,497,563	$214,629	0.61%
Repurchase agreements	7,299,398	8,548	0.47	8,492,565	11,686	0.55
Subordinated debentures and notes payable	5,780,000	55,534	3.84	5,780,000	54,762	3.79
Total interest bearing liabilities	143,064,215	237,464	0.66	154,770,128	281,077	0.73
Non-interest-bearing deposits	34,602,559			34,065,937
Other liabilities	540,216			627,324
Shareholders’ Equity	8,158,228			3,849,046
	$186,365,218			$193,312,435
Net interest income		1,539,001			1,572,271
Net interest spread on earning assets			3.55%			3.37%
Net interest margin on earning assets			3.65%			3.48%
Average interest-earning assets to average interest-bearing liabilities			118.04%			116.76%
Tax equivalent adjustment		5,573			8,310
Net interest income		1,533,428			1,563,961

The net interest spread on average earning assets increased 18 basis points to 3.55% in the past 12 months. The net interest margin on a fully tax equivalent basis increased by 17 basis points from 3.48% for the first three months of 2014 to 3.65% for the first three months of 2015. The net interest income for the first three months of 2015 was $1.5 million compared to a figure of $1.6 million for the same three months in 2014. Additionally, there was a decrease in average earning assets of $11.8 million when comparing the first quarter of 2015 to the first quarter of 2014. Although net interest income and earning assets were less, the mix of earning assets and the cost of funds were more favorable when comparing the first quarter of 2015 and the same quarter of 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 4.21% for the three month period ending March 31, 2015 compared to 4.10% for the same period in 2014. Although the average rate earned on loans decreased by 10 basis points in 12 months, the loan portfolio made up an even greater portion of the earning assets in the first quarter of 2015 compared to the first quarter of 2014. The same holds true for securities. The portfolio average rate declined by 18 basis points but investments made up two percent more of the earning assets. Management has worked diligently to manage the liquidity at the FRB to levels that are appropriate for the funding needs of the Bank due to the low average rate earned on deposits at other financial institutions. As a result, these earning assets represented six percent less of the total. Management will be challenged in the second quarter to control FRB liquidity in a similar manner since there are typically seasonal increases in the deposits of several of its public fund customers.

The benefit derived from an increase to the overall yield on interest earning assets was enhanced by rate reductions on the funding side. Compared to the first quarter of 2014, the cost of funds improved seven basis points. The progress was driven by two factors; both related to the time deposit portfolio. The average rate on the time deposit portfolio was reduced by eight basis points when comparing the first three months of 2015 to that of the similar period in 2014. Secondly, the concentration of time deposits was lowered by 11% over the same time period. Traditionally, time deposits are the most expensive deposits in the interest bearing portfolio. Both reductions in rate and concentration are key to lowering the Company’s funding costs.

Additionally, there were improvements in the average rate paid on repurchase agreements between the first quarter of 2015 and the first quarter of 2014. The average rate paid on repurchase agreements was eight basis points less. Conversely, there was a five basis point increase to the average rate on subordinated debentures and notes payable.

Throughout the next three quarters of 2015, management will remain focused on limiting its FRB balances and reducing the concentration of time deposits within interest-bearing deposits. Successes in these areas will likely maintain the net interest margin at a similar level to that shown in the table above for the first quarter of 2015.

To accomplish margin improvement when rates are at historically low levels and to understand potential outcomes when rates increase in the future, asset liability management continues to be an important tool for assessing opportunities for improvement and interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at March 31, 2015 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$14,007,903	$0	$0	$0	$14,007,903
Securities (including FHLB stock)	2,521,174	5,942,861	20,842,261	1,115,573	30,421,869
Loans held for sale	0	0	0	240,000	240,000
Loans	47,424,540	13,958,255	48,689,406	17,346,096	127,418,297
	63,953,617	19,901,116	69,531,667	18,701,669	172,088,069
Interest-bearing liabilities
Savings and checking	77,561,449	0	0	0	77,561,449
Time deposits <$100,000	7,820,562	24,412,550	18,382,168	0	50,615,280
Time deposits >$100,000	2,123,409	4,738,468	1,951,928	0	8,813,805
Repurchase agreements and Federal funds purchased	6,045,471	0	0	0	6,045,471
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	98,050,891	29,151,018	21,614,096	0	148,816,005
Net asset (liability) repricing gap	$(34,097,274)	$(9,249,902)	$47,917,571	$18,701,669	$23,272,064
Cumulative net asset (liability) repricing gap	$(34,097,274)	$(43,347,176)	$4,570,395	$23,272,064

Currently, the Company has a negative 12 month repricing gap which indicates that the Company is liability sensitive in the next 12 month period. This position implies that more rate bearing products have an opportunity to reprice during this period. If the rate environment begins to increase like the Federal Open Market Committee of the Federal Reserve System has forecasted, a negative repricing gap will be harmful for further reduction to the Company’s overall interest expense, however it is unknown whether the reduction will be successfully offset by the repricing opportunities for loans scheduled to renew. Nonetheless, if the Company’s gap position remains negative when interest rates begin to rise, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. The local market rates often play a large part in the movement of rates on liabilities.

There was no provision for loan losses for the first three months of 2015 or 2014. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first three months of 2015 was $407,000 compared to $409,000 recorded for the similar period in 2014. A majority of the components of this revenue remained the same however; in 2014’s first quarter there was $7,000 of income derived from the sale of a security. There were no gains on security sales in 2015’s first quarter.

Non-interest expenses for the first three month period of 2015 were $1.9 million; $29,000 more than the first three months of 2014. The three largest categories contributing to the net difference were salary and benefit expenses, foreclosed asset impairments and two items within other non-interest expenses.

Salary and benefit expenses, the largest category of non-interest expenses, were $1.0 million for the first quarter of 2015. For the similar period in 2014, the total was $951,000. The 6% increase between the two periods stemmed from an increase in full-time staff, general salary increases and increases in health insurance costs.

There were no foreclosed asset impairments in the first three months of 2015 compared to $16,000 in the first three months of 2014. During the time that foreclosed real properties are waiting to be sold, there will be occasions that the Bank will need to reevaluate the individual market values of each property. If there is evidence that the fair value has declined since the last evaluation, the Bank will incur an impairment charge in order to properly reflect the fair value of the asset at the end of the reporting period. A reduction in this category reflects the referenced stability in local real estate over the last 12 months. Although impairment charges continue to occur, they are lower for two reasons; the Bank’s portfolio of foreclosed real property is declining and the values of the properties within the portfolio appear to be stabilizing.

Other non-interest expenses were $260,000 in the first quarter of 2015 and $290,000 for the like period in 2014; a reduction of $30,000. Two categories are driving a majority of the decrease. The first is an $11,000 reduction in expenses to administer impaired assets. In the first three months of 2015, these expenses totaled $72,000. Similarly, these expenses totaled $83,000 in the first quarter of 2014. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters.

Another category that experienced a decrease is the Company’s liability insurance. As a result of the lower risk profile of the Bank, insurance cost’s decreased $9,000 in the first quarter of 2015 and the annual savings is estimated to be around $50,000.

For the first three quarters of 2014, there was a full valuation allowance against deferred tax assets and no federal income tax expenses were recorded. At December 31, 2014, the $4.1 million valuation allowance was reversed and the Company began recording federal income tax expense. The Company recorded federal income tax expense of $17,000 in the first quarter of 2015.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in the internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended March 31, 2015.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Amendment to Convertible Secured Note Purchase Agreement dated March 18, 2015, incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed March 20, 2015.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

May 15, 2015	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2015	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Amendment to Convertible Secured Note Purchase Agreement dated March 18, 2015, incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed March 20, 2015.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

- 59 -