Form 10-Q
period 2015-06-30
COMMUNITY SHORES BANK CORP
filed 2015-08-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _________________________________

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

☒ Yes ☐ No

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

☐ Yes ☒ No

At August 14, 2015, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$3,128,225	$3,111,858
Interest-bearing deposits in other financial institutions	15,427,526	4,823,664
Total cash and cash equivalents	18,555,751	7,935,522
Securities available for sale (at fair value)	28,280,508	31,691,369
Loans held for sale	78,400	147,900
Loans	127,094,535	129,787,133
Less: Allowance for loan losses	1,573,373	1,978,172
Net loans	125,521,162	127,808,961
Federal Home Loan Bank stock (at cost)	300,500	388,400
Premises and equipment, net	8,962,874	9,080,781
Accrued interest receivable	383,404	418,249
Foreclosed assets	2,239,880	2,238,997
Net deferred tax assets	4,095,450	3,995,877
Other assets	1,080,789	971,391
Total assets	$189,498,718	$184,677,447
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$34,252,438	$34,215,744
Interest-bearing	135,088,344	127,089,696
Total deposits	169,340,782	161,305,440
Federal funds purchased and repurchase agreements	4,959,627	8,610,621
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	1,280,000
Financial derivative liability	426,667	0
Accrued expenses and other liabilities	1,109,478	900,449
Total liabilities	181,616,554	176,596,510
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(5,144,916)	(4,944,867)
Accumulated other comprehensive loss	(269,611)	(270,887)
Total shareholders’ equity	7,882,164	8,080,937
Total liabilities and shareholders’ equity	$189,498,718	$184,677,447

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$1,603,651	$1,721,753	$3,260,330	$3,435,813
Securities	97,104	108,815	207,023	229,193
Federal funds sold, FHLB dividends and other income	3,481	12,742	7,775	23,342
Total interest and dividend income	1,704,236	1,843,310	3,475,128	3,688,348
Interest expense
Deposits	162,710	210,977	336,092	425,606
Repurchase agreements, federal funds purchased, and other debt	6,159	12,281	14,707	23,967
Federal Home Loan Bank advances and notes payable	56,489	55,332	112,023	110,094
Derivative valuation adjustment	426,667	0	426,667	0
Total interest expense	652,025	278,590	889,489	559,667
Net Interest Income	1,052,211	1,564,720	2,585,639	3,128,681
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,052,211	1,564,720	2,585,639	3,128,681
Non-interest income
Service charges on deposit accounts	141,849	158,253	278,083	296,721
Gain on sale of loans	39,641	38,482	71,976	64,710
Gain on sale of securities	0	0	0	7,409
Gain on sale of foreclosed assets	58,164	43,534	108,504	90,532
Gain on sale of premises and equipment	750	0	750	0
Other	196,667	206,330	384,679	396,456
Total non-interest income	437,071	446,599	843,992	855,828
Non-interest expense
Salaries and employee benefits	981,347	966,454	1,991,828	1,917,901
Occupancy	145,209	151,933	310,896	325,407
Furniture and equipment	82,011	82,991	166,077	156,432
Advertising	4,254	10,828	12,291	21,313
Data processing	172,016	166,237	337,141	321,704
Professional services	85,455	84,699	181,271	171,104
Foreclosed asset impairment	63,505	54,197	63,505	70,028
FDIC insurance	101,595	108,151	203,050	213,601
Other	206,262	283,628	466,677	574,095
Total non-interest expense	1,841,654	1,909,118	3,732,736	3,771,585
Income (Loss) Before Federal Income Taxes	(352,372)	102,201	(303,105)	212,924
Federal income tax benefit	(119,808)	0	(103,056)	0
Net Income (Loss)	$(232,564)	$102,201	$(200,049)	$212,924
Basic average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic income (loss) earnings per share	$(0.16)	$0.07	$(0.14)	$0.14
Diluted income (loss) earnings per share	$(0.16)	$0.07	$(0.14)	$0.14

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30,2015	June 30,2014

Net income (loss)	$(232,564)	$102,201	$(200,049)	$212,924

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(88,431)	131,939	1,935	170,024
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	(7,409)[1]
	(88,431)	131,939	1,935	162,615
Tax expense (benefit)	30,066	15,612	(659)	15,612
Total other comprehensive income (loss)	(58,365)	147,551	1,276	178,227

Comprehensive income (loss)	$(290,929)	$249,752	$(198,773)	$391,151

1 Appears on condensed consolidated statement of income (loss) as a gain on sale of securities.

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			212,924		212,924
Other comprehensive income				178,227	178,227

Balance at June 30, 2014	1,468,800	$13,296,691	$(9,063,675)	$(178,996)	$4,054,020

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net loss			(200,049)		(200,049)
Other comprehensive income				1,276	1,276

Balance at June 30, 2015	1,468,800	$13,296,691	$(5,144,916)	$(269,611)	$7,882,164

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income (loss)	$(200,049)	$212,924
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	183,579	183,067
Net amortization of securities	148,067	143,647
Net realized gain on sale of securities	0	(7,409)
Net realized gain on sale of loans	(71,976)	(64,710)
Net realized gain on sale of foreclosed assets	(108,504)	(90,532)
Net realized gain on sale of premises and equipment	(750)	0
Foreclosed asset impairment	63,505	70,028
Originations of loans for sale	(2,968,690)	(2,315,860)
Proceeds from loan sales	3,110,166	2,509,425
Deferred federal income tax benefit	(99,573)	0
Valuation adjustment on derivative	426,667	0
Net change in:
Accrued interest receivable and other assets	(68,708)	(144,946)
Accrued interest payable and other liabilities	209,029	88,058
Net cash from operating activities	622,763	583,692
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	661,182
Maturities, prepayments and calls	3,264,728	4,051,814
Purchases	0	(4,704,973)
Loan originations and payments, net	2,216,908	(1,397,414)
Redemption of Federal Home Loan Bank stock	87,900	0
Proceeds from the disposal of equipment	750	0
Additions to premises and equipment, net	(65,672)	(185,672)
Proceeds from the sale of foreclosed assets	108,504	260,532
Net cash from (used by) investing activities	5,613,118	(1,314,531)
Cash flows from financing activities
Net change in deposits	8,035,342	5,082,642
Net change in federal funds purchased and repurchase agreements	(3,650,994)	1,592,105
Net cash from financing activities	4,384,348	6,674,747
Net change in cash and cash equivalents	10,620,229	5,943,908
Beginning cash and cash equivalents	7,935,522	17,132,741
Ending cash and cash equivalents	$18,555,751	$23,076,649
Supplemental cash flows information:
Cash paid during the period for interest	$405,403	$502,887
Cash paid during the period for federal income tax	0	86,000
Transfers from loans to foreclosed assets	70,891	229,837
Foreclosed asset sales financed by the Bank	0	49,500

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2015 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2014. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first half of 2015.

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

RECENT DEVELOPMENTS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. At the July 9, 2015 FASB meeting, the FASB voted to delay the implementation requirement by one year. The impact of adoption of this ASU by the Company is not expected to be material.

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

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements. This ASU contains amendments that will clarify and affect a variety of Topics in the FASB Accounting Standards Codification. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. All other amendments will be effective upon the issuance of this guidance. The adoption of this guidance will not have a material effect on the Company’s financial position or results of operations.

Other issued but not yet accounting standards were reviewed and management has concluded that none apply or will be material to the Company’s financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

In spite of the improved financial outcome for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011, stemming primarily from deteriorating asset quality, resulted in additional regulatory scrutiny. On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2015, was approximately $158,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at June 30, 2015 and at December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value

US Treasury	$2,008,682	$16,552	$0	$2,025,234
US Government and federal agency	13,604,914	55,813	(1,778)	13,658,949
Municipals	710,000	1,392	0	711,392
Mortgage-backed and collateralized mortgage obligations– residential	11,879,204	95,193	(89,464)	11,884,933
	$28,202,800	$168,950	$(91,242)	$28,280,508

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

US Treasury	$2,012,021	$13,682	$0	$2,025,703
US Government and federal agency	15,172,847	52,755	(21,652)	15,203,950
Municipals	1,060,385	4,080	0	1,064,465
Mortgage-backed and collateralized mortgage obligations– residential	13,370,343	117,765	(90,857)	13,397,251
	$31,615,596	$188,282	$(112,509)	$31,691,369

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2015:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,027,005	$5,041,902
Due from one to five years	11,296,591	11,353,673
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	11,879,204	11,884,933
	$28,202,800	$28,280,508

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$498,938	$(460)	$498,557	$(1,318)	$997,495	$(1,778)
Mortgage-backed and collateralized mortgage obligations - residential	2,948,334	(18,298)	3,637,983	(71,166)	6,586,317	(89,464)
	$3,447,272	$(18,758)	$4,136,540	$(72,484)	$7,583,812	$(91,242)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,521,604	$(6,844)	$1,951,087	$(14,808)	$4,472,691	$(21,652)
Mortgage-backed and collateralized mortgage obligations - residential	2,850,028	(9,012)	4,675,915	(81,845)	7,525,943	(90,857)
	$5,371,632	$(15,856)	$6,627,002	$(96,653)	$11,998,634	$(112,509)

No securities were sold in the three or six months ended June 30, 2015. There was one security sold in the six months ended June 30, 2014. Proceeds from the sale were $661,182 with a gain of $7,409 realized. No securities were sold in the three months ended June 30, 2014.

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

At June 30, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At June 30, 2015, 13 debt securities had unrealized losses with aggregate depreciation of 1.19% from the amortized cost basis; six of the 13 had unrealized losses greater than 12 months.

Six of the 13 securities, which had an unrealized loss at June 30, 2015, are issued by government agencies and seven are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

Securities pledged at June 30, 2015 had a carrying amount of $20,837,050 and were pledged to secure public fund customers, customer repurchase agreements and, to a much lesser extent, potential borrowings at the FRB Discount Window. Pledged securities at December 31, 2014 had a carrying amount of $25,471,385.

3.	LOANS

Outstanding loan balances by portfolio segment and class at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Commercial	$51,895,021	$50,977,933
Commercial Real Estate:
General	50,145,596	54,180,393
Construction	1,965,545	1,891,746
Consumer:
Lines of credit	5,508,383	5,774,029
Other	1,315,449	1,356,714
Credit card	448,619	490,743
Residential	15,861,405	15,172,246
Net deferred loan fees	(45,483)	(56,671)
	127,094,535	129,787,133
Less: Allowance for loan losses	(1,573,373)	(1,978,172)
Loans, net	$125,521,162	$127,808,961

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and six month periods ended June 30, 2015 and 2014 by portfolio segment:

Three Months Ended June 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$512,974	$409,839	$294,929	$206,707	$183,293	$1,607,742
Charge-offs	0	(36,815)	(13,610)	0	0	(50,425)
Recoveries	9,800	0	6,256	0	0	16,056
Provision for loan losses	7,077	53,604	(11,476)	(9,918)	(39,287)	0
Ending balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373

Three Months Ended June 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$426,072	$1,686,614	$396,967	$198,683	$333,873	$3,042,209
Charge-offs	(20,890)	(163,692)	(48,450)	(83,384)	0	(316,416)
Recoveries	5,150	2,557	8,060	0	0	15,767
Provision for loan losses	17,915	(57,097)	33,423	114,480	(108,721)	0
Ending balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Six Months Ended June 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(429,212)	(14,087)	0	0	(443,299)
Recoveries	26,900	0	11,600	0	0	38,500
Provision for loan losses	2,175	7,251	(15,453)	(7,696)	13,723	0
Ending balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373

Six Months Ended June 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	(20,890)	(163,692)	(48,724)	(115,585)	0	(348,891)
Recoveries	258,950	2,557	19,302	0	0	280,809
Provision for loan losses	(148,861)	(83,676)	(5,402)	117,597	120,342	0
Ending balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2015 and December 31, 2014:

June 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$134,815	$0	$145,937	$89,064	$0	$369,816
Collectively evaluated for impairment	395,036	426,628	130,162	107,725	0	1,059,551
Unallocated	0	0	0	0	144,006	144,006
Total ending allowance balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373

Loans:
Individually evaluated for impairment	$1,775,219	$5,696,969	$284,458	$740,228	$0	$8,496,874
Collectively evaluated for impairment	50,200,908	46,513,964	7,010,640	15,164,187	0	118,889,699
Total ending loans balance	$51,976,127	$52,210,933	$7,295,098	$15,904,415	$0	$127,386,573

December 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$135,694	$411,996	$162,615	$82,753	$0	$793,058
Collectively evaluated for impairment	365,082	436,593	131,424	121,732	0	1,054,831
Unallocated	0	0	0	0	130,283	130,283
Total ending allowance balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172

Loans:
Individually evaluated for impairment	$1,802,389	$6,474,866	$377,322	$553,880	$0	$9,208,457
Collectively evaluated for impairment	49,266,280	49,697,482	7,270,248	14,654,563	0	120,888,573
Total ending loans balance	$51,068,669	$56,172,348	$7,647,570	$15,208,443	$0	$130,097,030

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
June 30, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,343,348	$1,340,238	$0
Commercial Real Estate:
General	5,696,969	6,908,376	0
Consumer:
Lines of credit	17,777	17,777	0
Other	0	0	0
Residential	426,500	459,009	0
Subtotal	$7,484,594	$8,725,400	$0

With a related allowance recorded:
Commercial	$431,871	$444,819	$134,815
Commercial Real Estate:
General	0	0	0
Consumer:
Lines of credit	255,486	254,731	134,879
Other	11,195	11,058	11,058
Residential	313,728	320,985	89,064
Subtotal	$1,012,280	$1,031,593	$369,816
Total	$8,496,874	$9,756,993	$369,816

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,436,684	$1,432,867	$0
Commercial Real Estate:
General	4,734,250	4,797,634	0
Consumer:
Lines of credit	87,646	97,188	0
Other	363	363	0
Residential	160,580	193,074	0
Subtotal	$6,419,523	$6,521,126	$0
With a related allowance recorded:
Commercial	$365,705	$379,068	$135,694
Commercial Real Estate:
General	1,740,616	2,478,367	411,996
Consumer:
Lines of credit	277,650	276,294	151,074
Other	11,663	11,541	11,541
Residential	393,300	401,270	82,753
Subtotal	$2,788,934	$3,546,540	$793,058
Total	$9,208,457	$10,067,666	$793,058

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans, from a past due and accrual status, and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. However, non-accrual loans and loans past due 90 days still on accrual are all individually classified impaired loans.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,521,696	$12,982	$12,982
Commercial Real Estate:
General	5,715,583	51,062	41,157
Consumer:
Lines of credit	29,556	0	0
Other	0	0	0
Residential	245,504	456	456
Subtotal	$7,512,339	$64,500	$54,595

With a related allowance recorded:
Commercial	$433,346	$5,655	$5,655
Commercial Real Estate:
General	0	0	0
Consumer:
Lines of credit	296,122	4,145	4,125
Other	11,208	0	0
Residential	366,549	3,273	2,198
Subtotal	$1,107,225	$13,073	$11,978
Total	$8,619,564	$77,573	$66,573

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,034,795	$7,560	$5,133
Commercial Real Estate:
General	5,485,590	63,156	62,217
Consumer:
Lines of credit	97,346	0	0
Other	940	0	0
Residential	418,229	0	0
Subtotal	$7,036,900	$70,716	$67,350

With a related allowance recorded:
Commercial	$417,958	$5,411	$5,411
Commercial Real Estate:
General	3,607,810	0	0
Consumer:
Lines of credit	300,699	4,724	4,419
Other	31,931	38	0
Residential	594,390	6,587	6,396
Subtotal	$4,952,788	$16,760	$16,226
Total	$11,989,688	$87,476	$83,576

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,453,896	$25,965	$25,965
Commercial Real Estate:
General	5,444,790	102,045	84,649
Consumer:
Lines of credit	58,601	0	0
Other	0	0	0
Residential	202,277	921	921
Subtotal	$7,159,564	$128,931	$111,535

With a related allowance recorded:
Commercial	$427,605	$11,284	$10,581
Commercial Real Estate:
General	773,663	0	0
Consumer:
Lines of credit	286,358	8,679	8,572
Other	11,261	0	0
Residential	379,429	7,485	6,410
Subtotal	$1,878,316	$27,448	$25,563
Total	$9,037,880	$156,379	$137,098

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,032,476	$15,036	$15,036
Commercial Real Estate:
General	4,176,059	114,817	103,651
Consumer:
Lines of credit	102,345	0	0
Other	12,371	268	0
Residential	411,666	0	0
Subtotal	$5,734,917	$130,121	$118,687

With a related allowance recorded:
Commercial	$320,792	$8,182	$7,339
Commercial Real Estate:
General	4,562,707	0	0
Consumer:
Lines of credit	297,435	9,131	8,227
Other	49,284	38	0
Residential	651,645	13,100	12,351
Subtotal	$5,881,863	$30,451	$27,917
Total	$11,616,780	$160,572	$146,604

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$46,171	$0	$0	$46,171	$51,915,026	$51,961,197
Commercial Real Estate:
General	0	0	0	0	48,968,342	48,968,342
Construction	0	0	0	0	1,967,820	1,967,820
Consumer:
Lines of credit	26,795	42,012	0	68,807	5,439,528	5,508,335
Other	0	3	0	3	1,320,364	1,320,367
Credit card	12,590	0	0	12,590	436,029	448,619
Residential	0	0	0	0	15,775,257	15,775,257
Total	$85,556	$42,015	$0	$127,571	$125,822,366	$125,949,937

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$14,930	$14,930
Commercial Real Estate:
General	0	0	318,298	318,298	956,473	1,274,771
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	17,777	17,777	0	17,777
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	129,158	129,158
Total	$0	$0	$336,075	$336,075	$1,100,561	$1,436,636

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$51,052,522	$51,052,522
Commercial Real Estate:
General	0	0	0	0	52,439,759	52,439,759
Construction	0	0	0	0	1,897,422	1,897,422
Consumer:
Lines of credit	133,353	0	0	133,353	5,576,570	5,709,923
Other	175	0	0	175	1,362,269	1,362,444
Credit card	4,958	0	0	4,958	485,785	490,743
Residential	144,798	0	0	144,798	14,928,488	15,073,286
Total	$283,284	$0	$0	$283,284	$127,742,815	$128,026,099

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$16,147	$16,147
Commercial Real Estate:
General	0	0	310,442	310,442	1,524,725	1,835,167
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	84,262	84,262	0	84,262
Other	0	0	198	198	0	198
Credit card	0	0	0	0	0	0
Residential	86,482	0	48,675	135,157	0	135,157
Total	$86,482	$0	$443,577	$530,059	$1,540,872	$2,070,931

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $315,970 of specific reserves on $7,072,553 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 and $729,552 on $7,353,365 of unpaid principal balance of loans as of December 31, 2014. At June 30, 2015, the Company had an additional $211,160 in performing loans outstanding to two of those customers. As of December 31, 2014, there was $185,821 committed to the same customers.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Residential	1	272,800	272,800
Total	1	$272,800	$272,800

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Residential	1	272,800	272,800
Total	1	$272,800	$272,800

In both the three and six month periods ending June 30, 2015 the modification involved a financing concession on an amortizing note for a term of 19 years.

The only loan modified as a troubled debt restructuring in 2015 occurred in the second quarter. There have been no charge-offs in 2015 related to this loan.

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

In the three and six month periods ending June 30, 2014, there were no charge-offs related to the troubled debt restructurings, however, an additional $48,000 of specific reserves were established on existing troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three and six month periods ending June 30, 2015 there were no troubled debt restructurings that experienced a payment default within 12 months following the modification. For the three and six month periods ended June 30, 2014 there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. The payment default occurred in the second quarter. Below is a table which presents that loan by class:

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
1	$1,101,412	$15,816	$0	$0	$0	$0
2	0	0	0	0	0	0
3	13,220,176	10,755,378	5,750,999	5,743,647	0	0
4	13,883,589	15,207,227	18,125,391	23,551,631	272,485	351,678
5	19,773,311	21,175,719	12,919,555	15,460,915	180,142	186,594
5M	1,177,782	692,413	4,386,229	4,441,083	0	0
6	1,458,049	1,764,371	7,597,829	2,872,263	1,515,193	1,359,150
7	1,346,814	1,441,534	440,427	729,249	0	0
8	14,994	16,211	1,022,683	1,476,138	0	0
Total	$51,976,127	$51,068,669	$50,243,113	$54,274,926	$1,967,820	$1,897,422

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2015 and December 31, 2014:

	Residential
	June 30,	December 31,
	2015	2014
Performing	$15,164,187	$14,654,563
Impaired	740,228	553,880
Total	$15,904,415	$15,208,443

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$5,252,849	$5,428,889	$1,309,172	$1,350,616	$448,619	$490,743
Impaired	273,263	365,296	11,195	12,026	0	0
Total	$5,526,112	$5,794,185	$1,320,367	$1,362,642	$448,619	$490,743

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at June 30:

	June 30,	June 30,
	2015	2014
Beginning of year	$2,238,997	$2,558,299
Additions	64,388	229,837
Reductions from sales	0	(219,500)
Direct write-downs	(63,505)	(70,028)
End of period	$2,239,880	$2,498,608

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$76,614	$101,201

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Land & land improvements	$4,703,312	$4,701,611
Buildings & building improvements	6,307,228	6,214,971
Furniture, fixtures and equipment	3,570,958	3,604,543
	14,581,498	14,521,125
Less: accumulated depreciation	5,618,624	5,440,344
	$8,962,874	$9,080,781

Depreciation expense was $183,579 in the six months ended June 30, 2015 and $183,067 for the six months ended June 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Non-interest-bearing DDA	$34,252,438	$34,215,744
Interest-bearing DDA	47,067,603	28,371,828
Money market	21,643,447	21,206,133
Savings	11,897,397	13,829,127
Time, under $100,000	45,706,535	54,677,199
Time, over $100,000	8,773,362	9,005,409
Total Deposits	$169,340,782	$161,305,440

There were no brokered deposits at either June 30, 2015 or December 31, 2014. Since the Bank was not categorized as “well capitalized” at June 30, 2015 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits. The Bank has not issued brokered deposits since January of 2010.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted of repurchase agreements and FHLB borrowings in 2015 and 2014. Information regarding repurchase agreements and borrowings from the FHLB at June 30, 2015 and December 31, 2014 is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at June 30, 2015	$4,959,627	$0
Average interest rate at period end	0.42%	0%
Average balance during period	6,285,681	272,376
Average interest rate during period	0.45%	0.37%
Maximum month end balance during period	8,829,269	0

Outstanding at December 31, 2014	$8,610,621	$0
Average interest rate at year-end	0.49%	0%
Average balance during year	9,358,758	16,438
Average interest rate during year	0.52%	0.40%
Maximum month end balance during year	10,767,084	0

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (Continued)

Repurchase agreements are primarily continuous, mature overnight, and are secured by investments. The following securities are pledged to the repurchase agreements as of:

Securities Pledged to Repurchase Agreements	June 30, 2015	December 31, 2014
U.S. Treasury and agency securities	$968,117	$4,003,454
Asset-backed securities	3,810,434	5,500,840
Loans	0	0
Other	571,798	686,467
Total	$5,350,349	$10,190,761

The Company had $2 million of residential mortgage loans pledged to support its line of credit with the FHLB at June 30, 2015.

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). The Bank could request to borrow from the Discount Window under the secondary credit program. Any request to borrow would require approval by the FDIC and a pledge of collateral. At June 30, 2015, collateral available for Discount Window borrowings consisted of $661,746 in securities, $324,269 in home equity loans, and $3,470,171 in one USDA loan. The Bank has not borrowed from the Discount Window since January 2010.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank had the capacity to borrow $4,192,363 at June 30, 2015. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $8,675,834 pledged at June 30, 2015 and $7,502,650 pledged at year-end 2014. At June 30, 2015, the Bank used a portion of the loans pledged to the Federal Home Loan Bank to collateralize a $2,000,000 overdraft line of credit. At June 30, 2015 and December 31, 2014, there was no balance outstanding on the line of credit. The Bank had no outstanding borrowings with the FHLB at either June 30, 2015 or December 31, 2014.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.33% at June 30, 2015 and 2.31% at December 31, 2014. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SUBORDINATED DEBENTURES (Continued)

The terms of the subordinated debentures, the trust preferred securities and the agreements under which they were issued, give the Company the right, from time to time, to defer payment of interest for up to 20 consecutive quarters, unless certain specified events of default have occurred and are continuing. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on the trust preferred securities. In May 2010, the Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2010. The Company exercised its option to defer each regularly scheduled interest payment from June 2010 through March 2015. The Company’s deferral of interest during that period did not constitute an event of default.

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest accrued interest. The accrued interest payable on the subordinated debentures was $623,160 at June 30, 2015, and $562,622 at December 31, 2014 and is included in accrued interest expense and other liabilities on the consolidated balance sheets.

The last allowable deferral period was March 31, 2015. All accrued and unpaid interest was due and payable and a corresponding amount of distributions was payable on the trust preferred securities on June 30, 2015. The Company did not have the liquidity to pay the interest owed but is in the process of a capital raising initiative that will enable such payment if successful. Prior to the June 30, 2015 interest payment deadline, Management was in contact with the trustees and holders of the trust preferred securities to make them aware of the situation. The indenture trustee formally issued a notice of default on July 31, 2015, to the administrative trustees and holders, but did not declare acceleration of the trust preferred securities or formally seek any remedies under the trust documents. Rather, the trustees and holders indicated their intention to cooperate with the Company during its efforts to raise capital to repay the accrued interest. Even if the Company is successful in its capital raising efforts, the Company must obtain prior FRB approval before making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities as a result of its FRB Written Agreement dated December 16, 2010. In the event the capital raise is unsuccessful or the Company does not gain FRB approval, payment of this interest has been assured by certain members of the Company’s Board of Directors.

Should the Company obtain the liquidity and the permission to repay the deferred interest, it may elect to again defer interest payments at some point in the future.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution1. The remaining proceeds of the senior debt are being used for interest carry, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The accrued interest at June 30, 2015 was approximately $26,000. The entire interest balance due was paid on July 1, 2015. 1030 Norton LLC has agreed to extend the note for another two year period at the same terms. In a letter dated February 11, 2015, the FRB granted the company permission to extend the note at the same terms and continue paying quarterly interest. The note now matures on March 31, 2017.

12.	DERIVATIVE LIABILITY

The Company’s note payable with 1030 Norton LLC includes a beneficial conversion feature allowing repayment of the outstanding principal, $1,280,000, with common stock instead of cash at a discount of 25% below the general offering price if an offering of stock is carried out by the Company. The Company’s impending capital raise includes provisions for full repayment of the note payable making the beneficial conversion option a derivative liability for the Company. The fair value of the derivative liability was deemed to be $426,667 at June 30, 2015. The derivative liability was reported on the balance sheet and in earnings as additional interest expense. There was no common stock offering impending prior to the second quarter of 2015, so the beneficial conversion feature had no fair value at any period since the issuance of the note payable on March 20, 2013.

13.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015	December 31, 2014

Unused lines of credit and letters of credit	$25,317,205	$24,855,495
Commitments to make loans	260,000	49,713

Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credit expire without being used, the above amounts related to those categories do not necessarily represent future cash disbursements.

14.	FAIR VALUE MEASUREMENTS

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

The Company used the following methods and significant assumptions to estimate fair value:

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Available for sale securities:
US Treasury	$2,025,234	$2,025,234	$0	$0
US Government and federal agency	13,658,949	0	13,658,949	0
Municipals	711,392	0	711,392	0
Mortgage-backed and collateralized mortgage obligations– residential	11,884,933	0	11,884,933	0
Total	$28,280,508	$2,025,234	$26,255,274	$0

Servicing assets	$33,279	$0	$33,279	$0

December 31, 2014
Available for sale securities:
US Treasury	$2,025,703	$2,025,703	$0	$0
US Government and federal agency	15,203,950	0	15,203,950	0
Municipals	1,064,465	0	1,064,465	0
Mortgage-backed and collateralized mortgage obligations– residential	13,397,251	0	13,397,251	0
Total	$31,691,369	$2,025,703	$29,665,666	$0

Servicing assets	$33,279	$0	$33,279	$0

There were no transfers between levels during the second quarter of 2015 or 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Impaired loans[1]:	$1,099,909	$0	$0	$1,099,909
Foreclosed assets:	855,424	0	0	855,424
Total	$1,955,333	$0	$0	$1,955,333

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans[1]:	$1,596,474	$0	$0	$1,596,474
Foreclosed assets:	1,913,093	0	0	1,913,093
Total	$3,509,567	$0	$0	$3,509,567

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of June 30, 2015 and December 31, 2014 about significant unobservable inputs related to the Bank’s Level 3 financial assets, by class, measured on a non-recurring basis:

		Valuation	Significant Unobservable	Range
June 30, 2015	Fair Value	Technique	Inputs	of Inputs
Impaired loans	$778,500	Income approach	Adjustments for differences between comparable sales	(13)-5%

Foreclosed assets	$0	N/A	N/A	N/A	%

		Valuation	Significant Unobservable	Range
December 31, 2014	Fair Value	Technique	Inputs	of Inputs
Impaired loans	$1,294,790	Sales comparison approach	Adjustments for differences between comparable sales	(25)-25%
		Income approach	Capitalization rate	10%

Foreclosed assets	$1,056,514	Sales comparison approach	Adjustments for differences between comparable sales	(30)-25%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at June 30, 2015
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$18,556	$18,556	$0	$0	$18,556
Loans held for sale	78	0	78	0	78
Loans, net (including impaired)	125,521	0	0	123,297	123,297
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	383	6	85	292	383

Financial liabilities
Deposits	169,341	0	160,260	0	160,260
Federal funds purchased and repurchase agreements	4,960	0	4,960	0	4,960
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Financial liability derivative	427	0	0	427	427
Accrued interest payable	672	0	23	182	205

		Fair Value Measurements
		at December 31, 2014
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$7,936	$7,936	$0	$0	$7,936
Loans held for sale	148	0	152	0	152
Loans, net (including impaired)	127,809	0	0	124,712	124,712
FHLB stock	388	N/A	N/A	N/A	N/A
Accrued interest receivable	418	6	102	310	418

Financial liabilities
Deposits	161,305	0	155,659	0	155,659
Federal funds purchased and repurchase agreements	8,611	0	8,611	0	8,611
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Financial liability derivative	0	0	0	0	0
Accrued interest payable	615	0	26	167	193

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

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

(g) Derivative Liability

The fair value of the Company’s derivative liability is estimated based on the probability of the utilization of the beneficial conversion feature and an estimate of the value of the beneficial conversion right; resulting in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

(h) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, 2 or 3 classification, depending on the associated asset or liability.

(i) Off-balance sheet instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

15.	INCOME TAXES

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

The Company achieved 13 consecutive quarter of profitability as of March 31, 2015. In the second quarter of 2015, the Company was subject to a valuation recognition on a derivative liability related to its note payable. The recognition had a large negative impact on the second quarter and year-to-date earnings at June 30, 2015. The recorded valuation recognition is not related to ongoing operations. As such, management again concluded that no valuation allowance on net deferred tax assets was necessary at June 30, 2015.

There were no unrecognized tax benefits at June 30, 2015 or December 31, 2014, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	REGULATORY MATTERS

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

Under the Consent Order, the Bank is required to maintain higher capital levels than under prompt corrective action levels for a well-capitalized bank and the Bank may not declare or pay any dividend without the prior written consent of the regulators. Under the Consent Order, the Bank is required to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement within 90 days of the effective date of the Consent Order and has not attained those required levels at any reporting period including June 30, 2015. The Bank is in full compliance with the restrictions related to declaring and paying dividends.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at June 30, 2015 and December 31, 2014 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,640,066	8.44%	$6,209,836	4.50%	N/A	N/A%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	13,213,439	9.58	11,039,709	8.00	$15,179,600	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,640,066	8.44	8,279,782	6.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	11,640,066	6.52	7,143,041	4.00	15,178,962	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$12,123,131	9.07%	$10,688,877	8.00%	$14,697,205	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,449,191	7.82	5,344,438	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,449,191	5.67	7,365,478	4.00	15,651,640	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	REGULATORY MATTERS (Continued)

Under Basel III regulatory capital requirements, to be adequately capitalized, a financial institution would need a CET 1 ratio of 4.5%, a total risk-based capital ratio of 8.0% and a Tier 1 capital ratio of 6.0%. At June 30, 2015, the Bank’s CET1 and Tier 1 capital ratios were both 8.44%; above the required minimum to be adequately capitalized. Total risk-based capital ratio of the Bank was 9.58% at June 30, 2015. This compares favorably to a total risk based capital ratio of 9.07% at December 31, 2014, under the old regulatory calculation rules. Consequently, the Bank was in the adequately capitalized regulatory category under both Basel III and the previous regulatory capital calculation rule at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, a capital contribution of $3,539,000 would have been needed to meet the capital ratios specified in the Consent Order.

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At June 30, 2015, the full allowance for loan loss balance $1,573,373 was counted as Tier 2 capital, no portion disallowed. At December 31, 2014, $1,673,940 was counted as Tier 2 capital and $304,232 was disallowed.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2015 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2015 to that at December 31, 2014. The part labeled Results of Operations discusses the three month and six month periods ending June 30, 2015 as compared to the same periods of 2014. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

The Company has had earned a profit in 13 of the the last 14 quarters. The local economy is strengthening. Local unemployment has declined. At June 30, 2015, unemployment was 6.1% for Muskegon County which is better than an unemployment rate of 7.7 % for Muskegon County at June 30, 2014. Additionally, local property values are generally holding and in some areas increasing.

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

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of June 30, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of June 30, 2015, was approximately $158,000 and is needed for general operations and payment of quarterly interest due on the Company’s note payable.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either June 30, 2015 or December 31, 2014.

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

Derivative Liability. The Company records derivative liabilities at fair value. The only derivative liability outstanding is related to the Company’s note payable with 1030 Norton LLC. The note includes a beneficial conversion feature allowing repayment of the outstanding principal with common stock instead of cash, at a discount of 25% below the general offering price, if an offering of stock is carried out by the Company. The Company’s impending capital raise includes provisions for full repayment of the note payable making the beneficial conversion option a derivative liability for the Company. At each period end the derivative liability is reported on the balance sheet and in earnings as additional interest expense, resulting from a change in the estimated fair value.

FINANCIAL CONDITION

Total assets were $189.5 million at June 30, 2015 compared to $184.7 million at December 31, 2014. Asset growth occurring in the first six months of 2015 stemmed primarily from increases to customer deposit accounts which in turn drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $10.6 million to $18.5 million at June 30, 2015 from $7.9 million at December 31, 2014. Nearly the full amount of the increase was attributable to an increase in the Bank’s FRB balance. The increase in balance is driven largely by an increase in customer deposit balances but also included proceeds from investment maturities and loan repayments. The average balance in the FRB account was $6.5 million for the first half of 2015. This is essentially in line with the Bank’s desired balance of between $7 and $10 million; the amount management has deemed ample to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. The excess liquidity noted above stemmed from a large customer deposit made in the last week of the quarter. The deposit is not anticipated to remain in the Bank for an extended period of time.

The Bank’s security portfolio was $28.3 million at June 30, 2015 and $31.7 million at December 31, 2014. Investment activity in the first six months of the year consisted entirely of maturities, prepayments and calls totaling $3.3 million.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unencumbered securities within the portfolio serve as a key source of collateral or potential liquidity for the Bank. Thus, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At June 30, 2015, 26% of the investment portfolio was unencumbered. This outcome is higher than the 20% unpledged position that existed on December 31, 2014.

The Bank’s pledging needs were reduced during the first quarter. Several customers that were in the Bank’s repurchase agreement product which is fully collateralized by high quality government and agency securities, were transferred to a newly created business interest checking account in the second month of 2015. The business interest checking account is FDIC insured and is not collateralized by securities. The reduction in customer repurchase agreement balances allowed the Bank to remove the pledge of nearly $3.0 securities in the first quarter of 2015. Since the security portfolio is larger than what is currently needed by the Bank, maturing investments are not likely to be replaced and the cash will be used to fund loans or repay internet time deposits.

At June 30, 2015, securities with an amortized cost of $20.8 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements, down from $25.5 million at year-end 2014. The reduction is mostly related to the reduction in customer repurchase agreements noted above.

Investment portfolio quality continues to receive scrutiny. The market value of the portfolio is impacted by national and global economic news. During the first six months of 2015, the investment portfolio’s net unrealized loss was reduced by $1,000; $2,000 unrealized gain offset by a tax effect of $1,000. The portfolio at June 30, 2015, had an unrealized gain position of $78,000. Included in this total are 13 securities with an amortized cost of $7.7 million having an unrealized loss of $91,000; six of the 13 had an unrealized loss longer than 12 months.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at June 30, 2015.

Loans held for sale activity during the first six months of 2015 included $3.0 million of loan originations and $3.1 million of sales. The associated gain on the loan sales was $72,000. There was $78,000 in loans held for sale at June 30, 2015 and $148,000 held for sale at December 31, 2014.

In the first half of 2015, total loans (held for investment) decreased $2.7 million and were $127.1 million at June 30, 2015 down from $129.8 million at December 31, 2014. A decrease in the commercial real estate portfolio was the largest factor in the change since year-end 2014. Three loans were repaid in full when the property serving as collateral was sold by the borrower. The three loans total 74% of the decrease in the commercial real estate portfolio since year-end 2014. In spite of the decrease in this category, at June 30, 2015, the concentration of commercial and commercial real estate loans remained at 82% of the loan portfolio; the same as the concentration at year-end 2014. The loan portfolio makeup is in line with the Bank’s wholesale focus which has continued since opening in 1999.

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

At June 30, 2015, the allowance for loan losses totaled $1.6 million. At year-end 2014, the allowance for loan losses was $2.0 million. The decrease in the allowance is the result of net loan charge-offs of $405,000 for the first six months of 2015. In March, the Bank charged off a specific allocation of $356,000 on an impaired loan. The charge-off reduced the ratio of allowance to gross loans outstanding to a level of 1.24% at June 30, 2015 compared to 1.52% at year-end 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$529,851	40.8%	$500,776	39.2%
Commercial Real Estate	426,628	41.0	848,589	43.2
Consumer	276,099	5.7	294,039	5.9
Residential	196,789	12.5	204,485	11.7
Unallocated	144,006	N/A	130,283	N/A
Total	$1,573,373	100.0%	$1,978,172	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.89% at June 30, 2015, an increase of 2 basis points since year-end 2014. At year-end 2014, the general component of the allowance for loan losses was 0.87% of total non-specifically identified loans. At June 30, 2015, there were $144,000 of unallocated reserves in the allowance for loan losses; stemming from decreases to the Bank’s 36 month historical loss calculation. Unallocated reserves were $130,000 at December 31, 2014.

At June 30, 2015, the allowance contained $370,000 in specific allocations for impaired loans whereas at December 31, 2014 there was $793,000 specifically allocated. The decrease stemmed largely from a single charge-off of $356,000 occurring in the first quarter. The remaining balance of the impaired relationship is $922,000. Also during the first quarter of 2015, a $315,000 loan that was impaired at year-end 2014 was repaid in full. In total, there was $8.5 million of recorded investment on impaired loans at June 30, 2015 compared to $9.2 million at year-end 2014.

Not all specifically identified loans require an allocation of reserves. As in the case above, once the charge-off was made on the specifically identified loan, the principal was reduced to the current value of the assigned collateral or expected repayment, therefore no further reserve was required. There were 18 impaired loans requiring no reserve at June 30, 2015. Since year-end 2014, specifically identified loans requiring no reserves rose to 88% of the recorded investment of total specifically identified loans at June 30, 2015; up from 70% at year-end 2014. At June 30, 2015, the recorded investment on impaired loans requiring no reserves was $7.5 million, an increase of $1.1 million since year-end 2014. The specific allocation on the relationship mentioned above drove a majority of the increase.

Recorded investment on specifically identified loans requiring reserves was $1.0 million at June 30, 2015 compared to $2.8 million at year-end 2014. The $1.8 million decrease in recorded investment stemmed from the charge-offs recorded in the first quarter of the year as well as the full repayment of the impaired loan noted above.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2014 to June 30, 2015, the recorded investment in accruing past due and non-accrual loans decreased by $790,000. This was evidenced by a $156,000 decrease in the recorded investment in past due loans and a $634,000 decrease in the recorded investment in non-accrual loans in the first six months of 2015.

The recorded investment of accruing loans past due 30-59 days was $86,000 at June 30, 2015; a $198,000 decrease since December 31, 2014. There were four loans past due 30-59 days at June 30, 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

One loan with a recorded investment of $42,000 and still accruing interest was past due 60-89 days at June 30, 2015. There were no loans past due 60-89 days still accruing interest at December 31, 2014.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either June 30, 2015 or year-end 2014.

The Bank’s rate of delinquent loans compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

Non-accrual loans totaled $1.4 million at June 30, 2015 down from $2.1 million at year-end 2014. The reduction since year-end 2014 was the result of the charge-offs and the full repayment of the impaired relationships mentioned above. No non-accrual notes are secured by undeveloped real estate. At June 30, 2015, there were specific allocations of $370,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

Net charge-offs for the first half of 2015 were $405,000. This outcome is more than that of the first half of 2014 when the Bank had net charge-offs of $68,000. The ratio of annualized net charge-offs to average loans was 0.63% for the first six months of 2015; the ratio of annualized net charge-offs to average loans was 0.10% for the first half of 2014. A majority of the recorded charge-offs made in the first half of 2015 was related to a specific allocation on a previously impaired loan. The increased ratio between the periods is not indicative of deteriorating credit quality.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2015 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$4,704,638	$16,525,301	$21,776,592	$8,843,007	$51,849,538
Commercial Real Estate:
General	4,294,844	6,542,104	33,895,484	5,413,164	50,145,596
Construction	1,542,553	271,332	151,660	0	1,965,545
Consumer:
Lines of credit	12,624	79,367	2,806,797	2,609,595	5,508,383
Other	47,850	37,257	931,010	299,332	1,315,449
Credit card	50,559	156,904	241,156	0	448,619
Residential	0	16,700	0	15,844,705	15,861,405
	$10,653,068	$23,628,965	$59,802,699	$33,009,803	$127,094,535
Loans at fixed rates	$7,364,871	$7,661,364	$49,570,873	$23,314,693	$87,911,801
Loans at variable rates	3,288,197	15,967,601	10,231,826	9,695,110	39,182,734
	$10,653,068	$23,628,965	$59,802,699	$33,009,803	$127,094,535

At June 30, 2015, there were 69% of the loan balances carrying a fixed rate and 31% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At June 30, 2015, approximately 26% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Nearly half of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 40% of the total with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans 77% are either variable rate or fixed but have a rate which resets within the next five years minimizing the extension risk.

Foreclosed assets were $2.2 million at June 30, 2015; the same balance as December 31, 2014. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were five lot sales during the first six months of 2015. The lots sold are part of a development which has zero book value. The net gains realized on these sales were $109,000. There are nine additional lots to be sold in this development. One property was added in the first half of 2015. At June 30, 2015, foreclosed assets consisted of 21 real estate holdings; one more than at December 31, 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $169.3 million at June 30, 2015 up from $161.3 million at December 31, 2014. There was a large customer deposit in the last week of the quarter which inflated the interest bearing checking balance by $13.0 million. In addition to that, a new business interest checking product created in February (2015) has grown to $5.5 million. Several customers who held balances in the customer repurchase and business savings accounts were moved to the business interest checking. The product is FDIC insured allowing management to reduce the number of securities needed for pledging.

Net deposit growth since year-end 2014, was primarily used to fund time deposit maturities. The time deposit portfolio decreased by $9.2 million in the first six months of 2015. The time deposit portfolio continues to be deliberately contracted in an effort to manage excess liquidity at the FRB.

Repurchase agreement balances were $4.9 million at June 30, 2015 and $8.6 million at December 31, 2014, a decrease of $3.7 million. The decrease between the two period ends was noted above. Several repurchase customers at year-end 2014 were transferred to the Bank’s new FDIC insured business interest checking product.

The Company recorded a derivative liability during the second quarter of 2015. The derivative liability stems from a conversion right embedded in the note payable to 1030 Norton LLC. The right allows 1030 Norton LLC to accept shares of stock at a discount to the general offering price if the Company elects to do a common stock offering to repay the note. The Company has made plans for such an offering deeming the right a derivative financial instrument. At June 30, 2015, the derivative liability was valued at $427,000. There was no derivative liability at December 31, 2014.

In management’s view the most pressing issue confronting the Company remains the need for additional cash to pay the past due deferred interest on the subordinated debentures. As of June 30, 2015, the Company had a cash balance of approximately $158,000, which at present is the Company’s primary source of liquidity due to the regulatory constraints on the Banks’s ability to declare dividends. Despite the improved health of the Bank, the Company requires and infusion of cash and FRB authorization to use a portion of the proceeds to repay the deferred interest on the subordinated debentures (See Note 9 to the Company’s Consolidated Financial Statements for additional details). Efforts towards a capital raise have been made by management and the board of directors.

In the event the FRB does not grant the Company approval to repay the deferred interest or obtain an extension or other leniency, the holder of our trust preferred securities could elect to commence collection efforts. Such efforts would have a material adverse effect on the Company.

Should the Company obtain the liquidity and the permission to repay the deferred interest, it may elect to again defer interest payments at some point in the future.

Shareholders’ equity was approximately $7.9 million on June 30, 2015. On December 31, 2014, the balance was $8.1 million. The net decrease of $199,000 was made up of a net loss recorded in the first six months of 2015 and a decrease in accumulated other comprehensive loss (security market value adjustments). The book value per share was $5.37 at June 30, 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s regulatory capital ratio rose since year-end 2014 mostly as a result of the differences in the methods of calculation between the former risk-based capital and the new BASEL III capital calculation rules. At June 30, 2015, the Bank’s total risk-based capital ratio was 9.58%. The biggest change between the two methods which positively affected the outcome at June 30, 2015 was more favorable treatment of deferred tax assets. Offsetting this benefit was higher risk weighting for troubled assets and off-balance sheet commitments. The Bank’s total risk-based capital ratio at December 31, 2014 was 9.07%. Its Tier 1 to average assets ratio increased 85 basis points and was 6.52% at June 30, 2015 compared to 5.67% at year-end 2014. The Bank was considered adequately capitalized according to prompt corrective action regulation at both June 30, 2015 and December 31, 2014.

In spite of the improvement in both total risk-based capital and Tier 1 ratios, the Bank’s ratios do not meet those required under the Consent Order. Under the Consent Order, the Bank is required to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at June 30, 2015. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $3,539,000 on June 30, 2015 based on its asset mix and size.

RESULTS OF OPERATIONS

There was a net loss of $200,000 recorded for the first half of 2015 stemming from a derivative valuation recognition of $427,000 recorded in the second quarter. In 2014, after the first two quarters, there was net income of $213,000. The corresponding basic and diluted loss per share for the first six months of 2015 was $(0.14). The basic and diluted earnings per share for the first six months of 2014 was $0.14.

The net loss recorded for the second quarter of 2015 was $233,000, including the $427,000 derivative valuation recognition explained above. The corresponding basic and diluted loss per share for the second quarter of 2015 was $(0.16). The basic and diluted earnings per share for the second quarter of 2014 was $0.07.

For the first six months of 2015, the annualized return on the Company’s average total assets was (0.22)% compared to 0.22% for the first six months of 2014. The annualized return on the Company’s average total assets was greatly impacted by the aforementioned derivative valuation recognition occurring in 2015’s second quarter. For the second quarter of 2015, the annualized return on the Company’s average total assets was (0.51)%. For the second quarter of 2014, the annualized return on the Company’s average assets was 0.21%.

The derivative valuation recognition also affected the annualized return on average equity for 2015. For the first half of 2015, the annualized return on the Company’s average equity was (4.92)%. For the second quarter of 2015, the annualized return on the Company’s average equity was (11.45)%. Conversely, the annualized return on the Company’s average equity was positive for the first half and second quarter of 2014 at levels of 10.88% and 10.27%, respectively.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was less for the first half of 2015 compared to the similar period in 2014 and the net interest margin was lower. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2015				2014
	Average			Average	Average		Average
	Balance	Interest		Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$6,648,108	$7,775		0.23%	$19,168,887	$23,342	0.24%
Securities	30,589,180	216,892		1.42	30,786,777	243,989	1.59
Loans (including held for sale and non accrual)	129,193,434	3,260,330		5.05	132,934,642	3,435,813	5.17
Total interest earning assets	166,430,722	3,484,997		4.19	182,890,306	3,703,144	4.05
Other assets	17,562,596				12,849,633
	$183,993,318				$195,739,939
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$128,210,353	$336,092		0.52%	$142,257,143	$425,606	0.60%
Repurchase agreements	6,558,057	14,707		0.45	8,809,976	23,967	0.54
Subordinated debentures and note payable	5,780,000	538,690	[1]	18.64	5,780,000	110,094	3.81
Total interest bearing liabilities	140,548,410	889,489		1.27	156,847,119	559,667	0.71
Non-interest-bearing deposits	34,431,323				34,206,280
Other liabilities	873,943				771,958
Shareholders’ Equity	8,139,642				3,914,582
	$183,993,318				$195,739,939
Net interest income (tax equivalent basis)		2,595,508				3,143,477
Net interest spread on earning assets (tax equivalent basis)				2.92%			3.34%
Net interest margin on earning assets (tax equivalent basis)				3.12%			3.44%
Average interest-earning assets to average interest-bearing liabilities				118.42%			116.60%
Tax equivalent adjustment		9,869				14,796
Net interest income		$2,585,639				$3,128,681

1 Includes derivative valuation adjustment of $426,667.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest spread on average earning assets decreased 42 basis points to 2.92% in the past twelve months. The net interest margin decreased by 32 basis points and was 3.12% for the first six months of 2015 compared to 3.44% for the first six months of 2014. The net interest income for the first six months of 2015 was $2.6 million compared to a figure of $3.1 million for the same six months in 2014. The derivative valuation adjustment lowered 2015’s results by $427,000. Without the recognition, the net interest income would have only been $116,000 lower. The reduction in net interest income is mostly due to fewer earning assets. Average earning assets were $16.5 million less for the first half of 2015.

The Company’s net interest margin would have improved by 19 basis points in the first half of 2015 compared to the same period in 2014, in spite of fewer earning assets, if the derivative valuation recognition were ignored. A reduction in excess liquidity improved the earning asset mix and increased the average rate earned on the Company’s earning assets. Furthermore, the Company’s cost of funds continues to decrease.

The average rate earned on interest earning assets was 4.19% for the six month period ending June 30, 2015; an improvement of 14 basis points compared to 4.05% for the same period in 2014. The increase was primarily achieved by adjusting the Company’s earning asset composition. Specifically, there was a 65% reduction in average interest bearing deposits at other financial institutions between the two periods. The modification is significant because deposits at other financial institutions is the lowest earning rate category. This modification increased the concentration of the higher earning asset categories, securities and loans, and was successful in offsetting the decreases in the average rate earned on those portfolios between the two periods.

The securities portfolio is roughly the same size in both the first half of 2015 and 2014 but there was a 17 basis point decrease in the rate earned. As securities mature, the rates of their replacements are not as high as a result of the extended low rate environment. Further, there was a reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.05% in the first half of 2015, a reduction of 12 basis points compared to the first half of 2014. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to retain current relationships and attract new ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are not being automatically offered on renewals or new business. Lower rates are used selectively based on the risk characteristics of the credit.

The Company’s cost of funds continues to improve, although it is difficult to assess due to the derivative valuation recognition that was added to the interest expense on the note payable. Without the additional $427,000 of interest expense on the note payable, the Company’s cost of funds would have improved by five basis points.

Driving the reduction were decreases in the rate paid on interest bearing deposits and repurchase agreements. In the past twelve months, the Company decreased the rate paid on interest bearing deposits by 8 basis points, mostly from a reduction in the concentration of internet time deposits as well as the average rate paid. Additionally, the average rate paid on customer repurchase agreements was lowered by 9 basis points.

Conversely, the average rate paid on subordinated debentures increased slightly over the past twelve months while the rate paid on the note payable remained the same in both periods.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2015 and 2014 is in the table below.

	Three Months ended June 30,
	2015				2014
	Average			Average	Average		Average
	Balance	Interest		Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$6,000,739	$3,481		0.23%	$20,810,449	$12,742	0.24%
Securities	29,734,692	101,400		1.36	30,401,472	115,301	1.52
Loans (including held for sale and non accrual)	128,285,507	1,603,651		5.00	133,840,733	1,721,753	5.15
Total interest earning assets	164,020,938	1,708,532		4.17	185,052,654	1,849,796	4.00
Other assets	17,626,546				13,067,009
	$181,647,484				$198,119,663
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$126,455,389	$162,710		0.51%	$143,997,385	$210,977	0.59%
Repurchase agreements	5,824,862	6,159		0.42	9,123,899	12,281	0.54
Subordinated debentures and note payable	5,780,000	483,156	[1]	33.44	5,780,000	55,332	3.83
Total interest bearing liabilities	138,060,251	652,025		1.89	158,901,284	278,590	0.70
Non-interest-bearing deposits	34,261,971				34,345,083
Other liabilities	1,204,001				915,001
Shareholders’ Equity	8,121,261				3,979,399
	$181,647,484				$198,140,767
Net interest income (tax equivalent basis)		1,056,507				1,571,206
Net interest spread on earning assets (tax equivalent basis)				2.28%			3.30%
Net interest margin on earning assets (tax equivalent basis)				2.58%			3.40%
Average interest-earning assets to average interest-bearing liabilities				118.80%			116.46%
Tax equivalent adjustment		4,296				6,486
Net interest income		$1,052,211				$1,564,720

1 Includes derivative valuation recognition of $426,667.

Net interest income decreased $513,000 in the second quarter of 2015 over the similar period in 2014; 83% of the decline is due to the derivative valuation recognition. The derivative valuation recognition had a notable impact on the ratios as well. The additional interest expense was the primary factor in the 102 basis point deterioration in the net interest spread between the second quarter of 2015 and the second quarter of 2014. The net interest spread for the three month period ending June 30, 2015 was 2.28% compared to 3.30% for the same period end in 2014. Similarly, the net interest margin for the second quarter of 2015 was 82 basis points lower when compared to the second quarter in 2014. The net interest margin for the second quarter of 2015 was 2.58% compared to 3.40% for the second quarter of 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ignoring the derivative valuation recognition, net interest income fell $86,000 when comparing the second quarter of 2015 with the second quarter of 2014; however, the net interest spread and net interest income were higher for 2015. The net interest spread on earning assets was 3.51% for the June 30, 2015 quarter end compared to 3.30% for the same period end in 2014. The net interest margin was 3.62% for the second quarter in 2015 compared to 3.40% for the second quarter in 2014.

The yield on earning assets climbed 17 basis points between the second quarter of 2014 and the same quarter in 2014 for the same reason noted above; a reduction in the concentration of interest bearing deposits with other financial institutions. The concentration of these earning assets was 3.66% in the second quarter of 2015 but 11.25% in the second quarter of 2014. The impact of improving the mix of earning assets was enough to offset average rate decreases to both the security and loan portfolios.

Although the average rate paid on interest bearing deposits and repurchase agreements were both reduced since the second quarter of 2014, the overall average rate paid was increased due to the addition of the $427,000 derivative valuation recognition; thus driving the average rate paid on all interest bearing liabilities up 119 basis points. The average rate paid on interest bearing liabilities would have been 5 basis points lower than the second quarter average rate paid on interest-bearing liabilities without the derivative valuation recognition.

Management will continue to seek ways to improve both the average rate earned on interest earning assets and the average rate paid on interest bearing liabilities but certainly it is unable to control future adjustments to the derivative valuation allowance until note payable has been fully repaid. As such, management expects that the net interest margin may continue to decrease throughout the remaining quarters of 2015.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2015 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$15,427,526	$0	$0	$0	$15,427,526
Securities (including FHLB stock)	3,939,391	5,162,623	19,022,175	456,819	28,581,008
Loans held for sale	0	0	0	78,400	78,400
Loans	48,053,821	12,805,625	48,224,239	18,010,850	127,094,535
	67,420,738	17,968,248	67,246,414	18,546,069	171,181,469
Interest-bearing liabilities
Savings and checking	80,608,447	0	0	0	80,608,447
Time deposits <$100,000	3,284,598	28,117,574	14,304,363	0	45,706,535
Time deposits >$100,000	1,165,670	5,516,864	2,090,828	0	8,773,362
Repurchase agreements and
Federal funds purchased	4,959,627	0	0	0	4,959,627
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	94,518,342	33,634,438	17,675,191	0	145,827,971
Net asset (liability) repricing gap	$(27,097,604)	$(15,666,190)	$49,571,223	$18,546,069	$25,353,498
Cumulative net asset (liability) repricing gap	$(27,097,604)	$(42,763,794)	$6,807,429	$25,353,498

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Recent interpretation of the information from the Federal Open Market Committee of the Federal Reserve System has leaned towards raising rates in the next 60 days; because the Company’s gap position is negative, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. The local market rates often play a large part in the movement of rates on liabilities.

There was no provision for loan losses for the first six months of 2015 or 2014. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first six months of 2015 was $844,000 compared to $856,000 recorded for the similar period in 2014.

Non-interest income for the second quarter of 2015 was $437,000 compared to $447,000 of non-interest income in the second quarter of 2014.

Non-interest expenses for the first half of 2015 were $3.7 million; $39,000 less than the total for the first half of 2014. Similarly, non-interest expenses were $67,000 lower for the second quarter of 2015 compared to the second quarter of the previous year. Essentially increases to salary and benefits were more than offset by decreases to other expenses.

Salary and benefit expenses, the largest category of non-interest expenses, were $2.0 million for the first half of 2015. For the similar period in 2014, the total was $1.9 million. The 4% increase between the two periods stemmed from general salary increases and higher health insurance costs. Salary and benefit expenses were $981,000 for the second quarter of 2015 and $966,000 for the second quarter of 2014.

Other non-interest expenses were $467,000 in the first half of 2015 and $574,000 for the like period in 2014; a reduction of $107,000. Two categories are driving a majority of the decrease. The first is an $80,000 reduction in expenses to administer impaired assets. In the first six months of 2015, these expenses totaled $83,000. Similarly, these expenses totaled $163,000 in the first half of 2014. Fewer expenses related to administering impaired assets supports management’s assessment of improved credit quality over the past several quarters.

Another category that experienced a decrease is the Company’s liability insurance. As a result of the lower risk profile of the Bank, insurance cost’s decreased $20,000 in the first half of 2015 and the annual savings is estimated to be approximately $50,000.

Other non-interest expenses were $206,000 in the second quarter of 2015 compared to $284,000 in the second quarter of the previous year. The $78,000 difference is a reduction of 27% between the two time periods. A variety of expenses declined with the largest two being the cost of the Company’s liability insurance and expenses related to administering impaired assets.

For the first three quarters of 2014, there was a full valuation allowance against deferred tax assets and no federal income tax expenses were recorded. At December 31, 2014, the $4.1 million valuation allowance was reversed and the Company began recording federal income tax expense (benefit) related to earnings. The Company recorded a federal income tax benefit of $103,000 in the first half of 2015 and $120,000 in the second quarter of 2015 due to the pre-tax loss in both periods stemming from the derivative valuation recognition of $427,000.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in the internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended June 30, 2015.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

August 14, 2015	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 14, 2015	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

- 67 -