Form 10-Q
period 2015-09-30
COMMUNITY SHORES BANK CORP
filed 2015-11-16
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ____________________________________

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

☐ Yes ☒ No

At November 16, 2015, 1,468,800 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$2,389,068	$3,111,858
Interest-bearing deposits in other financial institutions	24,546,005	4,823,664
Total cash and cash equivalents	26,935,073	7,935,522
Securities available for sale (at fair value)	25,041,974	31,691,369
Loans held for sale	0	147,900
Loans	123,615,049	129,787,133
Less: Allowance for loan losses	1,715,912	1,978,172
Net loans	121,899,137	127,808,961
Federal Home Loan Bank stock (at cost)	300,500	388,400
Premises and equipment, net	8,883,089	9,080,781
Accrued interest receivable	386,049	418,249
Foreclosed assets	2,355,776	2,238,997
Net deferred tax assets	4,186,862	3,995,877
Other assets	856,777	971,391
Total assets	$190,845,237	$184,677,447
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$35,796,634	$34,215,744
Interest-bearing	135,189,403	127,089,696
Total deposits	170,986,037	161,305,440
Federal funds purchased and repurchase agreements	4,874,102	8,610,621
Subordinated debentures	4,500,000	4,500,000
Notes payable	1,280,000	1,280,000
Financial derivative liability	426,667	0
Accrued expenses and other liabilities	1,073,712	900,449
Total liabilities	183,140,518	176,596,510
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 1,468,800 issued and outstanding	13,296,691	13,296,691
Retained deficit	(5,346,828)	(4,944,867)
Accumulated other comprehensive loss	(245,144)	(270,887)
Total shareholders’ equity	7,704,719	8,080,937
Total liabilities and shareholders’ equity	$190,845,237	$184,677,447

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$1,549,915	$1,633,617	$4,810,245	$5,069,430
Securities	89,928	108,848	296,951	338,041
Federal funds sold, FHLB dividends and other income	13,796	13,335	21,571	36,677
Total interest and dividend income	1,653,639	1,755,800	5,128,767	5,444,148
Interest expense
Deposits	176,666	201,672	512,758	627,278
Repurchase agreements, federal funds purchased, and other debt	5,019	12,974	19,726	36,941
Federal Home Loan Bank advances and notes payable	57,359	56,078	169,382	166,172
Derivative valuation adjustment	0	0	426,667	0
Total interest expense	239,044	270,724	1,128,533	830,391
Net Interest Income	1,414,595	1,485,076	4,000,234	4,613,757
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,414,595	1,485,076	4,000,234	4,613,757
Non-interest income
Service charges on deposit accounts	145,500	139,561	423,583	436,282
Gain on sale of loans	22,993	38,182	94,969	102,892
Gain on sale of foreclosed assets	38,020	38,821	146,524	129,353
Gain on sale of premises and equipment	0	0	750	0
Other	219,133	219,099	603,812	622,964
Total non-interest income	425,646	435,663	1,269,638	1,291,491
Non-interest expense
Salaries and employee benefits	984,606	957,730	2,976,434	2,875,631
Occupancy	153,750	154,353	464,646	479,760
Furniture and equipment	90,021	82,512	256,098	238,944
Advertising	6,042	13,586	18,333	34,899
Data processing	133,955	171,239	471,096	492,943
Professional services	408,886	113,037	590,157	284,141
Foreclosed asset impairment	14,596	0	78,101	70,028
FDIC insurance	70,777	115,577	273,827	329,178
Other	283,535	271,793	750,212	845,888
Total non-interest expense	2,146,168	1,879,827	5,878,904	5,651,412
Income (loss) Before Federal Income Taxes	(305,927)	40,912	(609,032)	253,836
Federal income tax expense (benefit)	(104,015)	0	(207,071)	0
Net Income (loss)	$(201,912)	$40,912	$(401,961)	$253,836
Basic average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Diluted average shares outstanding	1,468,800	1,468,800	1,468,800	1,468,800
Basic income (loss) per share	$(0.14)	$0.03	$(0.27)	$0.17
Diluted income (loss) per share	$(0.14)	$0.03	$(0.27)	$0.17

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income (loss)	$(201,912)	$40,912	$(401,961)	$253,836

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	37,071	(123,981)	39,006	46,044
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	(7,409)[1]
	37,071	(123,981)	39,006	38,635
Tax impact	(12,604)	(16,396)	(13,263)	(785)
Total other comprehensive income (loss)	24,467	(140,377)	25,743	37,850

Comprehensive income (loss)	$(177,445)	$(99,465)	$(376,218)	$291,686

1 Appears on condensed consolidated statement of income as a gain on sale of securities.

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2014	1,468,800	$13,296,691	$(9,276,599)	$(357,223)	$3,662,869

Net income			253,836		253,836
Other comprehensive income				37,850	37,850

Balance at September 30, 2014	1,468,800	$13,296,691	$(9,022,763)	$(319,373)	$3,954,555

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net loss			(401,961)		(401,961)
Other comprehensive income				25,743	25,743

Balance at September 30, 2015	1,468,800	$13,296,691	$(5,346,828)	$(245,144)	$7,704,719

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income (loss)	$(401,961)	$253,836
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	277,171	276,295
Net amortization of securities	216,204	222,327
Net realized gain on sale of securities	0	(7,409)
Net realized gain on sale of loans	(94,969)	(102,892)
Net realized gain on sale of foreclosed assets	(146,524)	(129,353)
Net realized gain on sale of premises and equipment	(750)	0
Foreclosed asset impairment	78,101	70,028
Originations of loans for sale	(3,672,475)	(3,831,981)
Proceeds from loan sales	3,915,344	3,914,428
Deferred federal income tax benefit	(190,985)	0
Valuation adjustment on derivative	426,667	0
Net change in:
Accrued interest receivable and other assets	141,179	(160,512)
Accrued interest payable and other liabilities	173,263	(47,290)
Net cash from operating activities	720,265	457,477
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	661,182
Maturities, prepayments and calls	6,472,197	5,222,839
Purchases	0	(7,709,168)
Loan originations and payments, net	5,663,441	1,601,268
Redemption of Federal Home Loan Bank stock	87,900	0
Proceeds from the disposal of equipment	750	0
Additions to premises and equipment, net	(79,479)	(270,688)
Proceeds from the sale of foreclosed assets	190,399	783,115
Net cash from investing activities	12,335,208	288,548
Cash flows from financing activities
Net change in deposits	9,680,597	(3,832,205)
Net change in federal funds purchased (sold) and repurchase agreements	(3,736,519)	2,339,038
Net cash from (used in) financing activities	5,944,078	(1,493,167)
Net change in cash and cash equivalents	18,999,551	(747,142)
Beginning cash and cash equivalents	7,935,522	17,132,741
Ending cash and cash equivalents	$26,935,073	$16,385,599
Supplemental cash flows information:
Cash paid during the period for interest	$610,520	$748,202
Cash paid during the period for federal income tax	0	86,000
Transfers from loans to foreclosed assets	246,383	346,837
Transfers from foreclosed assets to SBA receivable	7,627	0
Foreclosed asset sales financed by the Bank	0	49,500

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2015 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2014. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also revisited at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first three quarters of 2015.

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

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal lines of credit, home equity lines of credit and credit cards. The level of delinquencies and charge-offs experienced directly impacts the general allocations to the consumer classes. Similar to the commercial segment, charge-off activity in the consumer segment has been lessening, thus reducing the calculated historical loss factor assigned to general allocations. The reductions were large enough that management chose to define and implement a minimum loss percentage for this segment as well. The minimum loss percentage is meant to ensure adequate coverage for incurred losses in loan pools.

For the residential segment, loss experience is not segregated by grades or classes. The level of delinquencies, charge-off experience, and direction of real estate values directly impacts the general allocations to the residential real estate segment. Similar to the commercial and consumer segments, charge-off activity in the residential segment has be lessening, thus reducing the calculated historical loss factor assigned to general allocations. The reductions were large enough that management chose to define and implement a minimum loss percentage for this segment as well. The minimum loss percentage is meant to ensure adequate coverage for incurred losses in loan pools.

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

In spite of the improvement in core operating performance for the last several quarters, the Company’s significant consolidated losses from 2007 through 2011, stemming primarily from deteriorating asset quality, resulted in additional regulatory scrutiny. On September 2, 2010, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the State of Michigan’s Department of Insurance and Financial Services (“DIFS”), its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”), one of the Company’s primary regulators. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2015, was approximately $91,000.

Failure to comply with the stipulated capital levels of the Consent Order or the provisions of the Written Agreement may subject the Bank to further regulatory enforcement action.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at September 30, 2015 and at December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value

US Treasury	$2,006,984	$14,578	$0	$2,021,562
US Government and federal agency	11,074,790	56,408	0	11,131,198
Municipals	710,000	1,541	0	711,541
Mortgage-backed and collateralized mortgage obligations– residential	11,135,421	99,213	(56,961)	11,177,673
	$24,927,195	$171,740	$(56,961)	$25,041,974

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

US Treasury	$2,012,021	$13,682	$0	$2,025,703
US Government and federal agency	15,172,847	52,755	(21,652)	15,203,950
Municipals	1,060,385	4,080	0	1,064,465

Mortgage-backed and collateralized mortgage obligations– residential	13,370,343	117,765	(90,857)	13,397,251
	$31,615,596	$188,282	$(112,509)	$31,691,369

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2015:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,029,379	$4,046,534
Due from one to five years	9,762,395	9,817,767
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	11,135,421	11,177,673
	$24,927,195	$25,041,974

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed and collateralized mortgage obligations - residential	$1,278,499	$(7,025)	$3,464,170	$(49,936)	$4,742,669	$(56,961)
	$1,278,499	$(7,025)	$3,464,170	$(49,936)	$4,742,669	$(56,961)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$2,521,604	$(6,844)	$1,951,087	$(14,808)	$4,472,691	$(21,652)
Mortgage-backed and collateralized mortgage obligations - residential	2,850,028	(9,012)	4,675,915	(81,845)	7,525,943	(90,857)
	$5,371,632	$(15,856)	$6,627,002	$(96,653)	$11,998,634	$(112,509)

No securities were sold in the three or nine months ended September 30, 2015. There was one security sold in the nine months ended September 30, 2014. Proceeds from the sale were $661,182 with a gain of $7,409 realized. No securities were sold in the three months ended September 30, 2014.

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

At September 30, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At September 30, 2015, eight debt securities had unrealized losses with aggregate depreciation of 1.19% from the amortized cost basis; five of the eight had unrealized losses greater than 12 months.

Five of the eight securities are issued by government agencies and three are issued by a government-sponsored entity. It is more likely than not that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery; therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

Securities pledged at September 30, 2015 had a carrying amount of $20,228,315 and were pledged to secure public fund customers, customer repurchase agreements and, to a much lesser extent, potential borrowings at the FRB Discount Window. Pledged securities at December 31, 2014 had a carrying amount of $25,471,385.

3.	LOANS

Outstanding loan balances by portfolio segment and class at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Commercial	$49,343,220	$50,977,933
Commercial Real Estate:
General	48,379,277	54,180,393
Construction	2,027,361	1,891,746
Consumer:
Lines of credit	5,368,746	5,774,029
Other	1,271,511	1,356,714
Credit card	462,439	490,743
Residential	16,805,678	15,172,246
Net deferred loan fees	(43,183)	(56,671)
	123,615,049	129,787,133
Less: Allowance for loan losses	(1,715,912)	(1,978,172)
Loans, net	$121,899,137	$127,808,961

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2015 and 2014 by portfolio segment:

Three Months Ended September 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373
Charge-offs	0	0	(138)	0	0	(138)
Recoveries	11,600	33	131,044	0	0	142,677
Provision for loan losses	(68,267)	(344)	(107,264)	26,577	149,298	0
Ending balance	$473,184	$426,317	$299,741	$223,366	$293,304	$1,715,912

Three Months Ended September 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$428,247	$1,468,382	$390,000	$229,779	$225,152	$2,741,560
Charge-offs	(2,929)	(777,974)	(5,966)	0	0	(786,869)
Recoveries	18,300	0	4,241	0	0	22,541
Provision for loan losses	13,682	97,769	(67,709)	(27,417)	(16,325)	0
Ending balance	$457,300	$788,177	$320,566	$202,362	$208,827	$1,977,232

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Nine Months Ended September 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(429,212)	(14,225)	0	0	(443,437)
Recoveries	38,500	33	142,644	0	0	181,177
Provision for loan losses	(66,092)	6,907	(122,717)	18,881	163,021	0
Ending balance	$473,184	$426,317	$299,741	$223,366	$293,304	$1,715,912

Nine Months Ended September 30, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$339,048	$1,713,193	$424,824	$227,767	$104,810	$2,809,642
Charge-offs	(23,819)	(941,666)	(54,690)	(115,585)	0	(1,135,760)
Recoveries	277,250	2,557	23,543	0	0	303,350
Provision for loan losses	(135,179)	14,093	(73,111)	90,180	104,017	0
Ending balance	$457,300	$788,177	$320,566	$202,362	$208,827	$1,977,232

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014:

September 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133,473	$39,829	$144,754	$87,958	$0	$406,014
Collectively evaluated for impairment	339,711	386,488	154,987	135,408	0	1,016,594
Unallocated	0	0	0	0	293,304	293,304
Total ending allowance balance	$473,184	$426,317	$299,741	$223,366	$293,304	$1,715,912

Loans:
Individually evaluated for impairment	$1,756,307	$5,500,660	$279,525	$736,399	$0	$8,272,891
Collectively evaluated for impairment	47,665,673	44,992,977	6,848,029	16,114,672	0	115,621,351
Total ending loans balance	$49,421,980	$50,493,637	$7,127,554	$16,851,071	$0	$123,894,242

December 31, 2014	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$135,694	$411,996	$162,615	$82,753	$0	$793,058
Collectively evaluated for impairment	365,082	436,593	131,424	121,732	0	1,054,831
Unallocated	0	0	0	0	130,283	130,283
Total ending allowance balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172

Loans:
Individually evaluated for impairment	$1,802,389	$6,474,866	$377,322	$553,880	$0	$9,208,457
Collectively evaluated for impairment	49,266,280	49,697,482	7,270,248	14,654,563	0	120,888,573
Total ending loans balance	$51,068,669	$56,172,348	$7,647,570	$15,208,443	$0	$130,097,030

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
September 30, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,326,130	$1,323,050	$0
Commercial Real Estate:
General	5,388,250	6,557,997	0
Construction	0	0	0
Consumer:
Lines of credit	15,370	15,740	0
Other	0	0	0
Credit card	0	0	0
Residential	420,713	453,228	0
Subtotal	$7,150,463	$8,350,015	$0

With a related allowance recorded:
Commercial	$430,177	$443,109	$133,473
Commercial Real Estate:
General	112,410	157,366	39,829
Construction	0	0	0
Consumer:
Lines of credit	253,197	252,382	133,904
Other	10,958	10,850	10,850
Credit card	0	0	0
Residential	315,686	322,949	87,958
Subtotal	$1,122,428	$1,186,656	$406,014
Total	$8,272,891	$9,536,671	$406,014

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2014	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,436,684	$1,432,867	$0
Commercial Real Estate:
General	4,734,250	4,797,634	0
Construction	0	0	0
Consumer:
Lines of credit	87,646	97,188	0
Other	363	363	0
Credit card	0	0	0
Residential	160,580	193,074	0
Subtotal	$6,419,523	$6,521,126	$0

With a related allowance recorded:
Commercial	$365,705	$379,068	$135,694
Commercial Real Estate:
General	1,740,616	2,478,367	411,996
Construction	0	0	0
Consumer:
Lines of credit	277,650	276,294	151,074
Other	11,663	11,541	11,541
Credit card	0	0	0
Residential	393,300	401,270	82,753
Subtotal	$2,788,934	$3,546,540	$793,058
Total	$9,208,457	$10,067,666	$793,058

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Non-performing loans, from a past due and accrual status, and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,332,829	$12,534	$12,534
Commercial Real Estate:
General	5,525,724	54,728	57,025
Construction	0	0	0
Consumer:
Lines of credit	15,905	0	0
Other	0	0	0
Credit card	0	0	0
Residential	422,240	401	401
Subtotal	$7,296,698	$67,663	$69,960

With a related allowance recorded:
Commercial	$430,920	$5,626	$5,676
Commercial Real Estate:
General	37,470	0	0
Construction	0	0	0
Consumer:
Lines of credit	254,100	3,640	3,717
Other	11,208	0	0
Credit card	0	0	0
Residential	316,262	2,299	2,383
Subtotal	$1,049,960	$11,565	$11,776
Total	$8,346,658	$79,228	$81,736

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,354,845	$12,205	$9,913
Commercial Real Estate:
General	5,165,179	64,547	63,255
Construction	0	0	0
Consumer:
Lines of credit	64,792	0	0
Other	622	0	0
Credit card	0	0	0
Residential	248,415	0	0
Subtotal	$6,833,853	$76,752	$73,168

With a related allowance recorded:
Commercial	$501,237	$4,522	$4,522
Commercial Real Estate:
General	1,680,955	0	0
Construction	0	0	0
Consumer:
Lines of credit	315,554	4,583	4,570
Other	28,996	0	0
Credit card	0	0	0
Residential	608,613	7,791	5,898
Subtotal	$3,135,355	$16,896	$14,990
Total	$9,969,208	$93,648	$88,158

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,413,541	$38,499	$38,499
Commercial Real Estate:
General	5,471,768	156,773	156,773
Construction	0	0	0
Consumer:
Lines of credit	44,369	0	0
Other	0	0	0
Credit card	0	0	0
Residential	275,598	1,322	1,322
Subtotal	$7,205,276	$196,594	$196,594

With a related allowance recorded:
Commercial	$428,710	$16,910	$16,257
Commercial Real Estate:
General	364,337	0	0
Construction	0	0	0
Consumer:
Lines of credit	275,605	12,319	12,289
Other	11,166	0	0
Credit card	0	0	0
Residential	358,373	9,784	8,793
Subtotal	$1,438,191	$39,013	$37,339
Total	$8,643,467	$235,607	$233,933

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2014	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,139,932	$27,048	$24,756
Commercial Real Estate:
General	4,505,766	178,618	168,296
Construction	0	0	0
Consumer:
Lines of credit	89,827	0	0
Other	8,454	268	0
Credit card	0	0	0
Residential	357,249	0	0
Subtotal	$6,101,228	$205,934	$193,052

With a related allowance recorded:
Commercial	$913,524	$11,440	$11,440
Commercial Real Estate:
General	3,602,123	0	0
Construction	0	0	0
Consumer:
Lines of credit	303,475	13,259	12,717
Other	42,522	38	0
Credit card	0	0	0
Residential	637,301	23,119	18,252
Subtotal	$5,498,945	$47,856	$42,409
Total	$11,600,173	$253,790	$235,461

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$9,212	$0	$0	$9,212	$49,398,590	$49,407,802
Commercial Real Estate:
General	141,667	0	0	141,667	47,199,764	47,341,431
Construction	0	0	0	0	2,029,712	2,029,712
Consumer:
Lines of credit	0	0	0	0	5,372,901	5,372,901
Other	0	0	0	0	1,276,844	1,276,844
Credit card	0	0	0	0	462,439	462,439
Residential	0	0	0	0	16,721,360	16,721,360
Total	$150,879	$0	$0	$150,879	$122,461,610	$122,612,489

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$14,178	$14,178
Commercial Real Estate:
General	0	0	143,445	143,445	979,049	1,122,494
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	15,370	15,370
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	78,482	0	78,482	51,229	129,711
Total	$0	$78,482	$143,445	$221,927	$1,059,826	$1,281,753

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2014:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$51,052,522	$51,052,522
Commercial Real Estate:
General	0	0	0	0	52,439,759	52,439,759
Construction	0	0	0	0	1,897,422	1,897,422
Consumer:
Lines of credit	133,353	0	0	133,353	5,576,570	5,709,923
Other	175	0	0	175	1,362,269	1,362,444
Credit card	4,958	0	0	4,958	485,785	490,743
Residential	144,798	0	0	144,798	14,928,488	15,073,286
Total	$283,284	$0	$0	$283,284	$127,742,815	$128,026,099

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$16,147	$16,147
Commercial Real Estate:
General	0	0	310,442	310,442	1,524,725	1,835,167
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	84,262	84,262	0	84,262
Other	0	0	198	198	0	198
Credit card	0	0	0	0	0	0
Residential	86,482	0	48,675	135,157	0	135,157
Total	$86,482	$0	$443,577	$530,059	$1,540,872	$2,070,931

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $332,963 of specific reserves on $7,023,253 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 and $729,552 on $7,353,365 of unpaid principal balance of loans as of December 31, 2014. At September 30, 2015, the Company had an additional $10,454 in performing loans outstanding to one of those customers. As of December 31, 2014, there was $185,821 committed to two customers.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended September 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$20,017	$19,685
Total	1	$20,017	$19,685

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$20,017	$19,685
Residential	1	272,800	272,800
Total	2	$292,817	$292,485

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

In both the three and nine month periods ending September 30, 2015, the modifications involved financing concessions ranging from 22 months to 19 years, however, there were no charge-offs related to the troubled debt restructurings.

In the nine month period ending September 30, 2015, an additional $20,000 of specific reserves were established on loans modified as troubled debt restructurings.

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

In the nine month period ending September 30, 2014, the modifications involved financing concessions on amortizing notes ranging from 10 months to 12 months, however, there were no charge-offs related to the troubled debt restructurings.

In the nine month period ending September 30, 2014, an additional $48,000 of specific reserves were established on loans modified as troubled debt restructurings.

Generally, a modified loan is considered to be in payment default when the borrower is not performing according to the renegotiated terms.

For the three and nine month periods ending September 30, 2015 there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be analyzed once a quarter. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

1.	Exceptional. Loans with an exceptional credit rating.
2.	Quality. Loans with excellent sources of repayment that conform, in all respects, to Bank policy and regulatory requirements. These are loans for which little repayment risk has been identified.
3.	Above Average. Loans with above average sources of repayment and minimal identified credit or collateral exceptions and minimal repayment risk.
4.	Average. Loans with average sources of repayment that materially conform to Bank policy and regulatory requirements. Repayment risk is considered average.
5.	Acceptable. Loans with acceptable sources of repayment and risk.
5M.	Monitor. Loans considered to be below average quality. The loans are often fundamentally sound but require more frequent management review because of an adverse financial event. Risk of non-payment is elevated.
6.	Special Mention. Loans that have potential weaknesses and deserve close attention. If uncorrected, further deterioration is likely. Risk of non-payment is above average.
7.	Substandard. Loans that are inadequately protected by the borrower’s capacity to pay or the collateral pledged. Risk of non-payment is high.
8.	Doubtful. Loans in this grade have identified weaknesses that make full repayment highly questionable and improbable.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

When a loan is downgraded to a nine, it is considered a loss and is charged-off in full.

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
1	$841,880	$15,816	$0	$0	$0	$0
2	0	0	0	0	0	0
3	12,491,216	10,755,378	4,541,618	5,743,647	68,941	0
4	12,961,819	15,207,227	17,842,987	23,551,631	268,680	351,678
5	18,612,683	21,175,719	12,902,940	15,460,915	176,899	186,594
5M	1,725,058	692,413	4,324,757	4,441,083	0	0
6	1,426,523	1,764,371	7,542,211	2,872,263	1,515,192	1,359,150
7	1,348,559	1,441,534	290,530	729,249	0	0
8	14,242	16,211	1,018,882	1,476,138	0	0
Total	$49,421,980	$51,068,669	$48,463,925	$54,274,926	$2,029,712	$1,897,422

A $4.6 million loan in the commercial real estate segment was rated a 4 at December 31, 2015 and was graded a 6 at September 30, 2015. The loan was downgraded due to financial reporting discrepancies. The loan is 90% guaranteed by the US Department of Agriculture and is well collateralized.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2015 and December 31, 2014:

	Residential
	September 30,	December 31,
	2015	2014
Performing	$16,114,672	$14,654,563
Impaired	736,399	553,880
Total	$16,851,071	$15,208,443

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$5,119,704	$5,428,889	$1,265,886	$1,350,616	$462,439	$490,743
Impaired	268,567	365,296	10,958	12,026	0	0
Total	$5,388,271	$5,794,185	$1,276,844	$1,362,642	$462,439	$490,743

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the nine months ended September 30:

	September 30,	September 30,
	2015	2014
Beginning of year	$2,238,997	$2,558,299
Additions	246,382	346,837
Reductions from sales	(43,677)	(703,262)
Direct write-downs	(78,101)	(70,028)
Transfer to SBA Receivable	(7,627)	0
End of period	$2,355,974	$2,131,846

Expenses related to foreclosed assets include: Operating expenses, net of rental income	$136,812	$121,921

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Land & land improvements	$4,703,312	$4,701,611
Buildings & building improvements	6,307,228	6,214,971
Furniture, fixtures and equipment	3,331,010	3,604,543
	14,341,550	14,521,125
Less: accumulated depreciation	5,458,461	5,440,344
	$8,883,089	$9,080,781

Depreciation expense was $277,171 in the nine months ended September 30, 2015 and $276,295 for the nine months ended September 30, 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
Non-interest-bearing DDA	$35,796,634	$34,215,744
Interest-bearing DDA	35,174,157	28,371,828
Money market	23,252,446	21,206,133
Savings	23,040,840	13,829,127
Time, under $100,000	44,835,061	54,677,199
Time, over $100,000	8,886,899	9,005,409
Total Deposits	$170,986,037	$161,305,440

There were no brokered deposits at either September 30, 2015 or December 31, 2014. Since the Bank was not categorized as “well capitalized” at September 30, 2015 and is under a Consent Order, a regulatory waiver is required to accept, renew or rollover brokered deposits.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings consisted entirely of repurchase agreements at September 30, 2015 and December 31, 2014. The Company also utilized its line of credit with the FHLB for overnight liquidity support. Information regarding repurchase agreements and borrowings from the FHLB at September 30, 2015 and December 31, 2014 is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at September 30, 2015	$4,874,102	$0
Average interest rate at period end	0.41%	0%
Average balance during period	5,751,044	180,586
Average interest rate during period	0.45%	0.37%
Maximum month end balance during period	8,829,269	0

Outstanding at December 31, 2014	$8,610,621	$0
Average interest rate at year-end	0.49%	0%
Average balance during year	9,358,758	16,438
Average interest rate during year	0.52%	0.40%
Maximum month end balance during year	10,767,084	0

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (Continued)

Repurchase agreements are primarily continuous, mature overnight, and are secured by investments. The following securities are pledged to the repurchase agreements as of:

Securities Pledged to Repurchase Agreements	September 30, 2015	December 31, 2014
U.S. Treasury and agency securities	$463,313	$4,003,454
Asset-backed securities	4,147,130	5,500,840
Loans	0	0
Other	522,858	686,467
Total	$5,133,301	$10,190,761

The Company had $2,572,118 of residential mortgage loans pledged to support its $2,000,000 overdraft line of credit with the FHLB at September 30, 2015.

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). The Bank could request to borrow from the Discount Window under the secondary credit program. Any request to borrow would require approval by the FDIC and a pledge of collateral. At September 30, 2015, collateral available for Discount Window borrowings consisted of $661,746 in securities, $324,269 in home equity loans, and a $3,470,171 USDA loan. The Bank did not borrow from the Discount Window in 2015 or 2014.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,457,839 at September 30, 2015. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $7,853,265 pledged at September 30, 2015 and $7,802,650 pledged at year-end 2014. At September 30, 2015, a portion of the loans pledged to the FHLB were assigned as collateral for the Bank’s $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. At September 30, 2015 and December 31, 2014, there was no balance outstanding on the line of credit and the Bank had no other borrowings with the FHLB.

10.	SUBORDINATED DEBENTURES

The Trust, as defined in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.38% at September 30, 2015 and 2.31% at December 31, 2014. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

During the deferral period, interest will continue to accrue on the subordinated debentures. Also, the deferred interest accrues interest. The accrued interest payable on the subordinated debentures was $654,000 at September 30, 2015, and $563,000 at December 31, 2014 and is included in accrued interest expense and other liabilities on the consolidated balance sheets.

The last allowable deferral period was March 31, 2015. All accrued and unpaid interest was due and payable and a corresponding amount of distributions was payable on the trust preferred securities on June 30, 2015. The Company did not have the liquidity to pay the interest owed but is in the process of a capital raising initiative (See Note 17) that will enable such payment if successful.

Prior to the June 30, 2015 interest payment deadline, Management was in contact with the trustees and holders of the trust preferred securities to make them aware of the situation. On July 31, 2015, the indenture trustee formally issued a notice of default to the administrative trustees and holders, but did not declare acceleration of the trust preferred securities or formally seek any remedies under the trust documents. Rather, the trustees and holders indicated their intention to cooperate with the Company during its efforts to raise capital to repay the accrued interest.

Even if the Company is successful in its capital raising efforts, the Company must obtain FRB approval prior to making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities as a result of its FRB Written Agreement dated December 16, 2010. In the event the capital raise is unsuccessful or the Company does not gain FRB approval, payment of this interest has been assured by certain members of the Company’s Board of Directors.

Should the Company obtain the liquidity and the permission to repay the deferred interest, it may elect to again defer interest payments at some point in the future.

11.	NOTE PAYABLE

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. On the same day, $500,000 of the proceeds were used to settle, in full, a defaulted debt with a financial institution[1]. The remaining proceeds were used for interest, general operations and potential capital support for the Bank. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. Prior to the note maturing on March 31, 2015, 1030 Norton LLC agreed to extend the note for another two year period at the same terms. In a letter dated February 11, 2015, the FRB granted the Company permission to extend the note at the same terms and continue paying quarterly interest. The note now matures on March 31, 2017. The accrued interest at September 30, 2015 was approximately $26,000. The entire interest balance due was paid on October 1, 2015.

The Company’s note payable with 1030 Norton LLC includes a beneficial conversion feature allowing repayment of the outstanding principal with common stock instead of cash at a discount of 25% below the general offering price if an offering of stock is carried out by the Company. On October 2, 2015, the Company entered into a Debt Conversion Agreement with 1030 Norton LLC. The Debt Conversion Agreement provides that 1030 Norton will convert 100% of the principal balance of its note, which totals $1,280,000, in shares of common stock of the Company at a conversion price of $1.91 per share, which is equal to 75% of the per share purchase price established by the Board of Directors of the Company in connection with its Rights Offering (See Note 17).

[1]	The book value of the liability was $5,763,000 resulting in a gain of $5,263,000 which appears in the condensed consolidated statement of income as a gain on extinguishment of debt.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DERIVATIVE LIABILITY

The beneficial conversion feature embedded in the Company’s note payable to 1030 Norton LLC is considered a derivative liability. The fair value of the derivative liability at establishment in June 2015 was deemed to be $426,667. At June 30, 2015, the derivative liability was reported on the balance sheet and in earnings as additional interest expense in the second quarter. There was no common stock offering impending prior to the second quarter of 2015, so the beneficial conversion feature had no fair value at any prior period. The value of the derivative liability remained unchanged at September 30, 2015 and there was no additional interest expense recorded in the third quarter of the year.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Unused lines of credit and letters of credit	$25,686,393	$24,855,495
Commitments to make loans	124,500	49,713

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Available for sale securities:
US Treasury	$2,021,562	$2,021,562	$0	$0
US Government and federal agency	11,131,198	0	11,131,198	0
Municipals	711,541	0	711,541	0
Mortgage-backed and collateralized mortgage obligations– residential	11,177,673	0	11,177,673	0
Total	$25,041,974	$2,021,562	$23,020,412	$0

Servicing assets	$33,279	$0	$33,279	$0

December 31, 2014
Available for sale securities:
US Treasury	$2,025,703	$2,025,703	$0	$0
US Government and federal agency	15,203,950	0	15,203,950	0
Municipals	1,064,465	0	1,064,465	0
Mortgage-backed and collateralized mortgage obligations– residential	13,397,251	0	13,397,251	0
Total	$31,691,369	$2,025,703	$29,665,666	$0

Servicing assets	$33,279	$0	$33,279	$0

There were no transfers between levels during the third quarter of 2015 or 2014.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2015 and December 31, 2014:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Impaired loans[1]:	$1,165,453	$0	$0	$1,165,453
Foreclosed assets:	1,036,535	0	0	1,036,535
Total	$2,201,988	$0	$0	$2,201,988

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Impaired loans[1]:	$1,596,474	$0	$0	$1,596,474
Foreclosed assets:	1,913,093	0	0	1,913,093
Total	$3,509,567	$0	$0	$3,509,567

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of September 30, 2015 and December 31, 2014 about significant unobservable inputs related to the Bank’s Level 3 financial assets, by class, measured on a non-recurring basis:

		Valuation	Significant Unobservable	Range
September 30, 2015	Fair Value	Technique	Inputs	of Inputs

Impaired loans	$836,203	Sales comparison approach	Adjustments for differences between comparable sales	(14)-19%
		Income approach	Capitalization rate	9.5%

Foreclosed assets	$0	N/A	N/A	N/A%

		Valuation	Significant Unobservable	Range
December 31, 2014	Fair Value	Technique	Inputs	of Inputs

Impaired loans	$1,294,790	Sales comparison approach	Adjustments for differences between comparable sales	(25)-25%
		Income approach	Capitalization rate	10%

Foreclosed assets	$1,056,514	Sales comparison approach	Adjustments for differences between comparable sales	(30)-25%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at September 30, 2015
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$26,935	$26,935	$0	$0	$26,935
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	121,899	0	0	119,535	119,535
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	386	7	100	279	386

Financial liabilities
Deposits	170,986	0	163,726	0	163,726
Federal funds purchased and repurchase agreements	4,874	0	4,874	0	4,874
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Derivative liability	427	0	0	427	427
Accrued interest payable	706	0	26	190	216

		Fair Value Measurements
		at December 31, 2014
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$7,936	$7,936	$0	$0	$7,936
Loans held for sale	148	0	152	0	152
Loans, net (including impaired)	127,809	0	0	124,712	124,712
FHLB stock	388	N/A	N/A	N/A	N/A
Accrued interest receivable	418	6	102	310	418

Financial liabilities
Deposits	161,305	0	155,659	0	155,659
Federal funds purchased and repurchase agreements	8,611	0	8,611	0	8,611
Subordinated debentures	4,500	0	0	1,125	1,125
Notes payable	1,280	0	0	1,280	1,280
Derivative liability	0	0	0	0	0
Accrued interest payable	615	0	26	167	193

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

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

(g) Derivative Liability

The fair value of the Company’s derivative liability is estimated based on the probability of the utilization of the beneficial conversion feature and an estimate of the value of the beneficial conversion right, resulting in a Level 3 classification.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	FAIR VALUE MEASUREMENTS (Continued)

(h) Accrued interest receivable/payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, 2, or 3 classification, depending on the associated asset or liability.

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

In 2009, the Company established a $1,832,828 valuation allowance on deferred tax assets based primarily on our net operating losses from 2007 through 2009. The valuation allowance grew to $5,776,784 at December 31, 2011. As a result of the Company’s return to profitability and its gain on debt extinguishment in 2013, the valuation was reduced to $4,105,855 at December 31, 2013.

Throughout 2014, the positive evidence increased while the negative evidence decreased. The Company achieved twelve consecutive quarters of profitability at December 31, 2014, which moved the Company into a cumulative income position for the most recent three year periods. The Bank’s regulatory capital ratio had improved and the Bank’s troubled assets had declined removing regulatory burden from an FDIC Directive. The Company’s projections also showed positive future taxable income. As such, at December 31, 2014, the Company determined the positive evidence supporting the realizability of its deferred tax assets outweighed the negative evidence supporting the continued maintenance of the valuation allowance. Therefore, the full $4.1 million valuation allowance was reversed to income tax expense at December 31, 2014.

The Company achieved 13 consecutive quarter of profitability as of March 31, 2015. In the second quarter of 2015, the Company was subject to a valuation recognition on a derivative liability related to its note payable. The recognition had a large negative impact on the second quarter and year-to-date earnings at September 30, 2015. The recorded valuation recognition is not related to ongoing operations. As such, management again concluded that no valuation allowance on net deferred tax assets was necessary at September 30, 2015.

There were no unrecognized tax benefits at September 30, 2015 or December 31, 2014, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is no longer subject to examination by the Internal Revenue Service for years before 2011.

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

Under the Consent Order, the Bank is required to maintain higher capital levels than under prompt corrective action levels for a well-capitalized bank and the Bank may not declare or pay any dividend without the prior written consent of the regulators. Under the Consent Order, the Bank is required to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not in compliance with this requirement within 90 days of the effective date of the Consent Order and has not attained those required levels at any reporting period including September 30, 2015. The Bank is in full compliance with the restrictions related to declaring and paying dividends.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and required capital amounts and ratios for the Bank to be adequately capitalized and to be at the level mandated by the Consent Order at September 30, 2015 and December 31, 2014 were:

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,402,363	8.45%	$6,073,812	4.50%	N/A	N/A%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	13,107,727	9.71	10,797,887	8.00	$14,847,095	11.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,402,363	8.45	8,098,416	6.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	11,402,363	6.04	7,555,249	4.00	16,054,904	8.50

			Minimum Required		Minimum Required
			For Capital		Under
	Actual		Adequacy Purposes		Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	$12,123,131	9.07%	$10,668,877	8.00%	$14,697,205	11.00%
Tier 1 (Core) Capital to risk-weighted assets of the Bank	10,449,191	7.82	5,344,438	4.00	N/A	N/A
Tier 1 (Core) Capital to average assets of the Bank	10,449,191	5.67	7,365,478	4.00	15,651,640	8.50

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	REGULATORY MATTERS (Continued)

Under Basel III regulatory capital requirements, to be adequately capitalized, a financial institution would need a CET1 ratio of 4.5%, a total risk-based capital ratio of 8.0% and a Tier 1 capital ratio of 6.0%. At September 30, 2015, the Bank’s CET1 and Tier 1 capital ratios were both 8.45%; above the required minimum to be adequately capitalized. Total risk-based capital ratio of the Bank was 9.71% at September 30, 2015. This compares favorably to a total risk based capital ratio of 9.07% at December 31, 2014, under the old regulatory calculation rules. Consequently, the Bank was in the adequately capitalized regulatory category under both Basel III and the previous regulatory capital calculation rule at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, a capital contribution of $4,653,000 would have been needed to meet the capital ratios specified in the Consent Order.

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At September 30, 2015, $1,705,364 was counted as Tier 2 capital and $10,548 was disallowed. At December 31, 2014, $1,673,940 was counted as Tier 2 capital and $304,232 was disallowed.

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

17.	SUBSEQUENT EVENTS

Rights Offering

On October 28, 2015, the Company commenced a rights offering (the “Rights Offering”) by distributing nontransferable subscription rights to its shareholders of record as of October 12, 2015. Each shareholder of record received 1.7488 rights for each share of the Company’s common stock they owned as of the record date. Each right enables its holder to purchase one share of the Company’s common stock at price of $2.55 per share. Additionally, rights holders have been given an oversubscription privilege to subscribe for a portion of the Rights Offering shares that are not purchased by other rights holders. The Company is offering up 2,568,627 shares of the Company’s Common Stock in the Rights Offering for total proceeds of up to $6,550,000.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS (Continued)

The Company intends to use the net proceeds of the Rights Offering to repay deferred and overdue interest on our subordinated debentures, contribute to the capital of the Bank to increase the Bank's capital and regulatory capital ratios and for general corporate purposes. A portion of the net proceeds of the rights offering will be retained by the Company to pay its continuing operating expenses while the Company is unable to fund those expenses with dividends from the Bank.

The closing of the Rights Offering is conditioned upon approval of the FRB to apply sufficient proceeds from the Rights Offering to repay the deferred and accumulated interest on Community Shores’ trust preferred securities; and confirmation by the holder of the trust preferred securities that upon receipt of such payment, the event of default associated with the trust preferred securities has been cured and the Company is eligible to enter another period of interest deferral.

Backstop and Share Purchase and Sale Commitments

In connection with the Rights Offering, certain investors and members of the Board of Directors have agreed to serve as backstops to the offering. The precise number of shares that will be purchased by the backstop participants cannot be calculated until we are able to determine the number of shares purchased by our shareholders in the Rights Offering. However, assuming the Rights Offering is fully subscribed, the backstop parties have agreed to purchase from us, and we have agreed to sell, at $2.55 per share, approximately 1,421,373 shares for total proceeds of approximately $3.62 million. Amounts purchased by any of the backstop parties pursuant to their allocations of basic subscription rights or oversubscription privileges in the Rights Offering will count toward their respective backstop commitments. However, these shares will be sold via private placement even if the offering is otherwise fully subscribed. Additionally, beyond the minimum commitment described in the previous sentence, an investor committed to purchase unsubscribed shares in the offering up to an additional 5.0% of Community Shores’ pro forma issued and outstanding common stock at a price per share equal to $2.55, which may be called at the Company’s discretion.

Each of the backstop commitments is subject to the following conditions: (a) prior approval of the FRB that is required for any Backstop Party to exceed any applicable share ownership thresholds, (b) the consummation of the transactions completed by the Rights Offering, Debt Conversion and Backstop Agreements, will not, in the reasonable opinion of Community Shores upon the advice of its tax advisors, result in a "change in control" of Community Shores pursuant to Section 382 of the Internal Revenue Code; (c) Community Shores will have received approval of the FRB to apply sufficient proceeds from the Rights Offering to repay all of the deferred and accumulated interest on Community Shores’ trust preferred securities and confirmation by the holder of the trust preferred securities that upon receipt of such payment, the event of the default associated with the trust preferred securities has been cured and Community Shores is eligible to enter another period of interest deferral; and (d) Community Shores will have raised sufficient funds via the Rights Offering to: (i) contribute sufficient capital to its subsidiary, the Bank, so as to meet the stipulated capital ratios required by the Bank’s August 25, 2010 Consent Order as issued by the FDIC and DIFS (previously known as OFIR); and (ii) retain sufficient cash at Community Shores to facilitate the FRB’s approval. The Director Backstop and Shareholder Backstop may be reduced by mutual agreement of the respective parties as necessary to satisfy the conditions in (a) or (b) above.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS (Continued)

Senior Debt Conversion

In connection with the Rights Offering, 1030 Norton LLC, the Company’s senior debt holder, has agreed to retire the senior debt by converting outstanding principal totaling $1,280,000 into shares of the Company’s common stock at a conversion price equal to $1.91 upon closing of the Rights Offering, which is 75% of the per share subscription price of the Rights Offering. Upon consummation of the conversion, 1030 Norton will release the Company’s pledge of 100% of the shares of Community Shores Bank, the Company’s wholly-owned bank subsidiary, which currently serves as security for the note payable.

The closing of the debt conversion is conditioned upon (a) effectiveness and closing of the Rights Offering; (b) approval of the FRB to apply sufficient proceeds from the Rights Offering to repay the deferred and accumulated interest on Community Shores’ trust preferred securities; and (c) confirmation by the holder of the trust preferred securities that upon receipt of such payment, the event of default associated with the trust preferred securities has been cured and Community Shores is eligible to enter another period of interest deferral. Upon consummation of the conversion, 1030 Norton will release the Company’s pledge of 100% of the shares of Community Shores Bank, the Company’s wholly-owned bank subsidiary, which currently serves as security for the senior convertible note.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2015 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2015 to that at December 31, 2014. The part labeled Results of Operations discusses the three month and nine month periods ending September 30, 2015 as compared to the same periods of 2014. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

This discussion and analysis of financial condition and results of operations, and other sections of Form 10-Q contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company, the Bank, the Mortgage Company, Berryfield and CS Financial Services. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; the ability of the Company to successfully complete its Rights Offering; failure to comply with provisions of the Consent Order or Written Agreement may result in further regulatory action that could have a material adverse effect on us and our shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

The Company recorded a loss in the third quarter of 2015. The Bank used a third party to renegotiate its data processing contract. The third party’s fee for performing this service was based on the imputed savings over the new contract’s life of 72 months. As a result, the Company’s professional services expense was $409,000 for the third quarter. The savings in data processing expenses are estimated to be over $1.8 million over the life of the contract. Additionally, in the second quarter of 2015, the Company recognized a derivative liability related to its note payable. As a result, interest expense was increased in that period by $427,000, resulting in a net loss for the quarter. Both of these recorded charges are not related to core earnings but did contribute to the Company’s net loss position for the first nine months of 2015. Prior to second quarter of 2015, the Company had achieved 13 quarters of profitability.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to improvements in the core earnings of the Company over the last three years, there are other signs of economic progress in the local market. Local property values are generally holding and in some areas increasing. Unemployment continues to decrease. At September 30, 2015, unemployment was 4.8% for Muskegon County. The unemployment rate was 6.4 % for Muskegon County at September 30, 2014.

Although these signs of progress in the economic climate are encouraging, the effects of the extended downturn from 2007 through 2011 had an adverse effect on the financial health of the Bank. Poor earnings stemming primarily from deteriorating asset quality eroded the Bank’s capital and corresponding regulatory capital ratios subjecting it to additional regulatory scrutiny.

On September 2, 2010, the Bank entered into a Consent Order with the FDIC and the State of Michigan’s DIFS, its primary regulators. The Bank agreed to the terms of the Consent Order without admitting or denying any charge of unsafe or unsound banking practices relating to capital, asset quality, or earnings. The Consent Order imposes no fines or penalties on the Bank. The Consent Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DIFS. Under the Consent Order, the Bank was required, within 90 days of September 2, 2010, to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Bank was not able to meet these requirements within the required 90-day period and remained out of compliance with the Consent Order as of September 30, 2015.

The lack of financial soundness of the Bank and the Company’s inability to serve as a source of strength for the Bank resulted in the board of directors entering into a Written Agreement with the FRB, the Company’s primary regulator. The Written Agreement became effective on December 16, 2010, when it was executed by the FRB. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements. The Company has not yet been able to meet the obligation detailed in part (i) above; as the Company currently has limited resources with which to assist the Bank in achieving the capital level required by the Consent Order. The Company’s main liquidity resource is its cash account balance which, as of September 30, 2015, was approximately $91,000.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In an effort to increase the Company’s liquidity, and assist the Bank in achieving the capital level required by the Consent Order, the Company has commenced a Rights Offering as described in Note 17 to the Financial Statements. The Company intends to use the net proceeds of the Rights Offering to repay deferred and overdue interest on our subordinated debentures, contribute to the capital of the Bank to increase the Bank's capital and regulatory capital ratios and for general corporate purposes. A portion of the net proceeds of the rights offering will be retained by the Company to pay its continuing operating expenses while the Company is unable to fund those expenses with dividends from the Bank.

If the Rights Offering is not successful, failure to comply with the provisions of the Consent Order or the Written Agreement may subject the Bank to further regulatory enforcement action.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as disclosures found elsewhere in this Form 10-Q are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The allowance for loan losses, income taxes, foreclosed assets and derivative liability are deemed critical due to the required level of management judgment and the use of estimates that are particularly susceptible to significant change in the near term.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had no unrecognized tax positions at either September 30, 2015 or December 31, 2014.

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

Derivative Liability. The Company records derivative liabilities at fair value. The only derivative liability outstanding is related to the Company’s note payable with 1030 Norton LLC. The note includes a beneficial conversion feature allowing repayment of the outstanding principal with common stock instead of cash, at a discount of 25% below the general offering price, if an offering of stock is carried out by the Company. The Company’s impending capital raise and 1030 Norton’s expressed intent to be repaid in stock has required the Company to recognize a derivative liability. When the derivative liability was established the Company recorded additional interest expense. At each period end until the completion of the capital raise, the derivative liability will be reported on the balance sheet and changes in fair value reflected in earnings.

FINANCIAL CONDITION

Total assets were $190.8 million at September 30, 2015 compared to $184.7 million at December 31, 2014. Asset growth occurring in the first nine months of 2015 stemmed primarily from increases to customer deposit accounts which in turn drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $19.0 million to $26.9 million at September 30, 2015 from $7.9 million at December 31, 2014. Nearly the full amount of the increase was attributable to an increase in the Bank’s FRB balance. The increase in balance is driven largely by an increase in customer deposit balances but also included proceeds from investment maturities and loan repayments. The average balance in the FRB account was $11.5 million for the first nine months of 2015. This is slightly higher than the Bank’s desired balance of between $7 and $10 million; the amount management has deemed ample to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. The excess liquidity at the FRB will be used to repay $16.0 million of internet time deposits that are coming due in the fourth quarter.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s security portfolio was $25.0 million at September 30, 2015 and $31.7 million at December 31, 2014. Investment activity in the first nine months of the year consisted entirely of net amortization, maturities, prepayments, calls and market value adjustments netting to $6.7 million.

The unencumbered securities within the portfolio serve as a key source of collateral or potential liquidity for the Bank. Thus, it remains critical to maintain the unencumbered portion of the Bank’s security portfolio at a level equal to or perhaps above its general internal policy depending on assessed liquidity needs. The level of unpledged securities is regularly monitored and needs are formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind the Bank’s investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. In spite of the reduction of the investment portfolio since year-end 2014, 19% of the investment portfolio was unencumbered at September 30, 2015 and 20% at December 31, 2014.

The Bank’s pledging needs were reduced during the first quarter of 2015 when several customers that were in the Bank’s repurchase agreement product (which is fully collateralized by high quality government and agency securities), were transferred to a newly created business interest checking account. The reduction in customer repurchase agreement balances allowed the Bank to remove the pledge of nearly $3.0 million of securities in the first quarter of 2015.

At September 30, 2015, securities with an amortized cost of $20.2 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements, down from $25.5 million at year-end 2014. The reduction is mostly related to the reduction in customer repurchase agreements noted above.

Investment portfolio quality continues to receive scrutiny. The market value of the portfolio is impacted by national and global economic news. During the first nine months of 2015, the investment portfolio’s net unrealized loss was reduced by $39,000. The portfolio at September 30, 2015, had an unrealized gain position of $115,000. Included in this total are eight securities with an amortized cost of $4.8 million having an unrealized loss of $57,000; five of the eight had an unrealized loss longer than 12 months.

To reduce exposure to future loss (both realized and unrealized) the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at September 30, 2015.

Loans held for sale activity during the first nine months of 2015 included $3.7 million of loan originations and $3.9 million of sales. The associated gain on the loan sales was $95,000. There were no loans held for sale at September 30, 2015 and $148,000 held for sale at December 31, 2014.

In the first three quarters of 2015, total loans (held for investment) decreased $6.2 million and were $123.6 million at September 30, 2015 down from $129.8 million at December 31, 2014. Decreases to the commercial and commercial real estate portfolios were responsible for the decline since year-end 2014. Two loans to one entity repaid in the third quarter. The $1.1 million repayment occurred because the borrowers made a business decision to use excess liquidity at another financial institution to reduce its leverage. Three loans totaling $3.0 million were repaid when the property serving as collateral was sold by the borrower. Charge-offs also factored into the decline in balances. In the first nine months of 2015, the commercial and commercial real estate segments had charge offs of $443,000; a majority stemmed from one impaired commercial real estate loan that already had a reserve allocation.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the loan portfolio declined by 5%, there was little change in the distribution of the loan segments. At September 30, 2015, the concentration of commercial and commercial real estate was 81% of the loan portfolio; down just one basis point from a concentration of 82% year-end 2014. The loan portfolio makeup is in line with the Bank’s wholesale focus which has continued since opening in 1999.

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

At September 30, 2015, the allowance for loan losses totaled $1.7 million. At year-end 2014, the allowance for loan losses was $2.0 million. The decrease in the allowance is the result of net loan charge-offs of $262,000 for the first nine months of 2015. In March, the Bank charged off a specific allocation of $356,000 on an impaired loan. This single charge-off was responsible for 80% of total charge-offs for the first nine months of the year. Helping to offset 2015’s charge-offs were net recoveries of $143,000 in the third quarter. A majority of the total was a single recovery stemming from a legal settlement on a loan that was charged off several years ago. At September 30, 2015, the ratio of allowance to gross loans outstanding was 1.39% compared to 1.52% at year-end 2014. The reduction is due to the net charge-offs in the first nine months of 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015		December 31, 2014
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$473,184	39.9%	$500,776	39.2%
Commercial Real Estate	426,317	40.8	848,589	43.2
Consumer	299,741	5.7	294,039	5.9
Residential	223,366	13.6	204,485	11.7
Unallocated	293,304	N/A	130,283	N/A
Total	$1,715,912	100.0%	$1,978,172	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.88% at September 30, 2015, an increase of 1 basis point since year-end 2014. At year-end 2014, the general component of the allowance for loan losses was 0.87% of total non-specifically identified loans. At September 30, 2015, there were $293,000 of unallocated reserves in the allowance for loan losses; stemming from net recoveries of $143,000 in the third quarter of 2015, decreases to the Bank’s 36 month historical loss calculation and a reduction in the size of the loan portfolio. Unallocated reserves were $130,000 at December 31, 2014.

At September 30, 2015, the allowance contained $406,000 in specific allocations for impaired loans whereas at December 31, 2014 there was $793,000 specifically allocated. The decrease stemmed largely from a single charge-off of $356,000 occurring in the first quarter. The remaining balance of the impaired relationship is $922,000. Also during the first quarter of 2015, a $315,000 loan that was impaired at year-end 2014 was repaid in full. The recorded investment of impaired loans was $8.3 million September 30, 2015 compared to $9.2 million at year-end 2014.

Not all specifically identified loans require an allocation of reserves. As in the case above, once the charge-off was made on the specifically identified loan, the principal was reduced to the current value of the assigned collateral or expected repayment, therefore no further reserve was required. There were 14 impaired loans requiring no reserve at September 30, 2015. Since year-end 2014, specifically identified loans requiring no reserves rose to 86% of the recorded investment of total specifically identified loans at September 30, 2015; up from 70% at year-end 2014. At September 30, 2015, the recorded investment on impaired loans requiring no reserves was $7.2 million, an increase of $731,000 since year-end 2014. The specific allocation on the relationship mentioned above drove a majority of the increase.

Recorded investment on specifically identified loans requiring reserves was $1.1 million at September 30, 2015 compared to $2.8 million at year-end 2014. The $1.7 million decrease in recorded investment stemmed from the charge-offs recorded in the first quarter of the year as well as the full repayment of the impaired loan noted above.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2014 to September 30, 2015, the recorded investment in accruing past due and non-accrual loans decreased by $922,000. This was evidenced by a $133,000 decrease in the recorded investment in accruing past due loans and a $789,000 decrease in the recorded investment in non-accrual loans in the first nine months of 2015.

The Bank’s only delinquency is in the 30-59 days past due category. The recorded investment of accruing loans past due 30-59 days was $151,000 at September 30, 2015; a $133,000 decrease since December 31, 2014. There were three loans past due 30-59 days at September 30, 2015.

There were no loans past due 60-89 days still accruing interest at either September 30, 2015 or December 31, 2014.

There were no loans still accruing interest past due 90 days and greater at either September 30, 2015 or year-end 2014.

The Bank’s rate of delinquent loans compares favorably to typical industry averages. The credit review process will continue to be stringent; however, it is possible that past dues could fluctuate in future periods.

The recorded investment of non-accrual loans was $1.3 million at September 30, 2015 down from $2.1 million at year-end 2014. The reduction since year-end 2014 was the result of the charge-offs and the full repayment of the impaired relationships mentioned above. No non-accrual notes are secured by undeveloped real estate. At September 30, 2015, there were specific allocations of $97,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

Net charge-offs for the first three quarters of 2015 were $262,000. This outcome is much less than that of the first three quarters of 2014 when the Bank had net charge-offs of $832,000. The ratio of annualized net charge-offs to average loans was 0.27% for the first nine months of 2015; the ratio of annualized net charge-offs to average loans was 0.84% for the first nine months of 2014. The ratio of annualized net charge-offs to average loans in the first nine months of 2015 was enhanced as a result of the net recoveries recorded for the third quarter.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2015 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$7,534,371	$13,304,434	$20,069,021	$8,392,211	$49,300,037
Commercial Real Estate:
General	6,727,327	4,461,555	31,405,317	5,785,078	48,379,277
Construction	1,541,294	267,743	218,324	0	2,027,361
Consumer:
Lines of credit	3,075	112,208	2,679,696	2,573,767	5,368,746
Other	27,761	39,327	868,136	336,287	1,271,511
Credit card	52,473	162,250	247,716	0	462,439
Residential	92,092	321,473	0	16,392,113	16,805,678
	$15,978,393	$18,668,990	$55,488,210	$33,479,456	$123,615,049
Loans at fixed rates	$8,364,328	$7,453,354	$45,778,953	$23,810,230	$85,406,865
Loans at variable rates	7,614,065	11,215,636	9,709,257	9,669,226	38,208,184
	$15,978,393	$18,668,990	$55,488,210	$33,479,456	$123,615,049

At September 30, 2015, there were 69% of the loan balances carrying a fixed rate and 31% a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. It is likely that future rate movements will be rising given the extended period of low rates that has existed over the past few years. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. Contributing to the change in distribution is the increase in the mortgage loan portfolio. Typically management strives to retain only 10-15% of residential mortgages originated because of the longer contractual terms generally associated with mortgage products. At September 30, 2015, approximately 27% of the entire loan portfolio had a contractual maturity longer than five years. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Nearly half of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 40% of the total with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans 77% are either variable rate or fixed but have a rate which resets within the next five years minimizing the extension risk.

Foreclosed assets were $2.4 million at September 30, 2015; an increase of $117,000 since December 31, 2014. These assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There was one property and six lot sales during the first nine months of 2015. The net gains realized on these sales were $147,000. The lots sold are part of a development which has no book value. As a result of significant impairments taken in prior fiscal years and healthy sales activity over the past four years, the Company had reduced the book value on the development to zero; recognizing a total gain on each sale. There are eight additional lots to be sold in this development. Two properties were added in the first nine months of 2015. At September 30, 2015, foreclosed assets consisted of 21 real estate holdings; one more than at December 31, 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $171.0 million at September 30, 2015 up from $161.3 million at December 31, 2014. Interest-bearing checking accounts went up by $6.8 million since year-end 2014. A new business interest checking product created in February (2015) has grown to $5.8 million. Several customers who held balances in the customer repurchase and business savings accounts were moved to the business interest checking. The product is FDIC insured allowing management to reduce the number of securities needed for pledging.

Savings deposits were $23.0 million at September 30, 2015 compared to $13.8 million at December 31, 2014. There were several new accounts added in the first nine months of 2015. These deposits totaled $12.0 million. This growth was slightly offset when deposits totaling $2.6 million were transferred to the new business interest checking product discussed above.

The time deposit portfolio decreased by $10.0 million in the first nine months of 2015; 88% of the net decrease was from internet time deposit maturities. Internet time deposits are non-local time deposits that are solicited through an online marketplace. This is a funding source that the Bank relies on to bolster liquidity. During the fourth quarter of 2015, $16.0 million of internet time deposits are scheduled to mature. The Bank plans to use excess liquidity in its FRB account to fund these maturities.

Repurchase agreement balances were $4.9 million at September 30, 2015 and $8.6 million at December 31, 2014, a decrease of $3.7 million. As discussed above, several repurchase customers at year-end 2014 were transferred to the Bank’s new FDIC insured business interest checking product.

The Company’s note payable was $1,280,000 at both September 30, 2015 and December 31, 2014. The note bears interest at a fixed rate of 8.00% per annum until paid in full. Interest is payable quarterly, in arrears. The note is secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The Company’s note payable with 1030 Norton LLC includes a beneficial conversion feature allowing repayment of the outstanding principal, $1,280,000, with common stock, instead of cash, at a discount of 25% below the general offering price if an offering of stock is carried out by the Company.

On October 2, 2015, the Company entered into a Debt Conversion Agreement with 1030 Norton LLC. The Debt Conversion Agreement provides that 1030 Norton will convert 100% of the principal balance of its note, which totals $1,280,000, into shares of common stock of the Company at a conversion price of $1.91 per share, which is equal to 75% of the per share purchase price established by the Board of Directors of the Company in connection with its Rights Offering (See Note 17).

The closing of the debt conversion is conditioned upon (a) effectiveness and closing of the Rights Offering; (b) approval of the FRB to apply sufficient proceeds from the Rights Offering to repay the deferred and accumulated interest on the Company’s trust preferred securities; and (c) confirmation by the holder of the trust preferred securities that upon receipt of such payment, the event of default associated with the trust preferred securities has been cured and the Company is eligible to enter another period of interest deferral. Upon consummation of the conversion, 1030 Norton will release the Company’s pledge of 100% of the shares of Community Shores Bank, the Company’s wholly-owned bank subsidiary, which currently serves as security for the note payable.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company recorded a derivative liability during the second quarter of 2015. The derivative liability stemmed from the conversion right embedded in the Company’s note payable to 1030 Norton LLC along with the Company’s intention to raise capital via a sale of common stock. The fair value of the derivative liability was $427,000 at establishment and remained at that amount at September 30, 2015. There was no derivative liability at December 31, 2014.

As of September 30, 2015, the Company’s main liquidity resource is its cash account balance, which was approximately $91,000. The Company has commenced a Rights Offering, as discussed in Note 17 to financial statements, in an effort to raise additional capital and, as discussed above, has secured the commitment of its senior lender to convert debt to equity in connection with the Rights Offering. If successful, we will use the proceeds of the Rights Offering to repay deferred and overdue interest on the Company’s subordinate debentures, contribute capital to the Bank to increase the Bank's regulatory capital ratios and any remaining portion will be retained by the Company to pay its continuing operating expenses while the Company is unable to fund those expenses with dividends from the Bank. The closing of the Rights Offering is conditioned upon approval of the FRB to apply sufficient proceeds from the Rights Offering to repay the deferred and accumulated interest on Community Shores’ trust preferred securities; and confirmation by the holder of the trust preferred securities that upon receipt of such payment, the event of default associated with the trust preferred securities has been cured and the Company is eligible to enter another period of interest deferral. If we are unable to meet these conditions or if the Rights Offering is otherwise unsuccessful, we will have limited funds with which to service the senior debt and to operate, which would have a material adverse effect upon our condition.

Shareholders’ equity was approximately $7.7 million on September 30, 2015. On December 31, 2014, the balance was $8.1 million. The net decrease of $376,000 was made up of a net loss of $402,000 recorded in the first nine months of 2015 and a $26,000 decrease in accumulated other comprehensive loss (security market value adjustments). The book value per share was $5.25 at September 30, 2015.

The Bank’s regulatory capital ratios rose since year-end 2014 mostly as a result of the differences in the methods of calculation between the former risk-based capital and the new BASEL III capital calculation rules. At September 30, 2015, the Bank’s total risk-based capital ratio was 9.71%. The biggest change between the two methods which positively affected the outcome at September 30, 2015 was more favorable treatment of deferred tax assets. Offsetting this benefit was higher risk weighting for troubled assets and off-balance sheet commitments. The Bank’s total risk-based capital ratio at December 31, 2014 was 9.07%. It’s Tier 1 to average assets ratio increased 37 basis points and was 6.04% at September 30, 2015 compared to 5.67% at year-end 2014. The Bank was considered adequately capitalized according to prompt corrective action regulation at both September 30, 2015 and December 31, 2014.

In spite of the improvement in both total risk-based capital and Tier 1 ratios, the Bank’s ratios do not meet those required under the Consent Order. Under the Consent Order, the Bank is required to have and maintain its level of Tier 1 capital, as a percentage of its total assets, at a minimum of 8.5%, and its level of qualifying total capital, as a percentage of risk-weighted assets, at a minimum of 11%. The Consent Order capital requirements were effective beginning with the December 31, 2010 capital reporting period. The Bank was not in compliance with required capital ratios at the December 2010 capital reporting period and remains out of compliance at September 30, 2015. In order to attain the level of capital required by the Consent Order, the Bank would have needed additional capital of $4,653,000 on September 30, 2015 based on its risk-weighted asset mix and size.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company intends to use a large portion of the net proceeds of the Rights Offering to contribute to the capital of the Bank to increase the Bank's capital and regulatory capital ratios (See Note 17).

RESULTS OF OPERATIONS

There was a net loss of $402,000 recorded for the first nine months of 2015 stemming primarily from two large non-recurring expenses; a $409,000 professional services fee recorded in the third quarter and a derivative recognition of $427,000 recorded in the second quarter. Conversely, in 2014, after the first three quarters, there was net income of $254,000. The corresponding basic and diluted loss per share for the first nine months of 2015 was $(0.27). The basic and diluted earnings per share for the first nine months of 2014 was $0.17.

The $202,000 net loss recorded for the third quarter of 2015 directly stemmed from a professional services expense of $409,000 which included a fee paid to a third party for assistance in renegotiating its data processing contract. The third party’s fee for performing this service was based on the Bank’s imputed savings over the new contract. The anticipated savings in data processing expenses are estimated to be over $1.8 million and will be realized over the next 72 months. For the third quarter of 2014, net income was $41,000. The corresponding basic and diluted loss per share for the third quarter of 2015 was $(0.14). The basic and diluted earnings per share for the third quarter of 2014 was $0.03.

For the first nine months of 2015, the annualized return on the Company’s average total assets was (0.29)% compared to 0.17% for the first nine months of 2014. The annualized return on the Company’s average total assets for the quarter and the year were greatly impacted by the two large non-recurring items outlined above. For the third quarter of 2015, the annualized return on the Company’s average total assets was (0.42)%. For the third quarter of 2014, the annualized return on the Company’s average assets was 0.08%.

The professional services expense and the derivative recognition also affected the results of the Company’s annualized return on average equity for 2015. For the first nine months of 2015, the annualized return on the Company’s average equity was (6.65)%. For the third quarter of 2015, the annualized return on average equity was (10.22)%. In comparison, the annualized return on the Company’s average equity for the first nine months and third quarter of 2014 were 8.58% and 4.08%, respectively.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income and net interest margin were less for the first nine months of 2015 compared to the similar period in 2014. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine Months ended September 30,
	2015				2014
	Average			Average	Average		Average
	Balance	Interest		Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$11,851,037	$21,571		0.24%	$19,940,848	$36,677	0.25%
Securities	29,429,921	310,478		1.41	30,922,972	358,410	1.55
Loans (including held for sale and non accrual)	127,715,922	4,810,245		5.02	131,707,627	5,069,430	5.13
Total interest earning assets	168,996,880	5,142,294		4.06	182,571,447	5,464,517	3.99
Other assets	17,757,285				13,125,064
	$186,754,165				$195,696,511
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$130,414,610	$512,758		0.52%	$141,551,359	$627,278	0.59%
Repurchase agreements	5,931,630	19,726		0.44	9,250,418	36,941	0.53
Subordinated debentures and note payable	5,780,000	596,049	[1]	13.75	5,780,000	166,172	3.83
Total interest bearing liabilities	142,126,240	1,128,533		1.06	156,581,777	830,391	0.71
Non-interest-bearing deposits	35,478,467				34,316,792
Other liabilities	1,089,403				851,280
Shareholders’ Equity	8,060,055				3,946,662
	$186,754,165				$195,696,511
Net interest income (tax equivalent basis)		4,013,761				4,634,126
Net interest spread on earning assets (tax equivalent basis)				3.00%			3.28%
Net interest margin on earning assets (tax equivalent basis)				3.17%			3.38%
Average interest-earning assets to average interest-bearing liabilities				118.91%			116.60%
Tax equivalent adjustment		13,527				20,369
Net interest income		$4,000,234				$4,613,757

1 Includes derivative recognition of $426,667.

The net interest spread on average earning assets decreased 28 basis points to 3.00% in the past twelve months. The net interest margin decreased by 21 basis points and was 3.17% for the first nine months of 2015 compared to 3.38% for the first nine months of 2014. The net interest income for the first nine months of 2015 was $4.0 million compared to a figure of $4.6 million for the same nine month period in 2014. The derivative recognition lowered 2015’s results by $427,000. Without the recognition, the net interest income would have been just $187,000 lower. The reduction in net interest income is mostly due to fewer earning assets. Average earning assets were $13.6 million less for the first nine months of 2015. A smaller concentration of interest bearing deposits at other banks improved the earning asset mix and increased the average rate earned on earning assets.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Consequently, the Company’s net interest margin would have improved to 3.50% over the last twelve months, in spite of fewer earning assets, if the derivative valuation recognition were ignored.

The average rate earned on interest earning assets was 4.06% for the nine month period ending September 30, 2015; an improvement of 7 basis points compared to 3.99% for the same period in 2014. The increase was primarily achieved by adjusting the Company’s earning asset composition. Specifically, there was a 41% reduction in average interest bearing deposits at other financial institutions between the two periods. The modification is significant because deposits at other financial institutions is the lowest earning rate category. This modification increased the concentration of the higher earning asset categories, securities and loans, and was successful in offsetting the decreases in the average rate earned on those portfolios between the two periods.

The securities portfolio is roughly the same size in both the first nine months of 2015 and 2014 but there was a 14 basis point decrease in the rate earned. The securities that matured in 2014 and were replaced did not have similar rates. The replacement securities were lower as a result of the extended low rate environment. Further, there was a reduction in the yield on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 5.02% in the first three quarters of 2015, a reduction of 11 basis points compared to the first three quarters of 2014. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to retain current relationships and attract new ones, the Bank may offer rates that are lower than the average portfolio rate; particularly when the quality of the credit warrants such action. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are not being automatically offered on renewals or new business. Lower rates are used selectively based on the risk characteristics of the credit.

The Company’s cost of funds continues to improve, although it is difficult to assess due to the derivative valuation recognition that was added to the interest expense on the note payable. Without the additional $427,000 of interest expense on the note payable, the Company’s cost of funds would have improved by five basis points.

Driving the reduction were decreases in the rates paid on interest bearing deposits and repurchase agreements. In the past twelve months, the Company decreased the average rate paid on interest bearing deposits by seven basis points, mostly from a reduction in the concentration of internet time deposits as well as the average rate paid on the time deposit portfolio. Additionally, the average rate paid on customer repurchase agreements was lowered by nine basis points.

Conversely, the average rate paid on subordinated debentures increased slightly over the past twelve months while the rate paid on the note payable remained the same in both periods.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the quarter ended September 30, 2015 and 2014 is in the table below.

	Three Months ended September 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$22,087,237	$13,796	0.25%	$21,459,597	$13,335	0.25%
Securities	27,149,207	93,586	1.38	31,190,920	114,421	1.47
Loans (including held for sale and non accrual)	124,809,078	1,549,915	4.97	129,293,609	1,633,617	5.05
Total interest earning assets	174,045,522	1,657,297	3.81	181,944,126	1,761,373	3.87
Other assets	18,140,307			13,666,946
	$192,185,829			$195,611,072
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$134,751,246	$176,666	0.52%	$140,162,812	$201,672	0.58%
Repurchase agreements	4,699,204	5,019	0.43	10,116,939	12,974	0.51
Subordinated debentures and note payable	5,780,000	57,359	3.97	5,780,000	56,078	3.88
Total interest bearing liabilities	145,230,450	239,044	0.66	156,059,751	270,724	0.69
Non-interest-bearing deposits	37,538,607			34,534,207
Other liabilities	1,513,297			1,007,340
Shareholders’ Equity	7,903,475			4,009,774
	$192,185,829			$195,611,072
Net interest income (tax equivalent basis)		1,418,253			1,490,649
Net interest spread on earning assets (tax equivalent basis)			3.15%			3.18%
Net interest margin on earning assets (tax equivalent basis)			3.26%			3.28%
Average interest-earning assets to average interest-bearing liabilities			119.84%			116.59%
Tax equivalent adjustment		3,658			5,573
Net interest income		$1,414,595			$1,485,076

Net interest income decreased $70,000 in the third quarter of 2015 compared to the similar period in 2014. The net interest spread for the three month period ending September 30, 2015 was 3.15% compared to 3.18% for the same period end in 2014. The net interest margin was two basis points less in the third quarter of 2015 compared to the third quarter of 2014. The net interest margin for the third quarter of 2015 was 3.26% compared to 3.28% for the third quarter of 2014.

The yield on earning assets fell six basis points between the third quarter of 2015 and the same quarter in 2014. A reduction in the average rates earned on the investment and loan portfolios was the primary factor. The security portfolio earned nine basis points less in the third quarter of 2015 compared to the same quarter of 2014. Similarly, the average rate earned on the loan portfolio dropped eight basis points. In the fourth quarter of 2015, the concentration of interest bearing deposits at other banks is likely to fall as the Bank uses these funds to repay $16.0 million of internet time deposits with a weighted average rate of 0.83%.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The average rate paid on interest bearing liabilities was reduced by three basis points when comparing the third quarter of 2015 to that of 2014. The average rate paid on interest bearing deposits was reduced by six basis points and the average rate paid on repurchase agreements was reduced by eight basis points. The reduction in these two categories was slightly offset by an increase in the average rate paid on the Company’s subordinated debentures. There was a five basis point difference between the rate for the third quarter of 2015 and that of 2014.

Management will continue to seek ways to improve both the average rate earned on interest earning assets and the average rate paid on interest bearing liabilities. One way to help both is the usage of excess liquidity at the FRB to repay internet time deposits. In the fourth quarter of 2015, $16.0 million of internet time deposits are scheduled to mature. The internet deposits coming due in the fourth quarter have a weighted average rate of 0.83%. Deposits at the FRB are currently earning just 0.25%. This tactic should improve the weighted average rate earned on assets as well as lower the weighted average rate paid on rate bearing liabilities both helping to increase the Company net interest spread and net interest margin.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Details of the repricing gap at September 30, 2015 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$24,546,005	$0	$0	$0	$24,546,005
Securities (including FHLB stock)	1,819,050	5,860,710	17,188,117	474,597	25,342,474
Loans held for sale	0	0	0	0	0
Loans	48,253,490	11,082,972	46,962,084	17,316,503	123,615,049
	74,618,545	16,943,682	64,150,201	17,791,100	173,503,528
Interest-bearing liabilities
Savings and checking	81,467,442	0	0	0	81,467,442
Time deposits <$100,000	18,063,155	13,085,870	13,686,036	0	44,835,061
Time deposits >$100,000	2,094,576	4,792,645	1,999,678	0	8,886,899
Repurchase agreements and Federal funds purchased	4,874,102	0	0	0	4,874,102
Notes payable and other borrowings	4,500,000	0	1,280,000	0	5,780,000
	110,999,275	17,878,515	16,965,714	0	145,843,504
Net asset (liability) repricing gap	$(36,380,730)	$(934,833)	$47,184,487	$17,791,100	$27,660,024
Cumulative net asset (liability) repricing gap	$(36,380,730)	$(37,315,563)	$9,868,924	$27,660,024

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Recent interpretation of the information from the meetings of the Federal Open Market Committee of the Federal Reserve System has leaned towards rising rates in the near term. If this were to occur, based on the Company’s negative gap position, there would be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. Many other factors come into play such as the timing and extent of changes in local market rates as well as the Company’s excess liquidity. As discussed earlier, the internet deposits scheduled to mature by year-end 2015 will not be repricing but instead be repaid.

There was no provision for loan losses for the first nine months of 2015 or 2014. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future. Non-interest income recorded in the first nine months of 2015 was $1.3 million; the same as the first nine months of 2014.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Non-interest income for the third quarter of 2015 was $426,000 compared to $436,000 of non-interest income in the third quarter of 2014.

Non-interest expenses for the first nine months of 2015 were $5.9 million; $227,000 more than the total for the first nine months of 2014. Similarly, non-interest expenses were $266,000 more for the third quarter of 2015 compared to the third quarter of the previous year. The largest factor is an increase in professional service expenses but there was also an increase to salary and benefit expenses. The professional service expense recorded in the third quarter included a fee paid to a third party for assistance with the renegotiation of the Bank’s data processing contract. Tempering the overall increase were decreases to data processing, FDIC insurance and other expenses.

Salary and benefit expenses, the largest category of non-interest expenses, were $3.0 million for the first three quarters of 2015. For the similar period in 2014, the total was $2.9 million. Salary and benefit expenses were $985,000 for the third quarter of 2015 and $958,000 for the third quarter of 2014. The increases between the third quarter and nine month periods of 2015 and the like periods in 2014, stemmed from general salary increases and higher health insurance costs.

Data processing expenses were $471,000 for the first nine months of 2015; $22,000 less than the first nine months of 2014. All of the year-to-date savings for 2015 in comparison to 2014 is attributable to the third quarter when data processing expenses were $37,000 lower than the $171,000 recorded for the third quarter of 2014. In June (2015), the Bank finalized its renegotiated contract with its core data processor and with the assistance of a third party was successful in securing a lower fee schedule for the next 72 months. Management anticipates that the savings over the life of the contract to be over $1.8 million at the Bank’s current size and mix of electronic products. These savings could be offset by growth in the customer base as well as the addition of new technology.

Connected to the reduction in data processing expenses, professional services expense was higher for the third quarter and nine months of 2015 compared to the same periods in 2014. Professional services expenses were $409,000 for the third quarter of 2015 compared to $113,000 for the third quarter of 2014. The third quarter included the fee paid to a third party to renegotiate the Bank’s data processing contract. The fee for performing this service was based on the imputed savings over the new contract’s life; estimated to be over $1.8 million. Similarly, professional services expenses for the first three quarters of the year were also inflated by the fee.

FDIC insurance expenses were $274,000 for the first three quarters of 2015 and $329,000 for the first three quarters of 2014. The $56,000 reduction in the first nine months of 2015 was achieved primarily from a lower expense recorded for the third quarter of 2015. The third quarter FDIC accrual was $71,000 in the third quarter of 2015; $45,000 less than the similar quarter in 2014. The Bank’s FDIC premium accruals were lowered in the third quarter of the year as a result of its strengthening capital position and improvement in its overall risk profile. Further, if the Rights Offering is successful and the Bank receives a capital contribution in line with the requirements of the Consent, over time, the assessed FDIC premiums will continue to decline.

Other non-interest expenses were $750,000 in the first three quarters of 2015 and $846,000 for the like period in 2014; a reduction of $96,000. Two categories are driving a majority of the decrease. The first is a $76,000 reduction in expenses to administer impaired assets. In the first nine months of 2015, these expenses totaled $156,000. Similarly, these expenses totaled $232,000 in the first nine months of 2014. Fewer expenses stem from not only improved credit quality but also reimbursement for expenses on loans charged off in previous years.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Another category that experienced a decrease is the Company’s liability insurance. As a result of the lower risk profile of the Bank, insurance cost’s decreased $34,000 in the first nine months of 2015 and the annual savings is estimated to be approximately $45,000.

For the first three quarters of 2014, there was a full valuation allowance against deferred tax assets and no federal income tax expenses were recorded on earnings. At the end of 2014’s fourth quarter, the Company’s $4.1 million valuation allowance was reversed and the Company began recording federal income tax expense (benefit) related to earnings. The Company recorded a federal income tax benefit of $207,000 in the first nine months of 2015. The year-to-date loss through September 30, 2015 was heavily impacted by the third party fee as well as the derivative recognition of $427,000. In the third quarter of 2015, there was a federal income tax benefit of $104,000 recorded.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in the internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no unregistered sale of equity securities, and did not purchase any of its equity securities, during the quarter ended September 30, 2015.

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

COMMUNITY SHORES BANK CORPORATION

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

All accrued and unpaid interest was due and payable and a corresponding amount of distributions was payable on the Company’s trust preferred securities on June 30, 2015. The Company did not have the liquidity to pay the interest owed but is in the process of a capital raising initiative (See Note 17) that will enable such payment if successful.

Prior to the June 30, 2015 interest payment deadline, Management was in contact with the trustees and holders of the trust preferred securities to make them aware of the situation. On July 31, 2015, the indenture trustee formally issued a notice of default to the administrative trustees and holders, but did not declare acceleration of the trust preferred securities or formally seek any remedies under the trust documents. Rather, the trustees and holders indicated their intention to cooperate with the Company during its efforts to raise capital to repay the accrued interest.

Even if the Company is successful in its capital raising efforts, the Company must obtain FRB approval prior to making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities as a result of its FRB Written Agreement dated December 16, 2010. In the event the capital raise is unsuccessful or the Company does not gain FRB approval, payment of this interest has been assured by certain members of the Company’s Board of Directors.

As of September 30, 2015, the amount of the default and the total arrearage is $654,000.

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

COMMUNITY SHORES BANK CORPORATION

November 16, 2015	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 16, 2015	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.