Form 10-K
period 2015-12-31
COMMUNITY SHORES BANK CORP
filed 2016-04-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,171,000.

As of April 04, 2016, there were issued and outstanding 4,101,664 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2015 annual report to shareholders.
Part III	Portions of the registrants definitive proxy statement for its Annual Meeting of shareholders to be held on or about May 24, 2016 (the “Proxy Statement”) are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

The Company’s risk profile continued to improve in 2015 as a result of credit quality stabilization and improved real estate valuations both of which translated into no calculated loan loss provision and fewer foreclosed asset impairment charges affecting core earnings.

As a result its trend towards regulatory safety and soundness, on December 29, 2015, the Bank received official notice from the FDIC and the Michigan Department of Insurance and Financial Services that the regulatory Consent Order entered into on September 2, 2010 was terminated effective December 16, 2015.

Management is pleased to report that due to capital raising efforts commenced in the fourth quarter of 2015 and completed on March 28, 2016, the Company has successfully raised net proceeds, after expenses, of approximately $4.770 million. As described in more detail in our Annual Report, with these proceeds, the Company repaid the interest due on its trust preferred securities totaling approximately $722,000; made a capital contribution to the Bank of approximately $3.35 million, and retained approximately $900,000 for general operating purposes.

The Company remains subject to the Written Agreement with the Federal Reserve Bank of Chicago, (the “FRB”), the Company’s primary regulator, which became effective on December 16,2010 when it was executed by the FRB. Management believes that the repayment of the overdue interest on the Company’s trust preferred securities and the strengthened capital position of the Bank will motivate the FRB to consider amending or terminating the Written Agreement. Management plans to work with the FRB to that end during the coming months.

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

Real Estate Loans. The Bank originates residential mortgage loans, which are generally long-term with either fixed or variable interest rates. The general operating policy, which is subject to review by management due to changing market and economic conditions and other factors, is to sell a majority of the fixed rate residential real estate loans originated. Generally loan sales are on a servicing-released basis in the secondary market, regardless of term or product. The Bank, based on its lending guidelines, may elect to underwrite and retain certain mortgages in its portfolio. The Bank also offers fixed rate home equity loans and variable rate home equity lines of credit, which are usually retained in its portfolio.

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

The Bank provides oversight and monitoring of lending practices and loan portfolio quality through the use of an Officers Loan Committee (the "Loan Committee"). The Loan Committee members include all commercial lenders, the Chief Lending Officer, the Credit Administrator, the President, and other designated credit personnel. The Loan Committee is presently permitted to approve requests for loans in an amount not exceeding $2,000,000. The Loan Committee may recommend that requests exceeding this amount be approved by the Executive Loan Committee which consists of certain members of senior management and at least three board members. The Executive Loan Committee has a lending authority of $2,750,000. Loan requests in excess of the Executive Loan Committee limit require the approval of the Board of Directors.

The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's “in house” limit, as of December 31, 2015, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,327,500 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

In addition to the lending authority described above, the Bank's Board of Directors delegates significant authority to officers of the Bank. The Board believes this empowerment enables the Bank to be more responsive to its customers.  The President of the Bank has been delegated individual authority to approve loans up to $1,000,000. The Chief Lending Officer and Credit Administrator have been delegated individual authority to approve loans up to $500,000. The President may, in certain situations, authorize up to $2,750,000 with the addition of the Chief Lending Officer or the Credit Administrator. Any approval granted under this authority shall be immediately reported to the Executive Loan Committee and reviewed at their next scheduled meeting Other officers have been delegated individual authority to approve loans of lesser amounts, where they deem it appropriate, without approval by the Loan Committee.

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

Lending Activity

Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the western Michigan Counties of Muskegon and Northern Ottawa, but may include contiguous counties as well. Commercial loans are originated by experienced lenders under the leadership of the Chief Lending Officer. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition and commercial real estate financing, including new construction and land development.

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

Loan Portfolio Quality

The Bank hires an independent firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of the loan portfolios for both commercial and retail loans. The independent firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. For 2015, the loan review occurred in the second quarter.

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

Employees

As of December 31, 2015, the Bank had 51 full-time and 21 part-time employees. No Bank employees are represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2015 and 2014.

Consolidated Results of Operations:

	2015	2014 as restated[3]
Interest income	$6,869,577	$7,236,489
Interest expense	1,359,941 [1]	1,078,190
Net interest income	5,509,636	6,158,299
Provision for loan losses	0	0
Non interest income	1,659,594	1,731,207
Non interest expense	7,835,449	7,595,590
Income (loss) before income tax expense	(666,219)	293,916
Income tax (benefit) expense as restated	(226,515)	(3,716,918)[2]
Net income (loss) as restated	$(439,704)	$4,010,834

Consolidated Balance Sheet Data:

	2015	2014
Total assets	$181,021,300	$184,677,447
Cash and cash equivalents	17,899,952	7,935,522
Securities	25,209,733	31,691,369
Loans held for sale	0	147,900
Gross loans	122,741,728	129,787,133
Allowance for loan losses	1,671,416	1,978,172
Other assets	16,841,303	17,093,695

Deposits	161,181,639	161,305,440
Repurchase agreements	4,921,023	8,610,621
Notes payable	1,280,000	1,280,000
Subordinated debentures	4,500,000	4,500,000
Derivative liability	426,667	0
Other	1,149,544	900,449

Shareholders’ equity	7,562,427	8,080,937

[1]	Includes derivative recognition of ($426,667) or ($0.29) per share.
[2]	Includes tax valuation allowance reversal of $3,784,957 or $2.58 per share.
[3]	Amounts have been restated to correct valuation allowance reversal amount – see Note 1 to the consolidated financial statements of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Consolidated Financial Ratios:

			2014
	2015		as restated[3]
Return on average assets as restated	(0.24	)[1]%	2.08	[2]%
Return on average shareholders’ equity	(5.50)[1]		99.65	[2]
Average equity to average assets	4.29	[1]	2.09	[2]

Dividend payout ratio	N/A		N/A

Non performing loans to total loans and leases	1.42		1.81

Bank Only:
Tier 1 leverage capital ratio	6.30		5.38
Tier 1 leverage risk-based capital ratio	8.46		7.34
Total risk-based capital ratio	9.70		8.59

Per Share Data:

Net Income:
Basic	$(0.30)[1]		$2.73	[2]
Diluted	(0.30)[1]		2.73	[2]

Book value at end of period	5.15		5.50	[2]
Dividends declared	N/A		N/A
Basic average shares outstanding	1,468,800		1,468,800
Diluted average shares outstanding	1,468,800		1,468,800

Net Interest Earnings

A table demonstrating the net interest earnings of the Company for 2015 and 2014 and a discussion of net interest earnings are incorporated here by reference to Management’s Discussion and Analysis at pages 16 through 21 of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

[1]	Includes derivative recognition of ($427) or ($0.29) per share.
[2]	Includes tax valuation allowance reversal of $3,785 or $2.58 per share.
[3]	Amounts have been restated to correct valuation allowance reversal amount – see Note 1 to the consolidated financial statements of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Rate Volume Analysis

	Year ended December 31, 2015 over 2014			Year ended December 31, 2014 over 2013
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest- bearing deposits with banks	$(6,197)	$(8,086)	$1,889	$9,274	$8,619	$655
Securities	(70,267)	(43,070)	(27,197)	(94,150)	(76,396)	(17,754)
Loans	(290,448)	(246,111)	(44,337)	(258,297)	49,162	(307,459)
Net change in interest income	(366,912)	(297,267)	(69,645)	(343,173)	(18,615)	(324,558)
Increase (decrease) in interest expense
Interest-bearing deposits	(127,000)	(138,722)	11,722	(169,579)	(63,140)	(106,439)
FRB borrowings and repurchase agreements	(24,147)	(17,648)	(6,499)	(7,489)	(1,866)	(5,623)
Subordinated debentures, notes payable and FHLB advances	432,898	0	432,898	22,635	10,194	12,441
Net change in interest expense	281,751	(156,370)	438,121	(154,433)	(54,812)	(99,621)
Net change in net interest income	$(648,663)	$(140,897)	$(507,766)	$(188,740)	$36,197	$(224,937)

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at
	December 31, 2015	December 31, 2014
US Treasury	$1,511,328	$2,025,703
U.S. Government and federal agency	11,544,620	15,203,950
Municipals	710,966	1,064,465
Mortgage-backed and collateralized mortgage obligations– residential	11,442,819	13,397,251
	$25,209,733	$31,691,369

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2015	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$1,000,781	$510,547	$0	$1,511,328
U.S. Government and federal agency	5,045,157	6,499,463	0	11,544,620
Municipals	0	710,966	0	710,966
Mortgage-backed and collateralized mortgage obligations– residential	0	0	11,442,819	11,442,819
	$6,045,938	$7,720,976	$11,442,819	$25,209,733
Weighted Average Yield	0.94%	1.35%	1.79%	1.44%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2015.

Issuer	Book Value	Market Value
FNMA	4,590,199	4,599,194
FHLMC	5,148,136	5,150,659
FHLB	4,513,826	4,518,275
FFCB	3,006,711	3,001,453
GNMA	5,275,264	5,211,794
US Treasury Note	1,505,941	1,511,328

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2015		December 31, 2014
	Balance	%	Balance	%
Commercial	$48,237,522	39.3	$50,921,262	39.2
Real estate – Commercial	50,516,201	41.2	56,072,139	43.2
Real estate – Residential	15,208,123	12.4	15,056,633	11.6
Real estate – Construction	1,843,028	1.5	115,613	0.1
Consumer	6,936,854	5.6	7,621,486	5.9
	122,741,728	100	129,787,133	100
Less allowance for loan losses	1,671,416		1,978,172
	$121,070,312		$127,808,961

The non-accrual, past due and restructured loans as of the end of each period are reported below.

	December 31,
	2015	2014
Loans on nonaccrual status	$1,188,000	$2,071,000
Loans 90 days or more past due and accruing interest	0	0
Loans not included above which are troubled debt restructurings	6,720,000	5,838,000
	$7,908,000	$7,909,000

Loan Portfolio (continued)

Included below is the 2015 and 2014 interest information on impaired loans.

	2015	2014
Average of impaired loans during the year	$8,607,195	$10,639,933
Interest income recognized during impairment	298,586	284,026
Cash-basis interest income recognized	293,951	270,464

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	December 31,	December 31,
	2015	2014
Beginning Balance	$1,978,172	$2,809,642
Charge-offs
Commercial	0	(23,819)
Real Estate - Commercial	(469,041)	(941,666)
Real Estate - Residential	0	(115,586)
Real Estate - Construction	0	0
Consumer	(36,755)	(71,151)
	(505,796)	(1,152,222)
Recoveries
Commercial	47,350	288,800
Real Estate - Commercial	33	2,557
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	151,657	29,395
	199,040	320,752
Net Charge-offs	(306,756)	(831,470)
Provision charged against operating expense	0	0
Ending Balance	$1,671,416	$1,978,172

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2015		2014
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Balance at End of Period Applicable To:
Commercial	$522,558	39.3%	$500,776	39.2%
Real estate – Commercial	432,145	41.2	848,589	43.2
Real estate – Residential	194,987	12.4	203,525	11.6
Real estate – Construction	15,666	1.5	960	0.1
Consumer	322,185	5.6	294,039	5.9
Unallocated	183,875	0.0	130,283	0.0
Total	$1,671,416	100%	$1,978,172	100%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see information in Management’s Discussion and Analysis on pages 7 through 11 furnished to the Securities and Exchange Commission as Exhibit 13 to this report.

For a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 16 through 21 of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	2015	2015	2014	2014
Non Interest Bearing Demand	$36,095,318	N/A	$34,044,251	N/A
Interest Bearing Demand	58,330,795	0.28%	51,369,428	0.23%
Savings	16,548,465	0.39	10,729,642	0.26
Time Deposits	54,755,982	0.83	76,640,641	0.86
Total	$165,730,560	0.52%	$172,783,962	0.58%

The Company had no foreign banking offices at December 31, 2015.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2015.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$1,146,118	$1,945,242	$2,721,006	$3,057,731	$8,870,097

Short-term Borrowings

On December 31, 2015 and 2014, the Company’s short-term borrowings outstanding consisted entirely of repurchase agreements. The Company utilized its line of credit with the FHLB during fiscal year 2015 for overnight liquidity support. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held by a third-party safekeeping agent.

Details of the Company’s holdings for each period are as follows:

	Repurchase	Borrowings
	Agreements	from FHLB
Outstanding at December 31, 2015	$4,921,023	$0
Average interest rate at year end	0.42%	0%
Average balance during year	5,411,588	135,068
Average interest rate during year	0.44%	0.37%
Maximum month end balance during year	8,829,269	0

Outstanding at December 31, 2014	$8,610,621	$0
Average interest rate at year end	0.49%	0%
Average balance during year	9,358,758	16,438
Average interest rate during year	0.52%	0.40%
Maximum month end balance during year	10,767,084	0

Interest Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2015 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 24 through 27 of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

The third banking location is at 180 Causeway Road in the City of North Muskegon, Michigan and is approximately 4,000 square feet. The facility has a three lane drive-up, including a night depository and an ATM.

The Bank’s fourth banking location is at 5797 Harvey Street in Norton Shores, Michigan. The two-story facility is approximately 20,000 square feet with a three-lane drive-up, including a night depository and an ATM. Our Harvey Branch location contains more usable space than what is needed for our current banking operations. This excess space, totaling approximately 10,200 square feet, is leased to unrelated businesses.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information listed under the caption “Stock Information” on pages 87-88 of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

On March 28, 2016, the Company sold 579,412 shares of Common Stock through a private placement exempt under Rule 506 of Regulation D at $2.55 per share. These sales were made exclusively to four accredited investors. Also on March 28, 2016, the Company issued 670,153 shares of Common Stock in satisfaction of senior debt totaling $1,280,000 at $1.91 per share to 1030 Norton LLC. The debt conversion transaction was also made under Rule 506 of Regulation D exclusively to an accredited investor.

ITEM 6. SELECTED FINANCIAL DATA

The information listed under the caption “Selected Financial Information” on the inside front cover of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information shown under the caption “Management’s Discussion and Analysis” beginning on page 1 of the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income (Loss),” “Consolidated Statements of Comprehensive Income (Loss),” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, BDO USA LLP, dated April 14, 2016, in the 2015 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROL AND PROCEDURES

As of December 31, 2015, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are not effective to ensure that information to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (a) recorded, processed, summarized and reported with the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure due to the material weakness in the Company’s internal control over financial reporting discussed below. Notwithstanding the material weaknesses that existed as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United State of America (“GAAP”). We are evaluating the potential steps to remediate this material weaknesses as discussed in the Remediation Plan below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Community Shores Bank Corporation is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). As a result of that evaluation, management concluded that the Company’s internal control over financial reporting were not effective and that a material weakness exists as described below:

The Company did not have sufficient controls related to nonroutine transactions. Specifically, we did not have appropriate controls in place to ensure that there was proper classification of deferred tax components as related to deferred tax expense and the deferred tax component of accumulated other comprehensive income. This material weakness resulted in a misstatement which occurred in conjunction with the 2014 reversal of our deferred tax valuation allowance. Although it does not materially impact the 2014 consolidated financial statements, a reasonable possibility exists that material misstatements in the consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Plan

To remediate the above identified material weakness, the Company intends to enhance controls over proper validation of the classification of deferred taxes. This will include both controls over the use of services provided by outside tax specialists as well as enhanced and revised design of existing controls and procedures to properly account for significant and unusual transactions. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Dated: April 12, 2016
/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated here by reference to the Company’s Proxy Statement to be filed within 120 days of December 31, 2015.

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

Equity Plan Compensation Information

As of December 31, 2015, the Company had no compensation plans under which equity securities were authorized for issuance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated April 14, 2016 –BDO USA, LLP

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Income (Loss) – Years ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable

(b) Exhibits:

The Exhibit Index following the signature pager hereto is incorporated by reference under this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2016.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

/s/ Gary F. Bogner	/s/ Bruce J. Essex
Gary F. Bogner, Chairman of the Board	Bruce J. Essex , Director
(non-officer)

/s/ Heather D. Brolick	/s/ Julie K. Greene
Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	Julie K. Greene , Director

/s/ Stanley L. Boelkins	/s/ Tracey A. Welsh
Stanley L. Boelkins, Director	Tracey A. Welsh, Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ Robert L. Chandonnet
Robert L. Chandonnet, Vice Chairman of the Board (non-officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).

10.1	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.2	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.3	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.4	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.5	Summary of Director Compensation Arrangement.

10.6	Consent Order issued and effective September 2, 2010 is incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.7	Stipulation to the Issuance of a Consent Order is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed September 9, 2010 (SEC file number 000-51166).

10.8	Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.9	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

10.10	Settlement and release between Community Shores Bank Corporation and Fifth Third Bank dated March 20, 2013 is incorporated by reference to exhibit 10.1 of the Company’s form 8-K filed March 25, 2013 (SEC file no. 000-5166).

10.11	Amendment to Convertible Secured Note purchase Agreement dated March 18, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-5166) filed March 20, 2015.

10.12	Agreement between Fiserv Solutions, LLC. and Community Shores Bank dated June 11, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed June 16, 2015.

10.13	Debt Conversion Agreement dated October 2, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 00-51166) filed October 2, 2015.

10.14	Thornapple Share Purchase and Rights Offering Backstop Agreement dated October 2, 2015, incorporated by reference to exhibit 10.2 of the Company’s form 8-K (SEC file bi. 00-51166) filed October 2, 2015.

10.15	Director Share Purchase and Rights Offering Backstop Agreement dated October 2, 2015, incorporated by reference to exhibit 10.3 of the Company’s form 8-K (SEC file no.000-51166) filed October 2, 2015.

10.16	Shareholder Share Purchase and Rights Offering Backstop Agreement dated October 2, 2015, incorporated by reference to exhibit 10.4 of the Company’s form 8-K (SEC file no.000-51166) filed October 2, 2015.

10.17	Notification Terminating Consent Order effective December 16, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.

10.18	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated January 13, 2016, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 14, 2016.

10.19	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Bruce J. Essex dated January 13, 2016, incorporated by reference to exhibit 10.2 of the Company’s form 8-K (SEC file no. 000-51166) filed January 14, 2016.

10.20	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Bruce J. Essex, Jr. dated January 13, 2016, incorporated by reference to exhibit 10.3 of the Company’s form 8-K (SEC file no. 000-51166) filed January 14, 2016.

10.21	Notification of Termination of Thornapple’s Backstop Agreement dated January 8, 2016, incorporated by reference to exhibit 10.4 of the Company’s form 8-K (SEC file no. 000-51166) filed January 14, 2016.

13	2015 Annual Report to Shareholders of the Company. Except for the portions of the 2015 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2015 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics.

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

