Form 10-Q
period 2016-03-31
COMMUNITY SHORES BANK CORP
filed 2016-05-16
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐ Yes ☒ No

At May 16, 2016, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$1,924,089	$2,791,553
Interest-bearing deposits in other financial institutions	29,118,310	15,108,399
Total cash and cash equivalents	31,042,399	17,899,952
Securities available for sale (at fair value)	23,015,556	25,209,733
Loans held for sale	183,600	0
Loans	123,054,398	122,741,728
Less: Allowance for loan losses	1,705,044	1,671,416
Net loans	121,349,354	121,070,312
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,742,889	8,820,502
Accrued interest receivable	397,210	369,442
Foreclosed assets	1,999,770	2,211,327
Net deferred tax asset	4,072,703	4,260,165
Other assets	721,428	879,367
Total assets	$191,825,409	$181,021,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$35,747,523	$39,236,718
Interest-bearing	133,026,072	121,944,921
Total deposits	168,773,595	161,181,639
Repurchase agreements	4,124,930	4,921,023
Subordinated debentures	4,500,000	4,500,000
Note payable	0	1,280,000
Derivative liability	0	426,667
Accrued expenses and other liabilities	450,890	1,149,544
Total liabilities	177,849,415	173,458,873
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 shares outstanding at March 31, 2016 and 1,468,800 shares outstanding at December 31, 2015	19,627,967	13,296,691
Retained deficit	(5,729,555)	(5,705,469)
Accumulated other comprehensive income (loss)	77,582	(28,795)
Total shareholders’ equity	13,975,994	7,562,427
Total liabilities and shareholders’ equity	$191,825,409	$181,021,300

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Interest and dividend income
Loans, including fees	$1,520,753	$1,656,679
Securities (including FHLB dividends)	84,707	109,919
Federal funds sold and other income	19,876	4,294
Total interest and dividend income	1,625,336	1,770,892
Interest expense
Deposits	161,538	173,382
Repurchase agreements and other short-term debt	4,399	8,548
Federal Home Loan Bank advances and notes payable	60,477	55,534
Total interest expense	226,414	237,464
Net Interest Income	1,398,922	1,533,428
Provision for loan losses	0	0
Net Interest Income After Provision for Loan Losses	1,398,922	1,533,428
Non-interest income
Service charges on deposit accounts	121,890	136,234
Gain on sale of loans	33,701	32,335
Gain on sale of foreclosed assets	34,881	50,340
Other	191,840	188,012
Total non-interest income	382,312	406,921
Non-interest expense
Salaries and employee benefits	1,010,864	1,010,481
Occupancy	155,736	165,687
Furniture and equipment	87,997	84,066
Advertising	3,803	8,037
Data processing	118,521	165,125
Professional services	98,589	95,816
FDIC insurance	67,113	101,455
Other	275,105	260,415
Total non-interest expense	1,817,728	1,891,082
Income (Loss) Before Federal Income Taxes	(36,494)	49,267
Federal income tax expense (benefit)	(12,408)	16,752
Net Income (Loss)	$(24,086)	$32,515
Basic average shares outstanding	1,584,530	1,468,800
Diluted average shares outstanding	1,584,530	1,468,800
Basic earnings (loss) per share	$(0.02)	$0.02
Diluted earnings (loss) per share	$(0.02)	$0.02

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Net income (loss)	$(24,086)	$32,515

Other comprehensive income:
Unrealized holding gains on available for sale securities	161,178	90,366
Less reclassification adjustments for unrealized gains later recognized in income	0	0
	161,178	90,366
Tax effect	(54,801)	(30,725)
Other comprehensive income, net of tax	106,377	59,641

Comprehensive income	$82,291	$92,156

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net income			32,515		32,515
Other comprehensive income				59,641	59,641

Balance at March 31, 2015	1,468,800	$13,296,691	$(4,912,352)	$(211,246)	$8,173,093

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,292,183			3,292,183
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net loss			(24,086)		(24,086)
Other comprehensive income				106,377	106,377

Balance at March 31, 2016	4,101,664	19,627,967	$(5,729,555)	$77,582	$13,975,994

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows (used in) from operating activities
Net income (loss)	$(24,086)	$32,515
Adjustments to reconcile net income (loss) to net cash (used in) from operating activities:
Depreciation and amortization	92,981	91,755
Net amortization of securities	56,441	74,313
Net realized gain on sale of loans	(33,701)	(32,335)
Net realized gain on sale of foreclosed assets	(34,881)	(50,340)
Originations of loans for sale	(1,549,050)	(1,438,320)
Proceeds from loans originated for sale	1,399,151	1,378,555
Deferred federal income tax expense (benefit)	(12,408)	50,299
Net change in:
Accrued interest receivable and other assets	130,173	(133,196)
Accrued interest payable and other liabilities	(698,654)	128,817
Net cash (used in) from operating activities	(674,034)	102,063
Cash flows from investing activities
Activity in available for sale securities:
Maturities, prepayments and calls	2,298,914	1,673,954
Loan originations and payments, net	(279,042)	1,998,406
Additions to premises and equipment, net	(15,368)	(19,528)
Proceeds from the sale of foreclosed assets	246,438	50,340
Net cash from investing activities	2,250,942	3,703,172
Cash flows from financing activities
Net change in deposits	7,591,956	8,486,952
Repayment of note payable	(8)	0
Net change in repurchase agreements	(796,093)	(2,565,150)
Proceeds from rights offering, net of issuance cost	3,292,183	0
Proceeds from private placement	1,477,501	0
Net cash from financing activities	11,565,539	5,921,802
Net change in cash and cash equivalents	13,142,447	9,727,037
Beginning cash and cash equivalents	17,899,952	7,935,522
Ending cash and cash equivalents	$31,042,399	$17,662,559
Supplemental cash flow information:
Cash paid during the period for interest	$916,582	$207,801
Non-cash financing activities:
Note payable conversion to common stock, including derivative	1,561,592	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months ended March 31, 2016 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2016 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2015. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first quarter of 2016.

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

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal lines of credit, home equity lines of credit, and credit cards. The level of delinquencies and charge-off experienced directly impacts the general allocations to the consumer classes. Similar to the commercial segment, charge-off activity in the consumer segment has been lessening, thus reducing the calculated historical loss factor assigned to the general allocations.

For the residential segment, loss experience is not segregated by grades or classes. The level of delinquencies, charge-off experience, and direction of real estate values directly impacts the general allocations to the residential real estate segment. Similar to the commercial, charge-off activity in the residential segment has been lessening, thus reducing the calculated historical loss factor assigned to the general allocations.

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

Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

There was no material change in these operating doctrines as of March 31, 2016.

ADOPTION OF NEW ACCOUNTING STANDARDS:

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

In November 2015, FASB issued ASU 2015-17, Income Taxes; Balance Sheet Classification of Deferred Taxes. This amendment of this update are intended to simplify the presentation of deferred income taxes and required that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is part of the Simplification Initiative to and involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity of liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NEWLY ISSUED NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. At the July 9, 2015 FASB meeting, the FASB voted to delay the effective date by one year. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had a deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02 "Leases." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

Other issued but not yet effective accounting standards were reviewed and management has concluded that none apply or will be material to the Company’s financial statements.

RECENT DEVELOPMENTS

In the first quarter of 2016, the Company successfully completed a Rights Offering which was begun in the fourth quarter of 2015 and a concurrent private placement (See Note 13). On March 28, 2016, after receiving FRB approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the Company repaid $722,000 of interest on its subordinated debentures and brought its obligations current. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at March 31, 2016 and at December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value

US Treasury	$1,505,223	$7,980	$0	$1,513,203
US Government and federal agency	10,520,196	36,666	(302)	10,556,560
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	10,872,588	105,108	(31,903)	10,945,793
	$22,898,007	$149,754	$(32,205)	$23,015,556

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

US Treasury	$1,505,941	$5,387	$0	$1,511,328
US Government and federal agency	11,545,640	13,215	(14,235)	11,544,620
Municipals	710,000	966	0	710,966
Mortgage-backed and collateralized mortgage obligations– residential	11,491,781	64,103	(113,065)	11,442,819
	$25,253,362	$83,671	$(127,300)	$25,209,733

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2016:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,522,871	$5,533,648
Due from one to five years	6,502,548	6,536,115
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	10,872,588	10,945,793
	$22,898,007	$23,015,556

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$1,003,938	$(302)	$0	$0	$1,003,938	$(302)
Mortgage-backed and collateralized mortgage obligations - residential	252,174	(1,041)	4,043,865	(30,862)	4,296,039	(31,903)
	$1,256,112	$(1,343)	$4,043,865	$(30,862)	$5,299,977	$(32,205)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$5,453,848	$(14,235)	$0	$0	$5,453,848	$(14,235)
Mortgage-backed and collateralized mortgage obligations - residential	4,842,868	(38,336)	3,268,525	(74,729)	8,111,393	(113,065)
	$10,296,716	$(52,571)	$3,268,525	$(74,729)	$13,565,241	$(127,300)

No securities were sold in the three months ended March 31, 2016 or March 31, 2015.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

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

At March 31, 2016 and December 31, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At March 31, 2016, 10 debt securities had unrealized losses with aggregate depreciation of 0.60% from the amortized cost basis; seven of the 10 had unrealized losses greater than 12 months.

Five of the 10 securities, which had an unrealized loss at March 31, 2016, are issued by government agencies and five are issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at March 31, 2016 had a carrying amount of $18,646,564 and were pledged to secure public fund customers, customer repurchase agreements and, to a much lesser extent, potential borrowings at the FRB Discount Window. Pledged securities at December 31, 2015 had a carrying amount of $20,201,813.

3.	LOANS

Outstanding loan balances by portfolio segment and class at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Commercial	$45,830,677	$48,287,124
Commercial Real Estate:
General	49,702,811	48,327,074
Construction	2,884,801	2,189,127
Consumer:
Lines of credit	5,368,489	5,296,097
Other	1,089,481	1,167,709
Credit card	431,064	473,048
Residential	17,803,060	17,051,151
Net deferred loan fees	(55,985)	(49,602)
	123,054,398	122,741,728
Less: Allowance for loan losses	(1,705,044)	(1,671,416)
Loans, net	$121,349,354	$121,070,312

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three month periods ended March 31, 2016 and 2015 by portfolio segment:

Three Months Ended March 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	0	0	(5,545)	0	0	(5,545)
Recoveries	10,403	0	28,770	0	0	39,173
Provision for loan losses	23,313	21,093	(30,839)	4,456	(18,023)	0
Ending balance	$556,274	$453,238	$314,571	$215,109	$165,852	$1,705,044

Three Months Ended March 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(392,397)	(477)	0	0	(392,874)
Recoveries	17,100	0	5,344	0	0	22,444
Provision for loan losses	(4,902)	(46,353)	(3,977)	2,222	53,010	0
Ending balance	$512,974	$409,839	$294,929	$206,707	$183,293	$1,607,742

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$267,455	$49,855	$140,265	$72,892	$0	$530,467
Collectively evaluated for impairment	288,819	403,383	174,306	142,217	0	1,008,725
Unallocated	0	0	0	0	165,852	165,852
Total ending allowance balance	$556,274	$453,238	$314,571	$215,109	$165,852	$1,705,044

Loans:
Individually evaluated for impairment	$2,434,178	$5,171,540	$299,317	$725,925	$0	$8,630,960
Collectively evaluated for impairment	43,487,419	47,504,899	6,614,733	17,123,354	0	114,730,405
Total ending loans balance	$45,921,597	$52,676,439	$6,914,050	$17,849,279	$0	$123,361,365

December 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$198,222	$49,855	$145,955	$71,460	$0	$465,492
Collectively evaluated for impairment	324,336	382,290	176,230	139,193	0	1,022,049
Unallocated	0	0	0	0	183,875	183,875
Total ending allowance balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416

Loans:
Individually evaluated for impairment	$2,327,065	$5,332,786	$309,323	$729,178	$0	$8,698,352
Collectively evaluated for impairment	46,048,707	45,261,236	6,650,819	16,368,778	0	114,329,540
Total ending loans balance	$48,375,772	$50,594,022	$6,960,142	$17,097,956	$0	$123,027,892

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
March 31, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,360,802	$1,422,820	$0
Commercial Real Estate:
General	5,059,465	6,216,535	0
Consumer:
Lines of credit	103,534	103,231	0
Other	0	0	0
Residential	411,152	442,821	0
Subtotal	$6,934,953	$8,185,407	$0

With an allowance recorded:
Commercial	$1,073,376	$1,076,703	$267,455
Commercial Real Estate:
General	112,075	148,165	49,855
Consumer:
Lines of credit	185,326	184,589	129,918
Other	10,457	10,347	10,347
Residential	314,773	320,968	72,892
Subtotal	$1,696,007	$1,740,772	$530,467
Total	$8,630,960	$9,926,179	$530,467

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,376,371	$1,435,861	$0
Commercial Real Estate:
General	5,220,711	6,381,061	0
Consumer:
Lines of credit	15,740	15,740	0
Other	0	0	0
Residential	414,528	446,950	0
Subtotal	$7,027,350	$8,279,612	$0
With an allowance recorded:
Commercial	$950,694	$957,412	$198,222
Commercial Real Estate:
General	112,075	148,165	49,855
Consumer:
Lines of credit	277,230	276,275	129,617
Other	16,353	16,338	16,338
Residential	314,650	321,821	71,460
Subtotal	$1,671,002	$1,720,011	$465,492
Total	$8,698,352	$9,999,623	$465,492

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,365,742	$11,931	$11,931
Commercial Real Estate:
General	5,125,816	48,818	45,376
Consumer:
Lines of credit	74,035	1,715	1,644
Other	0	0	0
Residential	412,248	411	411
Subtotal	$6,977,841	$62,875	$59,362

With an allowance recorded:
Commercial	$1,029,929	$10,486	$5,090
Commercial Real Estate:
General	112,075	0	0
Consumer:
Lines of credit	215,910	2,295	2,166
Other	14,425	321	219
Residential	315,177	3,235	2,176
Subtotal	$1,687,516	$16,337	$9,651
Total	$8,665,357	$79,212	$69,013

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
March 31, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,386,096	$12,983	$12,983
Commercial Real Estate:
General	2,972,875	50,983	43,492
Consumer:
Lines of credit	87,646	0	0
Other	0	0	0
Residential	159,049	465	465
Subtotal	$4,605,666	$64,431	$56,940

With an allowance recorded:
Commercial	$421,864	$5,629	$4,926
Commercial Real Estate:
General	1,055,540	0	0
Consumer:
Lines of credit	276,595	4,534	4,447
Other	11,314	0	0
Residential	392,307	4,212	4,212
Subtotal	$2,157,620	$14,375	$13,585
Total	$6,763,286	$78,806	$70,525

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2016:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$0	$0	$0	$0	$45,817,535	$45,817,535
Commercial Real Estate:
General	0	0	0	0	48,929,161	48,929,161
Construction	0	0	0	0	2,885,720	2,885,720
Consumer:
Lines of credit	48,607	0	0	48,607	5,300,742	5,349,349
Other	0	0	0	0	1,094,340	1,094,340
Credit card	0	0	0	0	431,064	431,064
Residential	263,839	0	0	263,839	17,461,046	17,724,885
Total	$312,446	$0	$0	$312,446	$121,919,608	$122,232,054

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$36,742	$54,223	$0	$90,965	$13,097	$104,062
Commercial Real Estate:
General	0	0	113,290	113,290	748,268	861,558
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	26,091	26,091	13,206	39,297
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	49,912	0	74,482	124,394	0	124,394
Total	$86,654	$54,223	$213,863	$354,740	$774,571	$1,129,311

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$2,755	$0	$0	$2,755	$48,359,211	$48,361,966
Commercial Real Estate:
General	184,598	93,311	0	277,909	47,122,559	47,400,468
Construction	0	0	0	0	2,193,139	2,193,139
Consumer:
Lines of credit	0	0	0	0	5,273,114	5,273,114
Other	0	0	0	0	1,166,822	1,166,822
Credit card	0	12,481	0	12,481	460,567	473,048
Residential	263,553	0	0	263,553	16,708,219	16,971,772
Total	$450,906	$105,792	$0	$556,698	$121,283,631	$121,840,329

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$13,806	$13,806
Commercial Real Estate:
General	0	0	113,290	113,290	887,125	1,000,415
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	41,336	41,336	0	41,336
Other	0	0	5,822	5,822	0	5,822
Credit card	0	0	0	0	0	0
Residential	50,702	75,482	0	126,184	0	126,184
Total	$50,702	$75,482	$160,448	$286,632	$900,931	$1,187,563

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $399,830 of specific reserves on $7,960,592 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and $401,072 on $7,965,816 of unpaid principal balance of loans as of December 31, 2015. At March 31, 2016, the Company had an additional $74,691 in performing loans outstanding to two of those customers. As of December 31, 2015, there was $75,776 committed to the same two customers.

There were no new TDRs that occurred during the three month periods ended March 31, 2016 and 2015.

For the three month period ended March 31, 2016, there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. Below is a table which presents the loan by class:

		Recorded Investment
	Number of Loans	at time of default
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial	1	$18,301
Total	1	$18,301

For the three month period ended March 31, 2015, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification.

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
1	$820,899	$871,535	$0	$0	$0	$0
2	0	0	1,667,939	1,698,136	0	0
3	11,880,459	12,001,827	5,796,293	4,599,484	0	65,780
4	11,534,044	12,742,910	14,747,518	14,367,694	261,099	264,961
5	16,437,896	18,581,320	14,828,830	15,120,148	936,375	371,762
5M	2,480,194	1,426,772	2,507,645	3,940,477	198,041	0
6	728,142	798,475	9,179,157	7,472,404	1,490,205	1,490,636
7	2,026,802	1,939,064	201,524	333,169	0	0
8	13,161	13,869	861,813	869,371	0	0
Total	$45,921,597	$48,375,772	$49,790,719	$48,400,883	$2,885,720	$2,193,139

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2016 and December 31, 2015:

	Residential
	March 31,	December 31,
	2016	2015
Performing	$17,123,354	$16,368,778
Impaired	725,925	729,178
Total	$17,849,279	$17,097,956

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$5,099,786	$5,021,480	$1,083,883	$1,156,291	$431,064	$473,048
Impaired	288,860	292,970	10,457	16,353	0	0
Total	$5,388,646	$5,314,450	$1,094,340	$1,172,644	$431,064	$473,048

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at March 31:

	March 31,	March 31,
	2016	2015
Beginning of year	$2,211,327	$2,238,997
Additions	0	0
Reductions from sales	(211,557)	0
Direct write-downs	0	0
End of period	$1,999,770	$2,238,997

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$26,973	$67,194

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

The adoption of new accounting guidance related to foreclosed assets resulted in one residential real estate property totaling $30,000 being classified as other real estate owned at December 31, 2015 earlier than it would have under previous guidance. There was no early recognition of residential real estate property during the first quarter of 2016.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Land & land improvements	$4,703,312	$4,703,312
Buildings & building improvements	6,332,060	6,332,060
Furniture, fixtures and equipment	3,321,595	3,314,126
	14,356,967	14,349,498
Less: accumulated depreciation	5,614,078	5,528,996
	$8,742,889	$8,820,502

Depreciation expenses were $92,981 and $91,755 for the three months ended March 31, 2016 and 2015, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
Non-interest-bearing DDA	$35,747,523	$39,236,718
Interest-bearing DDA	37,862,146	36,675,745
Money market	30,896,840	21,992,206
Savings	27,329,987	24,446,559
Time, under $100,000	27,267,509	29,272,313
Time, over $100,000	9,669,590	9,558,098
Total Deposits	$168,773,595	$161,181,639

Time deposits of $250,000 or more were $1,379,702 at March 31, 2016 and $1,377,420 at December 31, 2015. There were no brokered deposits at either March 31, 2016 or December 31, 2015.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at March 31, 2016 and December 31, 2015. The Company utilized its line of credit with the FHLB for overnight liquidity support only during 2015. Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at March 31, 2016	$4,124,930	$0
Average interest rate at period end	0.41%	0%
Average balance during period	4,205,557	0
Average interest rate during period	0.42%	0%
Maximum month end balance during period	4,829,527	0

Outstanding at December 31, 2015	$4,921,023	$0
Average interest rate at year-end	0.42%	0%
Average balance during year	5,411,588	135,068
Average interest rate during year	0.44%	0.37%
Maximum month end balance during year	8,829,269	0

The Bank had securities of $4,229,398 pledged to repurchase agreements at March 31, 2016 and $5,341,286 pledged at December 31, 2015. The Company had approximately $2.6 million of residential mortgage loans pledged to support its line of credit with the FHLB at March 31, 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (Continued)

The potential risk associated with the Repurchase Agreements and related pledge collateral, including obligations arising from a decline in fair value of the pledged collateral, are minimal due to the fact that the Repurchase Agreements pertain to overnight borrowings and therefore not subject to fluctuations in fair market value. The following table represents the type of securities pledged to the Repurchase Agreements:

Fair Market Value of Securities Pledged to Repurchase Agreements	March 31, 2016	December 31, 2015
U.S. Treasury and agency securities	$0	$458,700
Asset-backed securities	3,392,829	4,002,129
Other	836,569	880,457
Total	$4,229,398	$5,341,286

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At March 31, 2016, collateral pledged for Discount Window borrowings consisted of $363,075 in home equity loans while at December 31, 2015 the collateral pledged consisted of $332,768 in home equity loans, one security valued at $661,271 and one USDA loan valued at $3,408,161. The borrowing capacity decreased in the first quarter of 2016 due to the USDA loan no longer fulfilling the pledge requirements of the FRB and the security that was pledged was called. Also occurring in the first quarter of 2016, the Bank was upgraded from the secondary to the primary credit program. The primary credit program awards more value for pledged collateral and also borrowings are fully directed by the Bank and do not require regulator approval.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,940,485 at March 31, 2016. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $6,312,942 pledged at March 31, 2016 and $7,511,449 pledged at year-end 2015. The Bank uses a portion of the loans pledged to the FHLB as collateral for a $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit or other borrowings with the FHLB at either March 31, 2016 or December 31, 2015.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.68% at March 31, 2016 and 2.65% at December 31, 2015. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

The last allowable deferral period was March 30, 2015. All accrued and unpaid interest was due and payable and a corresponding amount of distributions was payable on the trust preferred securities on June 30, 2015. The Company did not have the liquidity to pay the interest owed at that time. On March 30, 2016, the Company remitted an interest payment of approximately $722,000 (which consisted of $673,000 of accrued interest and $49,000 of interest on the deferred interest) curing the interest payment default utilizing proceeds from its Rights Offering and concurrent private placement discussed in Note 13.

The Company is now current in its interest obligation and the holders of the trust preferred securities has waived the event of default. On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default.

11.	NOTES PAYABLE

On March 20, 2013, the Company, with approval from the FRB, borrowed $1,280,000 from 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen. The proceeds of the senior debt were used to settle a defaulted note with another financial institution, to fund general operations and to make interest payments until the repayment or maturity of the note. The note bore interest at a fixed rate of 8.00% per annum until paid in full. While the note was outstanding, interest was paid quarterly, in arrears. The note was secured by a pledge of all of the issued and outstanding shares of the Bank as evidenced by a pledge agreement between the Company and 1030 Norton LLC. The note maturity was extended for another two year period in the first quarter of 2015. As a result, the note’s maturity became March 31, 2017.

The Company’s note payable with 1030 Norton LLC included a beneficial conversion feature allowing repayment of the outstanding principal with common stock instead of cash at a discount of 25% below the general offering price should an offering of stock be carried out by the Company. On October 2, 2015, the Company entered into a Debt Conversion Agreement with 1030 Norton LLC. The Debt Conversion Agreement provided that 1030 Norton LLC would convert the principal balance of its note into shares of common stock of the Company at a conversion price of $1.91 per share, which equaled 75% of the per share purchase price established by the Board of Directors of the Company in connection with its Rights Offering.

The note payable conversion to equity was completed on March 28, 2016 simultaneously with the closing of the Rights Offering. The balance of the note payable was settled in exchange for 670,153 shares of stock issued to the members of 1030 Norton LLC and a check for $7.77 due to fractional shares. Upon consummation of the conversion, the Company made a final interest payment of $24,747 and 1030 Norton LLC released the Company’s pledge of 100% of the shares of Community Shores Bank.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DERIVATIVE LIABILITY

The beneficial conversion feature embedded in the Company’s note payable to 1030 Norton LLC was recorded as a liability through interest expense for the Company during 2015. At June 30, 2015, the conditions for the conversion were met and the liability was recorded. The value of the liability was established at $426,667, which represented a 25% per share discount on the stock to be issued in exchange for the outstanding note payable from the price per share of the Company established in the Rights Offering.

Similar to the related note payable discussed in Note 11, the derivative liability, net of related deferred tax, was reclassified to shareholder’s equity at conversion on March 28, 2016.

13.	SHAREHOLDER’S EQUITY

Sale of Common Stock

The Company initiated a Rights Offering in October 2015 with the intention of increasing the Company’s liquidity, repaying deferred and overdue interest on its subordinated debentures and contributing capital to the Bank.

The Rights Offering consisted of a distribution of nontransferable subscription rights to its shareholders of record as of October 12, 2015. Each shareholder of record received 1.7488 rights for each share of the Company’s common stock they owned as of the record date. Each right enabled its holder to purchase one share of the Company’s common stock at a price of $2.55 per share. Additionally, rights holders were given an oversubscription privilege to subscribe for a portion of the Rights Offering shares that were not purchased by other rights holders. The shares of the Company’s Common Stock sold in the Rights Offering totaled 1,383,299. The Rights Offering was closed on March 28, 2016 and garnered proceeds of approximately $3,300,000 (gross proceeds of $3,527,000 and offering costs of $235,000).

Concurrent with the closing of the Rights Offering, the Company finalized the sale of 579,412 shares of Common Stock through a private placement, also at $2.55 per share. Total proceeds received from this transaction were approximately $1,500,000. There were no issuance costs associated with the private placements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016	December 31, 2015

Unused lines of credit	$27,013,036	$24,532,524
Unused standby letters of credit	1,362,000	1,362,000
Commitments to make loans	71,300	357,900

Commitments to make loans generally terminate one year or less from the date of commitment and may require a fee. Since many of the above commitments on lines of credit and letters of credit expire without being used, the above amounts related to those categories do not necessarily represent future cash disbursements.

15.	FAIR VALUE MEASUREMENTS

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

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

Servicing Assets: The fair value of SBA servicing rights is obtained from a third party using assumptions provided by the Company. The individual servicing rights are valued individually taking into consideration the original term to maturity, the current age of the loan and the remaining term to maturity. The valuation methodology utilized for the servicing rights begins with projecting future cash flows for each servicing asset, based on its unique characteristics and market-based assumptions for prepayment speeds. The present value of the future cash flows are then calculated utilizing a market-based discount rate assumption. These inputs are generally observable in the marketplace resulting in a Level 2 classification.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$1,513,203	$1,513,203	$0	$0
US Government and federal agency	10,556,560	0	10,556,560	0
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	10,945,793	0	10,945,793	0
Total	$23,015,556	$1,513,203	$21,502,353	$0

Servicing assets	$5,151	$0	$5,151	$0

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$1,511,328	$1,511,328	$0	$0
US Government and federal agency	11,544,620	0	11,544,620	0
Municipals	710,966	0	710,966	0
Mortgage-backed and collateralized mortgage obligations– residential	11,442,819	0	11,442,819	0
Total	$25,209,733	$1,511,328	$23,698,405	$0

Servicing assets	$5,151	$0	$5,151	$0

There were no transfers between levels during the first quarter of 2016 or 2015.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2016 and December 31, 2015:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans[1]:	$1,643,043	$0	$0	$1,643,043
Foreclosed assets:	1,999,770	0	0	1,999,770
Total	$3,642,813	$0	$0	$3,642,813

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans[1]:	$1,728,358	$0	$0	$1,728,358
Foreclosed assets:	2,211,327	0	0	2,211,327
Total	$3,939,685	$0	$0	$3,939,685

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of March 31, 2016 and December 31, 2015 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
March 31, 2016	Technique	Inputs	of Inputs
Adjustments for differences between
Impaired loans	Sales comparison approach	comparable sales	(25)-19%
	Income approach	Capitalization rate	9.5-12.5%

Adjustments for differences between
Foreclosed assets	Sales comparison approach	comparable sales	0-10%

	Valuation	Significant Unobservable	Range
December 31, 2015	Technique	Inputs	of Inputs
Adjustments for differences between
Impaired loans	Sales comparison approach	comparable sales	(25)-19%
	Income approach	Capitalization rate	9.5-12.5%

Adjustments for differences between
Foreclosed assets	Sales comparison approach	comparable sales	(25)-10%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at March 31, 2016 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$31,042	$31,042	$0	$0	$31,042
Loans held for sale	184	0	188	0	188
Loans, net (including impaired)	121,349	0	0	118,753	118,753
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	397	4	86	307	397

Financial liabilities
Deposits	168,774	0	164,692	0	164,692
Repurchase agreements	4,125	0	4,125	0	4,125
Subordinated debentures	4,500	0	0	3,232	3,232
Notes payable	0	0	0	0	0
Accrued interest payable	23	0	23	0	23

		Fair Value Measurements
		at December 31, 2015 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,900	$17,900	$0	$0	$17,900
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	121,070	0	0	118,273	118,273
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	369	5	78	286	369

Financial liabilities
Deposits	161,182	0	153,487	0	153,487
Repurchase agreements	4,921	0	4,921	0	4,921
Subordinated debentures	4,500	0	0	3,172	3,172
Notes payable	1,280	0	0	1,707	1,707
Accrued interest payable	734	0	20	198	218

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

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

(e) Repurchase agreements and other short-term borrowings

The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

(h) Off-balance sheet instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

16.	INCOME TAXES

The realization of deferred tax assets is largely dependent upon future taxable income, future reversals of existing taxable temporary differences, and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, all available positive and negative evidence is considered, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.

Although the Company had a net loss for the quarter, the outlook for future earnings is positive. Considering the reduction in debt expense and significant operational expenses such as data processing and various insurances as well as a strong loan pipeline and capital to support growth, management concluded that no valuation allowance on the Company’s net deferred tax asset was necessary at March 31, 2016.

There were no unrecognized tax benefits at March 31, 2016 or December 31, 2015, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is subject to examination by the Internal Revenue Service for years after 2011.

17.	REGULATORY MATTERS

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

The five prompt corrective action classifications are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. For instance, if a bank is not well capitalized, regulatory approval is required to accept brokered deposits. And generally, a bank may not make a capital distribution if, after making the distribution, it would be undercapitalized. If a bank is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, acquisitions, new activities, new branches, payment of dividends or management fees are prohibited and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the Bank at the discretion of the federal regulator.

Under final capital rules that became effective on January 1, 2015, there was a requirement for a capital buffer to be phased in over three years beginning in 2016. Banks that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

On March 31, 2016, following a $3.35 million contribution of capital from the Company, the Bank’s capital ratios were elevated to a level of well-capitalized according to prompt corrective action regulations. On that date, the Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.06%.; both above the minimum required to be well-capitalized.

The Bank was considered adequately capitalized at year-end 2015. At December 31, 2015, the Bank’s total risk-based capital ratio was 9.46% and its Tier 1 to average assets ratio was 6.12%.; both well above the minimum required for capital adequacy.

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at March 31, 2016 and December 31, 2015 were:

					Minimum Required to Be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,368,854	10.64%	$6,077,259	4.50%	$8,778,263	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,069,688	11.90	10,804,017	8.00	13,505,021	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,368,854	10.64	8,103,012	6.00	10,804,017	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,368,854	8.06	7,133,545	4.00	8,916,931	5.00

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

					Minimum Required to Be
			Minimum Required		Well Capitalized Under
			For Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,112,069	8.22%	$6,082,087	4.50%	$8,785,237	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	12,783,486	9.46	10,812,599	8.00	13,515,749	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,112,069	8.22	8,109,449	6.00	10,812,599	8.00
Tier 1 (Core) Capital to average assets of the Bank	11,112,069	6.12	7,257,858	4.00	9,072,322	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2016, $1,700,835 was counted as Tier 2 capital and $4,209 was disallowed. At December 31, 2015, the full allowance for loan loss balance of $1,671,416 was counted as Tier 2 capital and nothing was disallowed.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2016 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2016 to that at December 31, 2015. The part labeled Results of Operations discusses the three month period ending March 31, 2016 as compared to the same period of 2015. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

Future factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economy; the Company’s ability to generate future taxable income; the ability of the Company to borrow money or raise additional capital to maintain or increase its or the Bank’s capital position or when desired to support future growth; failure to comply with provisions of the Written Agreement may result in further regulatory action that could have a material adverse effect on the Company and its shareholders, as well as the Bank; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. These risks and uncertainties should be considered when evaluating forward-looking statements. Undue reliance should not be placed on such statements.

In the first quarter of 2016, the Company successfully completed a Rights Offering which was begun in the fourth quarter of 2015 and a concurrent private placement (See Note 13). On March 28, 2016, after receiving FRB approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the Company repaid $722,000 of interest on its subordinated debentures and brought its obligations current. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The recent capital raise allowed the Company to improve its financial condition and to strengthen the capital position of the Bank. However, the Written Agreement between the Company and the FRB, which became effective on December 16, 2010, remains in effect. The Written Agreement provides that: (i) the Company must take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank; (ii) the Company may not declare or pay any dividends or take dividends or any other payment representing a reduction in capital from the Bank or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior FRB approval; (iii) the Company may not incur, increase or guarantee any debt or purchase or redeem any shares of its stock without prior FRB approval; (iv) the Company must submit a written statement of its planned sources and uses of cash for debt service, operating expenses and other purposes to the FRB within 30 days of the Written Agreement; (v) the Company shall take all necessary actions to ensure that the Bank, the Company and all nonbank subsidiaries of both the Bank and the Company comply with sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors (12 C.F.R. Part 223) in all transactions between affiliates; (vi) the Company may not appoint any new director or senior executive officer, or change the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, without prior regulatory approval; and finally (vii) within 30 days after the end of each calendar quarter following the date of the Written Agreement, the board of directors shall submit to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement as well as current copies of the parent company only financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on 10-K for the fiscal year ended December 31, 2015.

FINANCIAL CONDITION

Total assets were $191.8 million at March 31, 2016 compared to $181.0 million at December 31, 2015. Asset growth occurring in the first three months of 2016 stemmed primarily from increases to customer deposit accounts and proceeds from the Rights Offering which in turn drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $13.1 million to $31.0 million at March 31, 2016 from $17.9 million at December 31, 2015. The Bank’s FRB balance increased $14.0 million since year-end 2015 and was $29.1 million on March 31, 2016. The increase in balance was driven largely by an increase in customer deposit balances but also included proceeds from investment maturities and the Company’s capital contribution to the Bank. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Approximately a third of the excess liquidity noted above will be utilized when the Company’s public fund customers reduce their balances in the second quarter; remaining excess funds will be used to fund loan originations and to repay upcoming time deposit maturities.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The Bank’s security portfolio was $23.0 million at March 31, 2016 and $25.2 million at December 31, 2015. Investment activity in the first three months of the year consisted of maturities, prepayments and calls totaling $2.3 million offset by an increase in fair value of $161,000.

Although the investment portfolio is declining, the Bank seeks to diligently manages unencumbered securities to ensure there are enough available to meet parameters required by several of the Bank’s operating policies. Unencumbered securities are those that are not pledged to any other entity. As such, they serve as a key source of collateral or potential liquidity for the Bank. The level of unpledged securities is formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At March 31, 2016, 19% of the investment portfolio was unencumbered. This outcome is slightly lower than the 20% unpledged position that existed on December 31, 2015.

At March 31, 2016, securities with an amortized cost of $18.6 million were pledged to public fund customers, the FRB discount window and customer repurchase agreements, down from $20.2 million at year-end 2015.

Investment portfolio quality continues to receive scrutiny. The market value of the portfolio is impacted by national and global economic news. During the first three months of 2016, the investment portfolio had net unrealized gains of $161,000. Although the entire investment portfolio had a net unrealized gain of $118,000 at March 31, 2016, there were 10 securities with an amortized cost of $5.3 million having an unrealized loss of $32,000. See Note 2 for information regarding the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at March 31, 2016.

Loans held for sale activity during the first three months of 2016 included $1.6 million of loan originations and $1.4 million of sales. The associated gain on the loan sales was $34,000. There were $184,000 of loans held for sale at March 31, 2016 and none at December 31, 2015.

Total loans (held for investment) increased $313,000 and were $123.1 million at March 31, 2016 up slightly from $122.7 million at December 31, 2015. A net decrease in the commercial, commercial real estate and consumer segments was more than offset by growth in the residential segment since year-end 2015. Although the local market is very competitive, management believes the Bank’s lending area is positioned to grow the portfolio in 2016 in a manner that assesses multiple risk factors in conjunction with expected rate of return and related capital allocation.

Diligent attention to the credit quality of the current portfolio as well as the expected growth will continue. The lending staff regularly monitors the loan portfolio and adheres to a well-designed credit risk assessment process. In spite of these efforts, the Bank is still exposed to credit risk.

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

The analysis of the allowance for loan losses is comprised of general credit allocations and specific credit allocations. General credit allocations are made to various categories of loans based on loan ratings, delinquency trends, historical loss experience as well as current economic conditions. The specific credit allocation includes a detailed review of a borrower and its entire relationship resulting in an allocation being made to the allowance for that particular borrower’s situation. A loan becomes specifically identified when, based on current information and events related to that particular borrower, it is probable that the Company will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. Specifically identified loans are individually evaluated for impairment.

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

At March 31, 2016, the allowance for loan losses totaled $1.7 million approximately; the same as at year-end 2015. The allowance for loan loss increased by $34,000 and is the result of recoveries of $39,000 and charge-offs of $5,000 for the first three months of 2016. At March 31, 2016, the ratio of allowance to gross loans outstanding was 1.39% compared to 1.36% at year-end 2015.

The allocation of the allowance at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016		December 31, 2015
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$556,274	37.2%	$522,558	39.3%
Commercial Real Estate	453,238	42.7	432,145	41.2
Consumer	314,571	5.6	322,185	5.6
Residential	215,109	14.5	210,653	13.9
Unallocated	165,852	N/A	183,875	N/A
Total	$1,705,044	100.0%	$1,671,416	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.88% at March 31, 2016, a decrease of 1 basis point from year-end 2015. At March 31, 2016, there were $166,000 of unallocated reserves in the allowance for loan losses while unallocated reserves were $184,000 at December 31, 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

At March 31, 2016, the allowance contained $530,000 in specific allocations for impaired loans whereas at December 31, 2015 there was $465,000 specifically allocated. The increase resulted from two loans becoming specifically identified and fully reserved during the first quarter of 2016. In total, there was $8.6 million of recorded investment on impaired loans at March 31, 2016 compared to $8.7 million at year-end 2015.

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 16 impaired loans requiring no reserve at March 31, 2016. At March 31, 2016, the recorded investment on impaired loans requiring no reserves was $6.9 million, or 80% of the recorded investment of specifically identified loans. This outcome is similar to $7.0 million requiring no reserves at year-end 2015 or 81% of the recorded investment of specifically identified loans.

Specifically identified loans requiring reserves had a recorded investment of $1.7 million at both March 31, 2016 and year-end 2015.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2015 to March 31, 2016, the recorded investment in accruing past due and non-accrual loans decreased by $303,000. This was evidenced by a $245,000 decrease in the recorded investment in past due loans and a $58,000 decrease in the recorded investment in non-accrual loans in the first three months of 2016.

The recorded investment of accruing loans past due 30-59 days was $312,000 at March 31, 2016; a $138,000 decrease since December 31, 2015. There were four loans past due 30-59 days at March 31, 2016.

There were no loans past due 60-89 days still accruing interest at March 31, 2016 compared to a recorded investment of $106,000 at December 31, 2015.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either March 31, 2016 or December 31, 2015.

Although the Bank’s loan payment delinquency is low, the credit review process will continue to be stringent. Of course, it is possible that past due loan payments could fluctuate in future periods despite these efforts.

The recorded investment of non-accrual loans totaled $1.1 million at March 31, 2016; down $58,000 from year-end 2015. There are 11 non-accrual notes at March 31, 2016 and no non-accrual notes are secured by undeveloped real estate. At March 31, 2016, there were specific allocations of $222,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

There were net recoveries of $34,000 for the first quarter of 2016 and the ratio of annualized net charge-offs was (0.11)% to average loans. Conversely, there were net charge-offs of $370,000 for the first quarter of 2015. The ratio of annualized net charge-offs to average loans associated with these charge-offs was 1.14% for the first three months of 2015.

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

The loan maturities and rate sensitivity of the loan portfolio at March 31, 2016 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$9,383,890	$9,960,313	$17,557,403	$8,873,086	$45,774,692
Commercial Real Estate:
General	3,477,239	4,212,776	35,322,287	6,690,509	49,702,811
Construction	260,138	1,687,600	937,063	0	2,884,801
Consumer:
Lines of credit	22,041	195,232	2,731,294	2,419,922	5,368,489
Other	29,268	35,952	856,660	167,601	1,089,481
Credit card	48,932	151,269	230,863	0	431,064
Residential	503,349	1,186,572	18,229	16,094,910	17,803,060
	$13,724,857	$17,429,714	$57,653,799	$34,246,028	$123,054,398
Loans at fixed rates	$3,426,144	$5,236,101	$48,109,867	$24,311,821	$81,083,933
Loans at variable rates	10,298,713	12,193,613	9,543,932	9,934,207	41,970,465
	$13,724,857	$17,429,714	$57,653,799	$34,246,028	$123,054,398

At March 31, 2016, 66% of the Bank’s loan balances carried a fixed rate and 34% carried a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. At March 31, 2016, approximately 28% of the entire loan portfolio had a contractual maturity longer than five years; the same percentage as year-end 2015. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Nearly half of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 36% of the total of loans with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans, 97% are either variable rate or have a balloon of five years, minimizing the extension risk.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Foreclosed assets were $2.0 million at March 31, 2016; down slightly since December 31, 2015. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were two property sales and two lot sales during the first three months of 2016. The net gains realized on these sales weas $35,000. No properties were added in the first quarter of 2016. At March 31, 2016, foreclosed assets consisted of 19 real estate holdings, two fewer than at December 31, 2015.

Deposit balances were $168.8 million at March 31, 2016 up from $161.2 million at December 31, 2015. Typically the Bank experiences a notable seasonal fluctuation in the deposit accounts of its largest public fund customers in the first quarter of each year. Public fund deposits rose $7.9 million since year-end 2015. Partially offsetting the public fund increase was a $1.9 million decrease in the time deposit portfolio in the first three months of 2016. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB. In April, public fund balances were reduced by approximately $10.0 million. The withdrawals are in line with the expected seasonality of these customers.

Repurchase agreement balances were $4.1 million at March 31, 2016 and $4.9 million at December 31, 2015, a decrease of $796,000. The decline between the two period ends was primarily the result of existing customers decreasing their balance.

The Company’s $1,280,000 note payable to 1030 Norton LLC, a Michigan limited liability company owned by nine individuals; three directors of the Company, Gary F. Bogner, Robert L. Chandonnet and Bruce J. Essex, one former director and five local businessmen was extinguished on March 28, 2016 simultaneous to the closing of the Company’s Rights Offering. The balance of the note payable was settled in exchange for 670,153 and shares of stock issued to the members of 1030 Norton LLC and a check for $7.77 due to fractional shares. Upon consummation of the conversion, the Company made a final interest payment of $24,747 and 1030 Norton LLC released the Company’s pledge of 100% of the shares of Community Shores Bank.

In 2015, the Company recorded a derivative liability stemming from the conversion right embedded in the Company’s note payable to 1030 Norton LLC once the Company initiated a plan to raise capital via a sale of common stock. The value of the liability was established at $426,667, which represented a 25% per share discount on the stock to be issued in exchange for the outstanding note payable from the price per share of the Company established in the Rights Offering. Similar to the related note payable, the derivative liability, net of related deferred tax, was reclassified to shareholder’s equity at conversion on March 28, 2016.

Accrued interest expenses and other liabilities decreased $699,000 since year-end 2015. The decrease is mainly attributable to the Company’s repayment of deferred and overdue interest on its subordinated debentures. On March 30, 2016, utilizing proceeds from the Rights Offering, the Company remitted an interest payment of approximately $722,000; $673,000 of accrued interest and $49,000 of interest on the deferred interest curing the interest payment default.

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments on its subordinated debentures in order to preserve its cash for general operations and potential capital support for the Bank as it grows. As such it is expected that the accrued interest balance will increase during the deferral period. The deferral of interest does not constitute an event of default.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Shareholders’ equity was approximately $14.0 million on March 31, 2016. On December 31, 2015, the balance was $7.6 million. The net increase of $6.4 million was made up of $6.3 million of new capital from common stock transactions, accumulated other comprehensive income (security market value adjustments) of $106,000 reduced slightly by a net loss of $24,000 recorded in the first three months of 2016.

The $6.3 million of additional capital stemmed from a series of transactions related to a Rights Offering launched by the Company in October 2015. The purpose of the Rights Offering was to increase the Company’s liquidity to allow repayment of the deferred and overdue interest on the Company’s subordinated debentures as well as allow a contribution of capital to the Bank so that it would achieve a well-capitalized regulatory capital level.

The Rights Offering consisted of a distribution of nontransferable subscription rights to its shareholders of record as of October 12, 2015. Each shareholder of record received 1.7488 rights for each share of the Company’s common stock they owned as of the record date. Each right enables its holder to purchase one share of the Company’s common stock at a price of $2.55 per share. Additionally, rights holders were given an oversubscription privilege to subscribe for a portion of the Rights Offering shares that were not purchased by other rights holders. The shares of the Company’s Common Stock sold in the Rights Offering totaled 1,383,299. The Rights Offering was closed on March 28, 2016 and garnered net proceeds of approximately $3,300,000.

Concurrent with the closing of the Rights Offering, the Company closed on the sale of 579,412 shares of Common Stock through a private placement, also at $2.55 per share. Total proceeds received from this transaction were approximately $1,500,000. There were no issuance costs associated with the private placements.

Additionally, the Rights Offering permitted the conversion feature of the Company’s note payable to activate. At the close of the Rights Offering, the note payable and the derivative liability, net of taxes, were settled in exchange for 670,153 shares of stock. This transaction added $1,561,000 to equity.

Total shares outstanding at March 31, 2016 were 4,101,664 compared to 1,468,800 at December 31, 2015. The book value per share was $3.41 at March 31, 2016 compared to $5.15 at December 31, 2015.

The largest portion of the Rights Offering proceeds was used to contribute capital to the Bank. On March 31, 2016, the Company contributed $3.35 million of capital to the Bank. As a result, the Bank’s regulatory capital ratio rose to a level of well capitalized according to prompt corrective action guidance. At March 31, 2016, the Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.06% compared to 9.46% and 6.71%, respectively, at December 31, 2015.

RESULTS OF OPERATIONS

For the first three months of 2016 there was a net loss of $24,000 which was $57,000 less than net income of $33,000 recorded for the first three months of 2015. Net loss in the first quarter of 2016 was less than the same quarter of the previous year as a result of lower net interest income from the decline in the loan portfolio over the last twelve months. The basic and diluted loss per share for the first three months of 2016 were $(0.02). The basic and diluted earnings per share for the first three months of 2015 were $0.02.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the first three months of 2016, the annualized return on the Company’s average total assets was (0.05)% compared to 0.07% for the first three months of 2015. The annualized return on average equity was (1.21)% for the first quarter of 2016; down from an annualized return on average equity of 1.59% for the same period in 2015.

As mentioned above, there has been a decrease in the loan portfolio in the past twelve months having a negative impact on the Company’s interest income; its largest source of revenue. For the first three months of 2016 compared to the similar period in 2015 the mix of earning assets was less favorable resulting in a lower net interest margin for the first quarter of 2016 compared to the like period a year ago.

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

	Three Months ended March 31,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$16,003,536	$19,876	0.50%	$7,302,670	$4,294	0.24%
Securities	24,556,120	85,439	1.39	31,453,161	115,492	1.47
Loans (including held for sale and non accrual)	123,996,419	1,520,753	4.91	130,111,449	1,656,679	5.09
Total interest earning assets	164,556,075	1,626,068	3.95	168,867,280	1,776,465	4.21
Other assets	17,289,821			17,497,938
	$181,845,896			$186,365,218
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$126,312,340	$161,538	0.51%	$129,984,817	$173,382	0.53%
Repurchase agreements	4,205,557	4,399	0.42	7,299,398	8,548	0.47
Subordinated debentures and notes payable	5,723,736	60,477	4.23	5,780,000	55,534	3.84
Total interest bearing liabilities	136,241,633	226,414	0.66	143,064,215	237,464	0.66
Non-interest-bearing deposits	36,251,636			34,602,559
Other liabilities	1,391,922			540,216
Shareholders’ Equity	7,960,705			8,158,228
	$181,845,896			$186,365,218
Net interest income (tax equivalent basis)		1,399,654			1,539,001
Net interest spread on earning assets (tax equivalent basis)			3.29%			3.55%
Net interest margin on earning assets (tax equivalent basis)			3.40%			3.65%
Average interest-earning assets to average interest-bearing liabilities			120.78%			118.04%
Tax equivalent adjustment		732			5,573
Net interest income		1,398,922			1,533,428

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

For the first quarter of 2016, the net interest spread on average earning assets was 3.29% falling 26 basis points in the past 12 months. The net interest margin on a fully tax equivalent basis decreased by 25 basis points over the same twelve month period. For the first three months of 2016, the Company’s net interest margin was 3.40% compared to 3.65% for the first three months of 2015. Net interest income for the first three months of 2016 was $1.4 million compared to a figure of $1.5 million for the same three months in 2015.

The average rate earned on interest earning assets was 3.95% for the three month period ending March 31, 2016 compared to 4.21% for the same period in 2015. When comparing the two periods, total earning assets were less and the mix of earning assets included a smaller concentration of loans and investments. Essentially, the differences in the loan portfolio had the largest impact on the reduction in interest income. The loan portfolio was $6.1 million less in the first quarter of 2016 compared to the first quarter of 2015. A large portion of the reduction occurred in the second half of 2015. There were a variety of reasons for the decline including, competitive factors, a turnover in lending personnel and customer liquidity. Management recognizes the importance the loan portfolio and its impact on the Company’s earnings and will continue to focus sales efforts on growing this segment of earning assets.

The Company’s cost of funds on interest-bearing liabilities was 0.66% in the first quarter of 2016; the same as the first quarter of 2015. Over the past year, the Company has been successful in reducing its concentration of funding from time deposits, typically the funding source accruing the highest interest rates. In the past year, the Company’s time deposit portfolio has been reduced by $22.5 million. Management believes that other deposit account segments are slower to experience rate increases in a rising rate environment so the change in the mix of deposits should benefit the Company in the future.

There was a 39 basis point increase to the average rate on subordinated debentures and notes payable. The Company’s subordinated debentures are floating rate and increasing rates are likely to continue given the current economic climate. The Company’s note payable bore a fixed rate of 8% prior to converting to equity on March 28, 2016. The Company’s cost of funds from non-deposit sources should be reduced going forward.

Throughout the next three quarters of 2016, management will remain focused on reducing its interest earning balance at the Federal Reserve by repaying time deposits and funding loans. Successes in these areas will likely raise the Company’s net interest margin to one that is above the first quarter of 2016.

To plan for net interest margin improvement and to understand potential outcomes when rates increase or decrease in future periods, asset liability management continues to be an important tool for assessing opportunities for improvement and interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Details of the repricing gap at March 31, 2016 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$29,118,310	$0	$0	$0	$29,118,310
Securities (including FHLB stock)	2,668,254	6,150,767	13,511,251	985,784	23,316,056
Loans held for sale	0	0	0	183,600	183,600
Loans	42,693,728	10,360,992	52,202,040	17,797,638	123,054,398
	74,480,292	16,511,759	65,713,291	18,967,022	175,672,364
Interest-bearing liabilities
Savings and checking	96,088,973	0	0	0	96,088,973
Time deposits <$100,000	7,033,191	9,996,694	10,237,624	0	27,267,509
Time deposits >$100,000	1,948,959	3,782,711	3,937,920	0	9,669,590
Repurchase agreements and other borrowings	4,124,930	0	0	0	4,124,930
Subordinated debenture and other borrowings	4,500,000	0	0	0	4,500,000
	113,696,053	13,779,405	14,175,544	0	141,651,002
Net asset (liability) repricing gap	$(39,215,761)	$2,732,354	$51,537,747	$18,967,022	$34,021,362
Cumulative net asset (liability) repricing gap	$(39,215,761)	$(36,483,407)	$15,054,340	$34,021,362

Currently, the Company has a negative 12 month repricing gap which indicates that the Company is liability sensitive in the next 12 month period. This position implies that more rate bearing liability products have an opportunity to reprice during this period. If the rate environment begins to increase like the Federal Open Market Committee of the Federal Reserve System has forecasted, a negative repricing gap may negatively impact the Bank’s cost of funds and overall interest expense, however it is unknown whether the reduction will be successfully offset by loan growth and the repricing opportunities for loans scheduled to renew. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. The local market rates often play a large part in the movement of rates on liabilities.

There was no provision for loan losses for the first three months of 2016 or 2015. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Non-interest income recorded in the first three months of 2016 was $382,000 compared to $407,000 recorded for the similar period in 2015. Service charges on deposits and gains on the sale of foreclosed assets provided the largest difference when comparing the two quarters. The Bank’s overdraft income declined over the past year. Overdraft income was $10,000 less between the first quarter of 2016 and that of 2015. The Bank attributes a portion of the difference to the improving economy. Management is analyzing other fee opportunities on deposits to boost service fee revenue going forward.

Net gains on foreclosed asset sales were $35,000 in the first quarter of 2016; $15,000 less than 2015’s first quarter. Although there were more sales in the first quarter of 2016, the sales in 2015 were from a development that was heavily impaired at foreclosure so the basis in the properties sold was lower making higher gains possible.

Non-interest expenses for the first three month period of 2016 were $1.8 million; $73,000 less than the first three months of 2015. The two largest categories contributing to the net difference were data processing and FDIC insurance.

Data processing expenses were $119,000 in the first three months of 2016. These expenses were $165,000 in the first three months of 2015. Late in the second quarter of 2015, the Bank renegotiated its core data processing contract. The lower fee schedule began in the third quarter of 2015 and will be in effect for 72 months. The first quarter of 2016 reflected a $46,000 savings over the same quarter in 2015 prior to the new fee schedule. Management anticipates that the savings over the life of the contract will be over $1.8 million at the Bank’s current size and mix of electronic products. These savings could be offset by growth in the customer base as well as the addition of new technology.

FDIC insurance expenses were $67,000 for the first quarter of 2016 and $101,000 for the first quarter of 2015. The $34,000 reduction in the Bank’s FDIC premium accruals were due to a strengthened regulatory capital position and improved risk profile. Management expects to see a further reduction in FDIC premiums as a result of the Bank’s regulatory capital ratios and the recent $3.35 million capital infusion from the Company.

As a result of the Company’s net loss for the first three months of 2016, there was a tax benefit of $12,000 accrued. Conversely, the Company recorded federal income tax expense of $17,000 in the first quarter of 2015.

COMMUNITY SHORES BANK CORPORATION

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information to be disclosed by the Company in reports that it files or submits under  the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

Under SEC rules we were required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, we identified a material weakness in our internal control over financial reporting related to our controls over the appropriate reporting of non-routine transactions.  Specifically, we did not have appropriate controls in place to ensure that there was proper classification of deferred income taxes related to deferred tax expense and accumulated other comprehensive loss. This material weakness resulted in a misstatement which occurred in conjunction with the 2014 reversal of our deferred tax valuation allowance.  The material weakness in our internal control over financial reporting, was described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2015.

During the first quarter of 2016, the material weakness that existed as of December 31, 2015 was evaluated and internal control procedures and processes applicable to financial reporting with respect to taxes have been revised.  Additional controls were instituted including a specific control related to reviewing the reconciliation and validation of the tax component of accumulated other comprehensive income.  These additional controls were tested for operating effectiveness in conjunction with the March 31, 2016 financial reporting close process and found to be functioning appropriately.  As such, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the consolidated financial statements included in this 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United State of America (“GAAP”).

COMMUNITY SHORES BANK CORPORATION

Except as noted above, there has been no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company initiated a Rights Offering in October 2015. The Rights Offering consisted of a distribution of nontransferable subscription rights to its shareholders of record as of October 12, 2015. The shares of the Company’s Common Stock sold in the Rights Offering totaled 1,383,299. The Rights Offering was closed on March 28, 2016 and garnered proceeds of approximately $3,300,000, net of issuance costs. Concurrent with the closing of the Rights Offering, the Company sold 579,412 shares of Common Stock through a private placement exempt under Rule 506 of Regulation D at $2.55 per share. These sales were made exclusively to four accredited investors. Also on March 28, 2016, the Company issued 670,153 shares of Common Stock in satisfaction of senior debt totaling $1,280,000 at $1.91 per share to 1030 Norton LLC. The debt conversion transaction was also made under Rule 506 of Regulation D exclusively to an accredited investor.

The proceeds from the equity sales were used to increase the Company’s liquidity, repay deferred and overdue interest on its subordinated debentures and contribute capital to the Bank.

COMMUNITY SHORES BANK CORPORATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index following the signature page hereto is incorporated by reference under this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY SHORES BANK CORPORATION

May 16, 2016	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 16, 2016	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
10.1	Notification Terminating Consent Order effective December 16, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.
10.2	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated January 13, 2016, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.
10.3	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Bruce J. Essex dated January 13, 2016, incorporated by reference to exhibit 10.2 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.
10.4	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Bruce J. Essex, Jr. dated January 13, 2016, incorporated by reference to exhibit 10.2 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.
10.5	Notification of Termination of Thornapple’s Backstop Agreement dated January 8, 2016, incorporated by reference to exhibit 10.4 of the Company’s form 8-K (SEC file no. 000-51166) filed January 14, 2016.
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 57 -