Form 10-Q
period 2016-06-30
COMMUNITY SHORES BANK CORP
filed 2016-08-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes ☒ No

At August 15, 2016, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$2,351,109	$2,791,553
Interest-bearing deposits in other financial institutions	14,041,580	15,108,399
Total cash and cash equivalents	16,392,689	17,899,952
Securities available for sale (at fair value)	21,354,373	25,209,733
Loans held for sale	99,000	0
Loans	127,087,290	122,741,728
Less: Allowance for loan losses	1,638,581	1,671,416
Net loans	125,448,709	121,070,312
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,654,345	8,820,502
Accrued interest receivable	360,201	369,442
Foreclosed assets	1,805,375	2,211,327
Net deferred tax assets	4,020,892	4,260,165
Other assets	521,596	879,367
Total assets	$178,957,680	$181,021,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$36,628,382	$39,236,718
Interest-bearing	119,317,755	121,944,921
Total deposits	155,946,137	161,181,639
Repurchase agreements	3,997,075	4,921,023
Subordinated debentures	4,500,000	4,500,000
Notes payable	0	1,280,000
Derivative liability	0	426,667
Accrued expenses and other liabilities	430,351	1,149,544
Total liabilities	164,873,563	173,458,873
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 issued and outstanding at June 30, 2016 and 1,468,800 issued and outstanding at December 31, 2015	19,625,967	13,296,691
Retained deficit	(5,650,884)	(5,705,469)
Accumulated other comprehensive income (loss)	109,034	(28,795)
Total shareholders’ equity	14,084,117	7,562,427
Total liabilities and shareholders’ equity	$178,957,680	$181,021,300

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$1,575,056	$1,603,651	$3,095,809	$3,260,330
Securities (including FHLB dividends)	74,625	97,104	159,332	207,023
Federal funds sold and other income	22,256	3,481	42,132	7,775
Total interest and dividend income	1,671,937	1,704,236	3,297,273	3,475,128
Interest expense
Deposits	157,311	162,710	318,849	336,092
Repurchase agreements and other short-term debt	3,900	6,159	8,299	14,707
Federal Home Loan Bank advances and notes payable	31,417	56,489	91,894	112,023
Derivative valuation adjustment	0	426,667	0	426,667
Total interest expense	192,628	652,025	419,042	889,489
Net Interest Income	1,479,309	1,052,211	2,878,231	2,585,639
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,479,309	1,052,211	2,878,231	2,585,639
Non-interest income
Service charges on deposit accounts	107,489	141,849	229,379	278,083
Gain on sale of loans	37,018	39,641	70,719	71,976
Gain on sale of foreclosed assets	112,132	58,164	147,013	108,504
Gain on sale of premises and equipment	0	750	0	750
Other	216,211	196,667	408,051	384,679
Total non-interest income	472,850	437,071	855,162	843,992
Non-interest expense
Salaries and employee benefits	982,170	981,347	1,993,034	1,991,828
Occupancy	146,893	145,209	302,629	310,896
Furniture and equipment	101,499	82,011	189,496	166,077
Advertising	2,400	4,254	6,203	12,291
Data processing	120,485	172,016	239,006	337,141
Professional services	123,188	85,455	221,777	181,271
Foreclosed asset impairment	85,414	63,505	85,414	63,505
FDIC insurance	60,473	101,595	127,586	203,050
Other	215,356	206,262	490,461	466,677
Total non-interest expense	1,837,878	1,841,654	3,655,606	3,732,736
Income (Loss) Before Federal Income Taxes	114,281	(352,372)	77,787	(303,105)
Federal income tax expense (benefit)	35,610	(119,808)	23,202	(103,056)
Net Income (Loss)	$78,671	$(232,564)	$54,585	$(200,049)
Basic average shares outstanding	4,101,664	1,468,800	2,843,097	1,468,800
Diluted average shares outstanding	4,101,664	1,468,800	2,843,097	1,468,800
Basic income (loss) earnings per share	$0.02	$(0.16)	$0.02	$(0.14)
Diluted income (loss) earnings per share	$0.02	$(0.16)	$0.02	$(0.14)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income (loss)	$78,671	$(232,564)	$54,585	$(200,049)

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	47,655	(88,431)	208,833	1,935
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	0
	47,655	(88,431)	208,833	1,935
Tax effect	(16,203)	30,066	(71,004)	(659)
Other comprehensive income (loss), net of tax	31,452	(58,365)	137,829	1,276

Comprehensive income (loss)	$110,123	$(290,929)	$192,414	$(198,773)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net loss			(200,049)		(200,049)
Other comprehensive income				1,276	1,276

Balance at June 30, 2015	1,468,800	$13,296,691	$(5,144,916)	$(269,611)	$7,882,164

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,290,183			3,290,183
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net income			54,585		54,585
Other comprehensive income				137,829	137,829

Balance at June 30, 2016	4,101,664	$19,625,967	$(5,650,884)	$109,034	$14,084,117

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net income (loss)	$54,585	$(200,049)
Adjustments to reconcile net income (loss) to net cash from (used by) operating activities:
Depreciation and amortization	184,893	183,579
Net amortization of securities	110,551	148,067
Net realized gain on sale of securities	0	0
Net realized gain on sale of loans	(70,719)	(71,976)
Net realized gain on sale of foreclosed assets	(147,013)	(108,504)
Net realized gain on sale of premises and equipment	0	(750)
Foreclosed asset impairment	85,414	63,505
Originations of loans for sale	(2,820,750)	(2,968,690)
Proceeds from loan sales	2,792,469	3,110,166
Deferred federal income tax expense (benefit)	23,202	(99,573)
Valuation adjustment on derivative	0	426,667
Net change in:
Accrued interest receivable and other assets	367,013	(68,708)
Accrued interest payable and other liabilities	(719,193)	209,029
Net cash from (used by) operating activities	(139,548)	622,763
Cash flows from investing activities
Activity in available for sale securities:
Sales	0	0
Maturities, prepayments and calls	3,953,641	3,264,728
Purchases	0	0
Loan originations and payments, net	(4,467,416)	2,216,908
Redemption of Federal Home Loan Bank stock	0	87,900
Proceeds from the disposal of equipment	0	750
Additions to premises and equipment, net	(18,736)	(65,672)
Proceeds from the sale of foreclosed assets	556,570	108,504
Net cash from investing activities	24,059	5,613,118
Cash flows from financing activities
Net change in deposits	(5,235,502)	8,035,342
Repayment of note payable	(8)	0
Net change in repurchase agreements	(923,948)	(3,650,994)
Proceeds from rights offering, net of issuance cost	4,767,684	0
Proceeds from private placement	0	0
Net cash from (used by) financing activities	(1,391,774)	4,384,348
Net change in cash and cash equivalents	(1,507,263)	10,620,229
Beginning cash and cash equivalents	17,899,952	7,935,522
Ending cash and cash equivalents	$16,392,689	$18,555,751
Supplemental cash flows information:
Cash paid during the period for interest	$1,080,845	$405,403
Cash paid during the period for federal income tax	0	0
Non-cash financing activities:
Transfers from loans to foreclosed assets	89,019	70,891
Note payable conversion to common stock, including derivative and net of taxes	1,561,592	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2016 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2016 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2015. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first half of 2016.

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

There was no material change in these operating doctrines during the six months ended June 30, 2016.

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

NEWLY ISSUED NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. At the July 9, 2015 FASB meeting, the FASB voted to delay the effective date by one year. The Company is in process of evaluating this new ASU to determine the potential impact on the Company’s financial position and/or results of operations.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had a deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses" which introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses. The new accounting standard allows a financial institution to leverage its current internal credit risk systems as a framework for estimating expected credit losses. For public business entities (PBE) that are U.S. SEC filers, the new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in process of evaluating this new ASU to determine the potential impact on the Company’s financial position and/or results of operations.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at June 30, 2016 and at December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value

US Treasury	$1,504,504	$7,762	$0	$1,512,266
US Government and federal agency	9,498,216	38,237	0	9,536,453
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	10,186,449	121,325	(2,120)	10,305,654
	$21,189,169	$167,324	$(2,120)	$21,354,373

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

US Treasury	$1,505,941	$5,387	$0	$1,511,328
US Government and federal agency	11,545,640	13,215	(14,235)	11,544,620
Municipals	710,000	966	0	710,966
Mortgage-backed and collateralized mortgage obligations– residential	11,491,781	64,103	(113,065)	11,442,819
	$25,253,362	$83,671	$(127,300)	$25,209,733

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2016:

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,029,579	$6,043,008
Due from one to five years	4,973,141	5,005,711
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	10,186,449	10,305,654
	$21,189,169	$21,354,373

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$0	$0	$0	$0	$0	$0
Mortgage-backed and collateralized mortgage obligations - residential	234,888	(105)	1,032,131	(2,015)	1,267,019	(2,120)
	$234,888	$(105)	$1,032,131	$(2,015)	$1,267,019	$(2,120)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$5,453,848	$(14,235)	$0	$0	$5,453,848	$(14,235)
Mortgage-backed and collateralized mortgage obligations - residential	4,842,868	(38,336)	3,268,525	(74,729)	8,111,393	(113,065)
	$10,296,716	$(52,571)	$3,268,525	$(74,729)	$13,565,241	$(127,300)

No securities were sold in the three or six months ended June 30, 2016 or June 30, 2015.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

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

At June 30, 2016 and December 31, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At June 30, 2016, four debt securities had unrealized losses with aggregate depreciation of 0.17% from the amortized cost basis; three of the four had unrealized losses greater than 12 months.

Three of the four securities, which had an unrealized loss at June 30, 2016, are issued by government agencies and one is issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at June 30, 2016 had a carrying amount of $14,512,073 and were pledged to secure public fund customers, customer repurchase agreements and, to a much lesser extent, potential borrowings at the FRB Discount Window. Pledged securities at December 31, 2015 had a carrying amount of $20,201,813.

3.	LOANS

Outstanding loan balances by portfolio segment and class at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Commercial	$45,984,479	$48,287,124
Commercial Real Estate:
General	51,303,714	48,327,074
Construction	4,955,502	2,189,127
Consumer:
Lines of credit	5,258,761	5,296,097
Other	1,167,148	1,167,709
Credit card	477,113	473,048
Residential	18,004,396	17,051,151
Net deferred loan fees	(63,823)	(49,602)
	127,087,290	122,741,728
Less: Allowance for loan losses	(1,638,581)	(1,671,416)
Loans, net	$125,448,709	$121,070,312

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and six month periods ended June 30, 2016 and 2015 by portfolio segment:

Three Months Ended June 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$556,274	$453,238	$314,571	$215,109	$165,852	$1,705,044
Charge-offs	(69,664)	(21,871)	(33,748)	0	0	(125,283)
Recoveries	29,150	25,710	3,960	0	0	58,820
Provision for loan losses	66,651	3,525	(20,893)	(3,195)	(46,088)	0
Ending balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581

Three Months Ended June 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$512,974	$409,839	$294,929	$206,707	$183,293	$1,607,742
Charge-offs	0	(36,815)	(13,610)	0	0	(50,425)
Recoveries	9,800	0	6,256	0	0	16,056
Provision for loan losses	7,077	53,604	(11,476)	(9,918)	(39,287)	0
Ending balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Six Months Ended June 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	(69,664)	(21,871)	(39,293)	0	0	(130,828)
Recoveries	39,553	25,710	32,730	0	0	97,993
Provision for loan losses	89,964	24,618	(51,732)	1,261	(64,111)	0
Ending balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581

Six Months Ended June 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(429,212)	(14,087)	0	0	(443,299)
Recoveries	26,900	0	11,600	0	0	38,500
Provision for loan losses	2,175	7,251	(15,453)	(7,696)	13,723	0
Ending balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290,822	$39,373	$91,840	$69,362	$0	$491,397
Collectively evaluated for impairment	291,589	421,229	172,050	142,552	0	1,027,420
Unallocated	0	0	0	0	119,764	119,764
Total ending allowance balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581

Loans:
Individually evaluated for impairment	$2,333,701	$5,017,976	$267,759	$713,981	$0	$8,333,417
Collectively evaluated for impairment	43,727,546	51,322,229	6,659,160	17,337,784	0	119,046,719
Total ending loans balance	$46,061,247	$56,340,205	$6,926,919	$18,051,765	$0	$127,380,136

December 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$198,222	$49,855	$145,955	$71,460	$0	$465,492
Collectively evaluated for impairment	324,336	382,290	176,230	139,193	0	1,022,049
Unallocated	0	0	0	0	183,875	183,875
Total ending allowance balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416

Loans:
Individually evaluated for impairment	$2,327,065	$5,332,786	$309,323	$729,178	$0	$8,698,352
Collectively evaluated for impairment	46,048,707	45,261,236	6,650,819	16,368,778	0	114,329,540
Total ending loans balance	$48,375,772	$50,594,022	$6,960,142	$17,097,956	$0	$123,027,892

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
June 30, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,360,366	$1,422,906	$0
Commercial Real Estate:
General	4,959,784	6,050,866	0
Consumer:
Lines of credit	124,665	124,357	0
Other	0	0	0
Residential	401,803	434,333	0
Subtotal	$6,846,618	$8,032,462	$0

With a related allowance recorded:
Commercial	$973,335	$986,782	$290,822
Commercial Real Estate:
General	58,192	58,132	39,373
Consumer:
Lines of credit	121,528	120,902	70,279
Other	21,566	21,560	21,561
Residential	312,178	319,467	69,362
Subtotal	$1,486,799	$1,506,843	$491,397
Total	$8,333,417	$9,539,305	$491,397

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,376,371	$1,435,861	$0
Commercial Real Estate:
General	5,220,711	6,381,061	0
Consumer:
Lines of credit	15,740	15,740	0
Other	0	0	0
Residential	414,528	446,950	0
Subtotal	$7,027,350	$8,279,612	$0

With a related allowance recorded:
Commercial	$950,694	$957,412	$198,222
Commercial Real Estate:
General	112,075	148,165	49,855
Consumer:
Lines of credit	277,230	276,275	129,617
Other	16,353	16,338	16,338
Residential	314,650	321,821	71,460
Subtotal	$1,671,002	$1,720,011	$465,492
Total	$8,698,352	$9,999,623	$465,492

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of June 30, 2016 and 2015 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,364,290	$11,865	$11,730
Commercial Real Estate:
General	4,981,629	46,671	50,113
Consumer:
Lines of credit	109,978	2,232	2,259
Other	0	0	0
Residential	404,421	379	379
Subtotal	$6,860,318	$61,147	$64,481

With a related allowance recorded:
Commercial	$1,003,161	$9,900	$15,296
Commercial Real Estate:
General	56,756	363	363
Consumer:
Lines of credit	154,895	1,711	1,760
Other	14,010	353	424
Residential	313,648	3,210	4,269
Subtotal	$1,542,470	$15,537	$22,112
Total	$8,402,788	$76,684	$86,593

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,521,696	$12,982	$12,982
Commercial Real Estate:
General	5,715,583	51,062	41,157
Consumer:
Lines of credit	29,556	0	0
Other	0	0	0
Residential	245,504	456	456
Subtotal	$7,512,339	$64,500	$54,595

With a related allowance recorded:
Commercial	$433,346	$5,655	$5,655
Commercial Real Estate:
General	0	0	0
Consumer:
Lines of credit	296,122	4,145	4,125
Other	11,208	0	0
Residential	366,549	3,273	2,198
Subtotal	$1,107,225	$13,073	$11,978
Total	$8,619,564	$77,573	$66,573

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,365,016	$23,796	$23,661
Commercial Real Estate:
General	5,053,723	95,489	95,489
Consumer:
Lines of credit	92,006	3,947	3,903
Other	0	0	0
Residential	408,334	790	790
Subtotal	$6,919,079	$124,022	$123,843

With a related allowance recorded:
Commercial	$1,016,545	$20,386	$20,386
Commercial Real Estate:
General	84,415	363	363
Consumer:
Lines of credit	185,403	4,006	3,926
Other	14,217	674	643
Residential	314,413	6,445	6,445
Subtotal	$1,614,993	$31,874	$31,763
Total	$8,534,072	$155,896	$155,606

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,453,896	$25,965	$25,965
Commercial Real Estate:
General	5,444,790	102,045	84,649
Consumer:
Lines of credit	58,601	0	0
Other	0	0	0
Residential	202,277	921	921
Subtotal	$7,159,564	$128,931	$111,535

With a related allowance recorded:
Commercial	$427,605	$11,284	$10,581
Commercial Real Estate:
General	773,663	0	0
Consumer:
Lines of credit	286,358	8,679	8,572
Other	11,261	0	0
Residential	379,429	7,485	6,410
Subtotal	$1,878,316	$27,448	$25,563
Total	$9,037,880	$156,379	$137,098

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2016:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$573,735	$0	$0	$573,735	$45,457,194	$46,030,929
Commercial Real Estate:
General	103,678	177,893	0	281,571	50,365,888	50,647,459
Construction	0	0	0	0	4,956,506	4,956,506
Consumer:
Lines of credit	0	0	0	0	5,278,219	5,278,219
Other	5,299	0	0	5,299	1,166,288	1,171,587
Credit card	2,515	0	0	2,515	474,598	477,113
Residential	0	0	0	0	17,933,331	17,933,331
Total	$685,227	$177,893	$0	$863,120	$125,632,024	$126,495,144

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$17,771	$17,771	$12,547	$30,318
Commercial Real Estate:
General	0	0	0	0	736,240	736,240
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	49,385	0	49,385	69,049	118,434
Total	$0	$49,385	$17,771	$67,156	$817,836	$884,992

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$2,755	$0	$0	$2,755	$48,359,211	$48,361,966
Commercial Real Estate:
General	184,598	93,311	0	277,909	47,122,559	47,400,468
Construction	0	0	0	0	2,193,139	2,193,139
Consumer:
Lines of credit	0	0	0	0	5,273,114	5,273,114
Other	0	0	0	0	1,166,822	1,166,822
Credit card	0	12,481	0	12,481	460,567	473,048
Residential	263,553	0	0	263,553	16,708,219	16,971,772
Total	$450,906	$105,792	$0	$556,698	$121,283,631	$121,840,329

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$13,806	$13,806
Commercial Real Estate:
General	0	0	113,290	113,290	887,125	1,000,415
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	41,336	41,336	0	41,336
Other	0	0	5,822	5,822	0	5,822
Credit card	0	0	0	0	0	0
Residential	50,702	75,482	0	126,184	0	126,184
Total	$50,702	$75,482	$160,448	$286,632	$900,931	$1,187,563

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $460,310 of specific reserves on $7,847,721 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and $401,072 on $7,965,816 of unpaid principal balance of loans as of December 31, 2015. At June 30, 2016, the Company had an additional $73,801 in performing loans outstanding to two of those customers. As of December 31, 2015, there was $75,776 committed to the same two customers.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2016	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107
Commercial Real Estate:
General	1	58,194	58,194
Consumer:
Other	1	11,566	11,566
Total	3	$84,867	$84,867

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2016	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107
Commercial Real Estate:
General	1	58,194	58,194
Consumer:
Other	1	11,566	11,566
Total	3	$84,867	$84,867

For the three and six month periods ending June 30, 2016, one modification involved a stated interest rate below the current market rate for a period of 7 years. Two modifications involved a reduced payment amount for a period ranging from 4 months to 9 months.

For the six month period ended June 30, 2016, there were no charge-offs related to troubled debt restructurings. As of June 30, 2016, an additional $50,937 of specific reserves were established on these troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended June 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Residential	1	$272,800	$272,800
Total	1	$272,800	$272,800

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Six Months Ended June 30, 2015	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Residential	1	$272,800	$272,800
Total	1	$272,800	$272,800

For the three and six month periods ending June 30, 2015 the modification involved a financing concession on an amortizing note for a term of 19 years. There were no charge-offs related to this loan.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

For the three and six month periods ending June 30, 2016 there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. For the three and six month periods ending June 30, 2015 there were no troubled debt restructurings that experienced a payment default. Below is a table which presents that loan by class:

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

Credit Quality Indicators:

The Bank utilizes a numeric grading system for commercial and commercial real estate loans to indicate the strength of the credit. At origination, grades are assigned to each commercial and commercial real estate loan by assessing information about the specific borrower’s situation including cash flow analysis and the estimated collateral values. The loan grade is reassessed at each renewal or amendment but any credit may receive a review based on lender identification of changes in the situation or behavior of the borrower. All commercial and commercial real estate loans exceeding $500,000 are formally reviewed at least annually. Once a loan is graded a 5M or greater number, and is over $100,000, the loan grade will be analyzed once a quarter. In addition to these methods for assigning loan grades, changes may occur through the external loan review or regulatory exam process. The loan grades are as follows:

1.	Exceptional. Loans with an exceptional credit rating.
2.	Quality. Loans with excellent sources of repayment that conform, in all respects, to Bank policy and regulatory requirements. These are loans for which little repayment risk has been identified.
3.	Above Average. Loans with above average sources of repayment and minimal identified credit or collateral exceptions and minimal repayment risk.
4.	Average. Loans with average sources of repayment that materially conform to Bank policy and regulatory requirements. Repayment risk is considered average.
5.	Acceptable. Loans with acceptable sources of repayment and risk.
5M.	Monitor. Loans considered to be below average quality. The loans are often fundamentally sound but require more frequent management review because of an adverse financial event. Risk of non payment is elevated.
6.	Special Mention. Loans that have potential weaknesses and deserve close attention. If uncorrected, further deterioration is likely. Risk of non payment is above average.
7.	Substandard. Loans that are inadequately protected by the borrower's capacity to pay or the collateral pledged. Risk of non payment is high.
8.	Doubtful. Loans in this grade have identified weaknesses that make full repayment highly questionable and improbable.

When a loan is downgraded to a nine, it is considered a loss and is charged-off.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
1	$2,510,475	$871,535	$0	$0	$0	$0
2	0	0	1,637,964	1,698,136	0	0
3	11,560,739	12,001,827	5,629,654	4,599,484	205,403	65,780
4	10,824,841	12,742,910	16,843,762	14,367,694	1,634,526	264,961
5	15,608,923	18,581,320	14,554,090	15,120,148	1,622,025	371,762
5M	2,907,166	1,426,772	2,696,100	3,940,477	0	0
6	692,689	798,475	9,091,699	7,472,404	1,494,552	1,490,636
7	1,943,765	1,939,064	193,671	333,169	0	0
8	12,649	13,869	736,759	869,371	0	0
Total	$46,061,247	$48,375,772	$51,383,699	$48,400,883	$4,956,506	$2,193,139

In the first quarter of 2016, there was a $1.4 million commercial real estate loan secured by Class A medical office space that was downgraded because of weak cashflow, delinquent property taxes and deficient collateral coverage. At December 31, 2015, this commercial real estate loan was in the 5M risk category and at March 31 and June 30, 2016 it was in risk category 6. Management has increased its oversight of this credit and will continue to work with the borrower to ensure that the current leases are renewed and well managed.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2016 and December 31, 2015:

	Residential
	June 30,	December 31,
	2016	2015
Performing	$17,337,784	$16,368,778
Impaired	713,981	729,178
Total	$18,051,765	$17,097,956

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$5,032,026	$5,021,480	$1,150,021	$1,156,291	$477,113	$473,048
Impaired	246,193	292,970	21,566	16,353	0	0
Total	$5,278,219	$5,314,450	$1,171,587	$1,172,644	$477,113	$473,048

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity at June 30:

	June 30,	June 30,
	2016	2015
Beginning of year	$2,211,327	$2,238,997
Additions	89,019	64,388
Reductions from sales	(409,557)	0
Direct write-downs	(85,414)	(63,505)
End of period	$1,805,375	$2,239,880

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$45,164	$76,614

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Land & land improvements	$4,703,312	$4,703,312
Buildings & building improvements	6,332,060	6,332,060
Furniture, fixtures and equipment	3,223,542	3,314,126
	14,258,914	14,349,498
Less: accumulated depreciation	5,604,569	5,528,996
	$8,654,345	$8,820,502

Depreciation expenses were $184,893 and $183,579 for the six months ended June 30, 2016 and 2015, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
Non-interest-bearing DDA	$36,628,382	$39,236,718
Interest-bearing DDA	39,469,120	36,675,745
Money market	21,839,576	21,992,206
Savings	27,203,684	24,446,559
Time, under $100,000	21,841,508	29,272,313
Time, over $100,000	8,963,867	9,558,098
Total Deposits	$155,946,137	$161,181,639

Time deposits of $250,000 or more were $1,382,157 at June 30, 2016 and $1,377,420 at December 31, 2015. There were no brokered deposits at either June 30, 2016 or December 31, 2015.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at June 30, 2016 and December 31, 2015. The Company utilized its line of credit with the FHLB for overnight liquidity support only during 2015. Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at June 30, 2016	$3,997,075	$0
Average interest rate at period end	0.39%	0%
Average balance during period	4,021,460	0
Average interest rate during period	0.41%	0%
Maximum month end balance during period	4,829,527	0

Outstanding at December 31, 2015	$4,921,023	$0
Average interest rate at year-end	0.42%	0%
Average balance during year	5,411,588	135,068
Average interest rate during year	0.44%	0.37%
Maximum month end balance during year	8,829,269	0

The Bank had securities of $4,088,657 pledged to repurchase agreements at June 30, 2016 and $5,341,286 pledged at December 31, 2015. The Company had approximately $2.5 million of residential mortgage loans pledged to support its line of credit with the FHLB at June 30, 2016.

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

Securities Pledged to Repurchase Agreements	June 30, 2016	December 31, 2015
U.S. Treasury and agency securities	$0	$458,700
Asset-backed securities	3,310,549	4,002,129
Other	778,108	880,457
Total	$4,088,657	$5,341,286

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At June 30, 2016, collateral pledged for Discount Window borrowings consisted of $335,225 in home equity loans while at December 31, 2015 the collateral pledged consisted of $332,768 in home equity loans, one security valued at $661,271 and one USDA loan valued at $3,408,161. The borrowing capacity decreased in the first quarter of 2016 due to the USDA loan no longer fulfilling the pledge requirements of the FRB and the security that was pledged was called. Also occurring in the first quarter of 2016, the Bank was upgraded from the secondary to the primary credit program. The primary credit program awards more value for pledged collateral and also borrowings are fully directed by the Bank and do not require regulator approval.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,450,656 at June 30, 2016. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $5,667,188 pledged at June 30, 2016 and $7,511,449 pledged at year-end 2015. The Bank uses a portion of the loans pledged to the FHLB as collateral for a $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit or other borrowings with the FHLB at either June 30, 2016 or December 31, 2015.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.68% at June 30, 2016 and 2.65% at December 31, 2015. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016, and the accrued interest payable on the subordinated debentures at that time was $32,108.

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

The beneficial conversion feature embedded in the Company’s note payable to 1030 Norton LLC was recorded as a liability through interest expense for the Company during 2015. At June 30, 2015, the conditions for the conversion were met and the liability was recorded. The value of the liability was established at $426,667, which represented a 25% per share discount on the stock to be issued in exchange for the outstanding note payable from the price per share of the Company’s stock established in the Rights Offering.

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

The Rights Offering consisted of a distribution of nontransferable subscription rights to its shareholders of record as of October 12, 2015. Each shareholder of record received 1.7488 rights for each share of the Company’s common stock they owned as of the record date. Each right enabled its holder to purchase one share of the Company’s common stock at a price of $2.55 per share. Additionally, rights holders were given an oversubscription privilege to subscribe for a portion of the Rights Offering shares that were not purchased by other rights holders. The shares of the Company’s Common Stock sold in the Rights Offering totaled 1,383,299. The Rights Offering was closed on March 28, 2016 and garnered proceeds of approximately $3,300,000 (gross proceeds of $3,527,000 and offering costs of $237,000).

Concurrent with the closing of the Rights Offering, the Company finalized the sale of 579,412 shares of Common Stock through a private placement, also at $2.55 per share. Total proceeds received from this transaction were approximately $1,500,000. There was no issuance cost associated with the private placements.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016	December 31, 2015

Unused lines of credit	$29,465,720	$24,532,524
Unused standby letters of credit	1,450,000	1,362,000
Commitments to make loans	727,195	357,900

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$1,512,266	$1,512,266	$0	$0
US Government and federal agency	9,536,453	0	9,536,453	0
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	10,305,654	0	10,305,654	0
Total	$21,354,373	$1,512,266	$19,842,107	$0

Servicing assets	$1,895	$0	$1,895	$0

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$1,511,328	$1,511,328	$0	$0
US Government and federal agency	11,544,620	0	11,544,620	0
Municipals	710,966	0	710,966	0
Mortgage-backed and collateralized mortgage obligations– residential	11,442,819	0	11,442,819	0
Total	$25,209,733	$1,511,328	$23,698,405	$0

Servicing assets	$5,151	$0	$5,151	$0

There were no transfers between levels during the first half of 2016 or 2015.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2016 and December 31, 2015:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans[1]:	$1,550,343	$0	$0	$1,550,343
Foreclosed assets:	1,805,375	0	0	1,805,375
Total	$3,355,718	$0	$0	$3,355,718

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans[1]:	$1,728,358	$0	$0	$1,728,358
Foreclosed assets:	2,211,327	0	0	2,211,327
Total	$3,939,685	$0	$0	$3,939,685

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of June 30, 2016 and December 31, 2015 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
June 30, 2016	Technique	Inputs	of Inputs
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9.5-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(17)-14%

	Valuation	Significant Unobservable	Range
December 31, 2015	Technique	Inputs	of Inputs
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9.5-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(25)-10%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at June 30, 2016 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$16,393	$16,393	$0	$0	$16,393
Loans held for sale	99	0	102	0	102
Loans, net (including impaired)	125,449	0	0	123,422	123,422
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	360	5	62	293	360

Financial liabilities
Deposits	155,946	0	154,350	0	154,350
Repurchase agreements	3,997	0	3,997	0	3,997
Subordinated debentures	4,500	0	0	3,292	3,292
Notes payable	0	0	0	0	0
Accrued interest payable	52	0	20	8	28

		Fair Value Measurements
		at December 31, 2015 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,900	$17,900	$0	$0	$17,900
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	121,070	0	0	118,273	118,273
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	369	5	78	286	369

Financial liabilities
Deposits	161,182	0	153,487	0	153,487
Repurchase agreements	4,921	0	4,921	0	4,921
Subordinated debentures	4,500	0	0	3,172	3,172
Notes payable	1,280	0	0	1,707	1,707
Accrued interest payable	734	0	20	198	218

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

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

Although the Company’s income is marginal, the outlook for future earnings is positive. Considering the reduction in debt expense and significant operational expenses such as data processing and various insurances as well as a strong loan pipeline and capital to support growth, management concluded that no valuation allowance on the Company’s net deferred tax asset was necessary at June 30, 2016. Net operating losses will begin expiring in 2030 through 2035.

There were no unrecognized tax benefits at June 30, 2016 or December 31, 2015, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is subject to examination by the Internal Revenue Service for years after 2011.

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

Under final Basel III capital rules that became effective on January 1, 2015, there was a requirement for a capital conservation buffer of 2.5% of risk-weighted assets to be phased in over four years at an incremental rate of 0.625% each year beginning in 2016. When fully phased in, this would result in a minimum CET1 ratio of 7%, a minimum total capital to risk-weighted asset ratio of 10.5%, and a minimum Tier 1 capital to risk-weighted asset ratio of 8.5%. Banks that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to senior executive management. As of June 30, 2016, the capital conservation buffer was 3.57%.

On March 31, 2016, following a $3.35 million contribution of capital from the Company, the Bank’s capital ratios were elevated to a level of well-capitalized according to prompt corrective action regulations. On that date, the Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.06%; both above the minimum required to be well-capitalized.

The Bank was considered adequately capitalized at year-end 2015. At December 31, 2015, the Bank’s total risk-based capital ratio was 9.46% and its Tier 1 to average assets ratio was 6.12%; both well above the minimum required for capital adequacy.

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at June 30, 2016 and December 31, 2015 were:

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,547,049	10.40%	$6,296,902	4.50%	$9,095,525	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,185,630	11.57	11,194,493	8.00	13,993,116	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,547,049	10.40	8,395,869	6.00	11,194,493	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,547,049	8.12	7,169,776	4.00	8,962,220	5.00

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,112,069	8.22%	$6,082,087	4.50%	$8,785,237	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	12,783,486	9.46	10,812,599	8.00	13,515,749	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,112,069	8.22	8,109,449	6.00	10,812,599	8.00
Tier 1 (Core) Capital to average assets of the Bank	11,112,069	6.12	7,257,858	4.00	9,072,322	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At both June 30, 2016 and December 31, 2015, the entire allowance for loan loss was counted as Tier 2 capital; nothing was disallowed. The allowance for loan losses was $1,638,581 at June 30, 2016 and $1,671,416 at December 31, 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2016 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2016 to that at December 31, 2015. The part labeled Results of Operations discusses the three and six month periods ending June 30, 2016 as compared to the same periods of 2015. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

In the first quarter of 2016, the Company successfully completed a Rights Offering which was begun in the fourth quarter of 2015 and a concurrent private placement (See Note 13). On March 28, 2016, after receiving FRB approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from these two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the Company repaid $722,000 of interest on its subordinated debentures and brought its obligations current. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

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

FINANCIAL CONDITION

Total assets were $179.0 million at June 30, 2016 compared to $181.0 million at December 31, 2015. Total assets decreased by $2.0 million in the first six months of the year. Proceeds from the Rights Offering and excess liquidity were used to fund deposit decreases consisting primarily of non-local time deposits.

Cash and cash equivalents decreased by $1.5 million to $16.4 million at June 30, 2016 from $17.9 million at December 31, 2015. Essentially the entire decrease was due to a decline in the Bank’s FRB balance which was $15.1 million at year-end 2015 and was $14.0 million on June 30, 2016. The decrease in balance was driven largely by maturing time deposits. The Bank’s average balance at the FRB for the first six months of year was $16.7 million; higher than what is optimal for normal operations. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Although excess liquidity is a conservative posture, it is detrimental to earnings. The FRB balance is expected to be reduced in the second half of the year due to the deposit activities of the Bank’s public fund customers as well as upcoming loan originations.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s security portfolio was $21.4 million at June 30, 2016 and $25.2 million at December 31, 2015. Investment activity in the first six months of the year consisted of maturities, prepayments and calls totaling $4.0 million offset by an increase in fair value of $209,000.

Although the investment portfolio is declining, the Bank seeks to diligently manage unencumbered securities to ensure there are enough available to meet parameters required by several of the Bank’s operating policies. Unencumbered securities are those that are not pledged to any other entity. As such, they serve as a key source of collateral or potential liquidity for the Bank. The level of unpledged securities is formally assessed monthly. Maintaining an adequate level of pledgeable assets is one of the driving forces behind investment activity. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged.

At June 30, 2016, 32% of the investment portfolio was unencumbered. This outcome is much higher than required and also higher than the 20% unpledged position that existed on December 31, 2015. The increase in unencumbered investments was due to the release of approximately $4 million of pledged investments. The Bank had originally pledged the investments to two of its public fund deposit customers when the Bank was under a regulatory Consent Order. The securities were released in the second quarter of 2016 after the public fund customers were notified of the Consent Order’s termination. The Bank will likely reduce the size of the investment portfolio at some point in the future.

As a result of the release of the pledged securities above and decreases in customer repurchase agreement balances, the amortized cost of securities pledged to public fund customers, the FRB discount window and customer repurchase agreements, decreased to $14.5 million from $20.2 million at year-end 2015.

Investment portfolio quality continues to receive scrutiny. The fair value of the portfolio is generally impacted by national and global economic news. During the first six months of the year, the portfolio’s fair value increased. At year-end there were net unrealized losses on the entire portfolio of $44,000 and at June 30, 2016 the portfolio had net unrealized gains of $165,000. Essentially during the first six months of 2016, the investment portfolio’s fair value improved by a net figure of $209,000. Although the investment portfolio has a net unrealized gain at June 30, 2016, there were four securities with an amortized cost of $1.3 million having an unrealized loss of $2,000. See Note 2 for information regarding this change as well as the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at June 30, 2016.

Loans held for sale activity during the first six months of 2016 included $2.8 million of loan originations and $2.7 million of sales. The associated gain on the loan sales was $71,000. The balance of loans held for sale at June 30, 2016 was $99,000. There were no loans held for sale at December 31, 2015.

Total loans (held for investment) increased $4.4 million and were $127.1 million at June 30, 2016 up from $122.7 million at December 31, 2015. The growth since 2015 occurred in the commercial and residential real estate segments and was offset somewhat by a decrease in the commercial segment. Although the local market is very competitive, management believes the Bank’s lending area is positioned to continue growing its loan portfolio in 2016 and will do so in a manner that assesses multiple risk factors in conjunction with expected rate of return and related capital allocation.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Careful attention to the credit quality of the current portfolio as well as the expected growth will continue. The lending staff regularly monitors the loan portfolio and adheres to a well-designed credit risk assessment process. In spite of these efforts, the Bank is still exposed to credit risk.

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

At June 30, 2016, the allowance for loan losses totaled $1.6 million; nearly the same as at year-end 2015. The allowance for loan loss decreased by $33,000 and is the result of charge-offs of $131,000 and recoveries of $98,000 for the first six months of 2016. At June 30, 2016, the ratio of allowance to gross loans outstanding was 1.29% compared to 1.36% at year-end 2015. The decrease was attributable to an increase in loan balances as well as the net charge-offs in the first half of 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$582,411	36.1%	$522,558	39.3%
Commercial Real Estate	460,602	44.3	432,145	41.2
Consumer	263,890	5.4	322,185	5.6
Residential	211,914	14.2	210,653	13.9
Unallocated	119,764	N/A	183,875	N/A
Total	$1,638,581	100.0%	$1,671,416	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.86% at June 30, 2016, a decrease of 3 basis points from year-end 2015. At June 30, 2016, there was approximately $120,000 of unallocated reserves in the allowance for loan losses while unallocated reserves were approximately $184,000 at December 31, 2015. In the second quarter of 2016, a portion of the unallocated reserves were used to increase the specific allocation of an individually identified loan.

At June 30, 2016, the allowance contained $491,000 in specific allocations for impaired loans whereas at December 31, 2015 there was $465,000 specifically allocated. In total, there was $8.3 million of recorded investment on impaired loans at June 30, 2016 compared to $8.7 million at year-end 2015. In the first half of 2016, several specifically identified loans were charged off.

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 15 impaired loans requiring no reserve at June 30, 2016. At June 30, 2016, the recorded investment on impaired loans requiring no reserves was $6.8 million, or 82% of the recorded investment of specifically identified loans. This outcome is similar to $7.0 million requiring no reserves at year-end 2015 or 81% of the recorded investment of specifically identified loans.

Specifically identified loans requiring reserves had a recorded investment of $1.5 million June 30, 2016 and $1.7 million at year-end 2015. The decrease is partially a result of the charge-offs on specifically identified loans occurring since year-end 2015.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Overall from year-end 2015 to June 30, 2016, the recorded investment in accruing past due and non-accrual loans didn’t change significantly because the increase in the recorded investment of past due loans still accruing interest was offset by a decrease in the recorded investment of non-accrual loans. The recorded investment in past due loans still accruing interest increased by $306,000 while the recorded investment in non-accrual loans decreased by $303,000 in the first six months of 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The recorded investment of accruing loans past due 30-59 days was $685,000 at June 30, 2016; a $234,000 increase since December 31, 2015. There were five loans past due 30-59 days at June 30, 2016. One of the five loans had a recorded investment of $565,000. The loan has been identified as impaired since the fourth quarter of 2015 and carries a specific allocation in the allowance for loan losses. The Bank will continue to work closely with the borrower as they make plans to liquidate. The loan is guaranteed by the SBA which will limit the Bank’s ultimate exposure.

There recorded investment in loans past due 60-89 days still accruing interest was $178,000 at June 30, 2016 compared to a recorded investment of $106,000 at December 31, 2015. There were two loans past due at June 30, 2016, both loans were paid current in July.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either June 30, 2016 or December 31, 2015.

Although the Bank’s loan payment delinquency is low in both recorded investment and number of loans, the credit review process will continue to be stringent. Of course, it is possible that past due loan payments could fluctuate in future periods despite these efforts.

The recorded investment of non-accrual loans totaled $885,000 at June 30, 2016; down $303,000 from year-end 2015. The reduction was primarily concentrated in three loans. One loan was remediated and returned to an accruing status and two loans were charged off and the real estate collateral was moved to foreclosed assets. There are 5 non-accrual notes remaining at June 30, 2016 and no non-accrual notes are secured by undeveloped real estate. At June 30, 2016, there were specific allocations of $73,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

There were net charge-offs of $33,000 for the first half of 2016 and the ratio of annualized net charge-offs was 0.05% to average loans. For the first half of 2015, there were net loan charge-offs of $405,000 and a ratio of annualized net charge-offs to average loans of 0.63%.

There were net charge-offs of $66,000 for the second quarter of 2016 and a ratio of annualized net charge-offs to average loans of 0.21%. For the second quarter of 2015, net charge-offs were $34,000 and the annualized ratio of net charge-offs to average loans was 0.11%.

A majority of the recorded charge-offs made in both years were related to specific allocations on previously impaired loans. In this case, increases to the ratios between the like periods are not necessarily indicative of deteriorating credit quality.

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

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2016 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$5,071,276	$14,440,238	$15,758,259	$10,650,883	$45,920,656
Commercial Real Estate:
General	2,446,267	7,526,091	34,336,047	6,995,309	51,303,714
Construction	146,000	1,669,585	2,025,657	1,114,260	4,955,502
Consumer:
Lines of credit	76,033	118,106	2,529,170	2,535,452	5,258,761
Other	39,540	55,671	845,790	226,147	1,167,148
Credit card	54,420	167,801	254,892	0	477,113
Residential	1,181,237	937,492	17,410	15,868,257	18,004,396
	$9,014,773	$24,914,984	$55,767,225	$37,390,308	$127,087,290
Loans at fixed rates	$3,904,774	$8,455,756	$46,859,346	$26,426,121	$85,645,997
Loans at variable rates	5,109,999	16,459,228	8,907,879	10,964,187	41,441,293
	$9,014,773	$24,914,984	$55,767,225	$37,390,308	$127,087,290

At June 30, 2016, 67% of the Bank’s loan balances carried a fixed rate and 33% carried a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. At June 30, 2016, approximately 29% of the entire loan portfolio had a contractual maturity longer than five years; one basis point more than year-end 2015. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Over 40% of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 32% of the total of loans with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans, 97% are either variable rate or have a scheduled rate reset within five years, minimizing the extension risk.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed assets were $1.8 million at June 30, 2016; down over $400,000 since December 31, 2015. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were three property and five lot sales during the first six months of 2016. The net gain realized on these sales was $147,000. Two properties were added in the first half of 2016. At June 30, 2016, foreclosed assets consisted of 20 real estate holdings, one less than at December 31, 2015.

Deposit balances were $155.9 million at June 30, 2016 down from $161.2 million at December 31, 2015. The decline in deposit balances was most notably experienced in the time deposit category. Time deposits decreased by $8.0 million since year-end 2015. A majority of the maturities were internet time deposits. In the first six months of 2016, the Bank’s portfolio of internet time deposits decreased $8.2 million. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB. Offsetting a portion of the decrease in time deposits, savings account balances climbed $2.8 million since year-end 2015. The increase is from a variety of customers increasing their account balance since year-end 2015.

Repurchase agreement balances were $4.0 million at June 30, 2016 and $4.9 million at December 31, 2015, a decrease of $923,000. The decline between the two period ends was primarily the result of existing customers decreasing their balance.

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

Accrued interest expenses and other liabilities decreased $719,000 since year-end 2015. The decrease is mainly attributable to the Company’s repayment of deferred and overdue interest on its subordinated debentures. On March 30, 2016, utilizing proceeds from the Rights Offering, the Company remitted an interest payment of approximately $722,000; $673,000 of accrued interest and $49,000 of interest on the deferred interest curing the interest payment default.

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments on its subordinated debentures in order to preserve its cash for general operations and potential capital support for the Bank as it grows. As such, it is expected that the accrued interest balance will increase during the deferral period. The deferral of interest does not constitute an event of default.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Shareholders’ equity was approximately $14.1 million on June 30, 2016. On December 31, 2015, the balance was $7.6 million. The net increase of $6.5 million was made up of $6.3 million of new capital from common stock transactions, earnings of $55,000 and accumulated other comprehensive income (security market value adjustments) of $138,000.

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

The Company sold a total of 1,383,299 shares of the Company’s Common Stock in the Rights Offering. The Company closed the Rights Offering on March 28, 2016 and garnered net proceeds of approximately $3,300,000.

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

Total shares outstanding at June 30, 2016 were 4,101,664 compared to 1,468,800 at December 31, 2015. The book value per share was $3.43 at June 30, 2016 compared to $5.15 at December 31, 2015.

The largest portion of the Rights Offering proceeds was used to contribute capital to the Bank. On March 31, 2016, the Company contributed $3.35 million of capital to the Bank. As a result, the Bank’s regulatory capital ratio rose to a level of well capitalized according to prompt corrective action guidance. The Bank continues to be well capitalized and at June 30, 2016, the Bank’s total risk-based capital ratio was 11.57% and its Tier 1 to average assets ratio was 8.12% compared to 9.46% and 6.12%, respectively, at December 31, 2015.

RESULTS OF OPERATIONS

There was net income of $55,000 recorded for the first half of 2016. The corresponding basic and diluted income per share for the first six months of 2016 were $0.02. Conversely in the first half of 2015, there was a net loss of $200,000 stemming from a derivative valuation recognition of $427,000 recorded in the second quarter (see Note 12). The basic and diluted loss per share for the first six months of 2015 were $(0.14).

The Company had net income of $79,000 and basic and diluted earnings per share of $0.02 in second quarter of 2016. The net loss recorded for the second quarter of 2015 was $233,000, including the $427,000 derivative valuation recognition noted above. The corresponding basic and diluted loss per share for the second quarter of 2015 were $(0.16).

For the first six months of 2016, the annualized return on the Company’s average total assets was 0.06% compared to (0.22)% for the first six months of 2015. For the second quarter of 2016, the annualized return on the Company’s average assets was 0.17%. For the second quarter of 2015, the annualized return on the Company’s average total assets was (0.51)%.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The annualized return on the Company’s average equity was positive for the first half and second quarter of 2016 at levels of 0.99% and 2.25%, respectively. For the first half of 2015, the annualized return on the Company’s average equity was (4.92)% and was (11.45)% for the second quarter of 2015.

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was more for the first half of 2016 compared to the similar period in 2015 and the net interest margin was higher. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$16,909,157	$42,132	0.50%	$6,648,108	$7,775	0.23%
Securities	23,578,293	160,064	1.36	30,589,180	216,892	1.42
Loans (including held for sale and non accrual)	124,633,141	3,095,809	4.97	129,193,434	3,260,330	5.05
Total interest earning assets	165,120,591	3,298,005	3.99	166,430,722	3,484,997	4.19
Other assets	17,004,349			17,562,596
	$182,124,940			$183,993,318
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$124,949,733	$318,849	0.51%	$128,210,353	$336,092	0.52%
Repurchase agreements	4,021,460	8,299	0.41	6,558,057	14,707	0.45
Subordinated debentures and note payable	5,111,868	91,894	3.60	5,780,000	538,690	18.64
Total interest bearing liabilities	134,083,061	419,042	0.63	140,548,410	889,489	1.27
Non-interest-bearing deposits	36,112,403			34,431,323
Other liabilities	944,123			873,943
Shareholders’ Equity	10,985,353			8,139,642
	$182,124,940			$183,993,318
Net interest income (tax equivalent basis)		2,878,963			2,595,508
Net interest spread on earning assets (tax equivalent basis)			3.36%			2.92%
Net interest margin on earning assets (tax equivalent basis)			3.49%			3.12%
Average interest-earning assets to average interest-bearing liabilities			123.15%			118.42%
Tax equivalent adjustment		732			9,869
Net interest income		$2,878,231			$2,585,639

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest spread on average earning assets increased 44 basis points to 3.36% in the past twelve months. The net interest margin increased by 37 basis points and was 3.49% for the first six months of 2016 compared to 3.12% for the first six months of 2015. The net interest income for the first six months of 2015 was $2.6 million compared to a figure of $2.9 million for the same six months in 2016. The derivative valuation adjustment lowered 2015’s results by $427,000. Without the recognition, the net interest income would have been $144,000 more than the net interest figure for the first six months of 2016. The reduction in net interest income is mostly due to fewer earning assets and a less profitable mix. For the first half of 2016, average earning assets were $1.3 million less than the first half of 2015 and the loan and investment portfolios were $11.6 million less while interest bearing deposits with other financial institutions, mainly the FRB, was $10.3 million more.

The average rate earned on interest earning assets was 3.99% for the six month period ending June 30, 2016; a 20 basis point erosion compared to 4.19% for the same period in 2015. The decrease was primarily due to detrimental changes to the earning asset composition. Specifically, investments were reduced by 4% and loans were reduced by 2% over the last twelve months. Changes to the loan portfolio impact net interest income more than anything else since it is the Company’s largest earning asset category. The $4.6 million reduction in the loan portfolio stemmed from customer repayments. In addition to a smaller loan portfolio, there was also a reduction in the yield. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to retain current relationships and attract new ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. The average rate earned on the loan portfolio was 4.97% in the first half of 2016, a reduction of eight basis points compared to the first half of 2015. Lower rates are not being automatically offered on renewals or new business. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are used selectively based on the risk characteristics of the credit.

Without the additional $427,000 of interest expense on the note payable, the Company’s cost of funds would have improved by three basis points when compared to the first half of 2015.

Driving the reduction, was the elimination of the Company’s note payable in the first quarter of 2016 (see Note 11). The note payable carried an interest rate of 8%. The Company continues to decrease the rate paid on interest bearing deposits by focusing on a reduction in the concentration of internet time deposits. In the first half of the year, internet time deposits decreased by $8.2 million. The average rate on these maturities was 0.85%.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2016 and 2015 is in the table below.

	Three Months ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-
bearing deposits with banks	$17,814,778	$22,256	0.50%	$6,000,739	$3,481	0.23%
Securities	22,600,465	74,625	1.32	29,734,692	101,400	1.36
Loans (including held for sale and non accrual)	125,269,863	1,575,056	5.03	128,285,507	1,603,651	5.00
Total interest earning assets	165,685,106	1,671,937	4.04	164,020,938	1,708,532	4.17
Other assets	16,724,652			17,626,546
	$182,409,758			$181,647,484
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$123,583,503	$157,311	0.51%	$126,455,389	$162,710	0.51%
Repurchase agreements	3,837,362	3,900	0.41	5,824,862	6,159	0.42
Subordinated debentures and note payable	4,500,000	31,417	2.79	5,780,000	483,156	33.44
Total interest bearing liabilities	131,920,865	192,628	0.58	138,060,251	652,025	1.89
Non-interest-bearing deposits	35,973,170			34,261,971
Other liabilities	506,337			1,204,001
Shareholders’ Equity	14,009,386			8,121,261
	$182,409,758			$181,647,484
Net interest income (tax equivalent basis)		1,479,309			1,056,507
Net interest spread on earning assets (tax equivalent basis)			3.46%			2.28%
Net interest margin on earning assets (tax equivalent basis)			3.57%			2.58%
Average interest-earning assets to average interest-bearing liabilities			125.59%			118.80%
Tax equivalent adjustment		0			4,296
Net interest income		$1,479,309			$1,052,211

Net interest income increased $427,000 in the second quarter of 2016 over the similar period in 2015. The derivative valuation recognition recorded in the second quarter of 2015 was also $427,000. Essentially, net interest income would have been the same for both second quarter periods of 2016 and 2015 except for the derivative valuation recognition. The additional interest expense recorded when the derivative liability was recognized in the second quarter of 2015 significantly impacted the net interest income ratios. The net interest spread for the three month period ending June 30, 2015 was just 2.28% compared to 3.46% in the second quarter of 2016 when there was no derivative liability recognition.

Similarly, the net interest margin for the second quarter of 2015 was 99 basis points lower when compared to the second quarter in 2016. The net interest margin for the second quarter of 2015 was 2.58% compared to 3.57% for the second quarter of 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The yield on earning assets fell 13 basis points between the second quarter of 2015 and the second quarter in 2016. Again, a decrease in the loan portfolio played a part in the adverse outcome. On average the loan portfolio was $3.0 million less in the second quarter of 2016 compared to the second quarter of 2015. Nonetheless, an even larger impact was made by the increase in the concentration of interest bearing deposits with other financial institutions. This earning asset category increased from 4% of average earning assets in the second quarter of 2015 to 11% of total average earning assets in 2016. Interest bearing deposits with other financial institutions is the lowest yielding category.

The derivative valuation recognition in the second quarter of 2015 added $427,000 of interest expense. Without the additional $427,000 of interest expense on the note payable, the Company’s cost of funds would have improved by seven basis points when compared to the first half of 2015. Similar to the six month outcome, the second quarter cost of funds benefitted from the elimination of the 8% note payable.

Management expects the Company’s net interest margin to increase in the remaining quarters of 2016. Extra liquidity in interest bearing deposits with other financial institutions should ease in the second half of 2016 as the Bank funds loans and repays maturing internet time deposits. If implemented as planned, these tactics should provide a favorable movement in the concentration of earning assets as well as lower the Company’s cost of funds.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2016 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$14,041,580	$0	$0	$0	$14,041,580
Securities (including FHLB stock)	2,778,417	6,800,520	11,874,786	201,150	21,654,873
Loans held for sale	0	0	0	99,000	99,000
Loans	44,523,478	14,536,226	48,663,683	19,363,903	127,087,290
	61,343,475	21,336,746	60,538,469	19,664,053	162,882,743
Interest-bearing liabilities
Savings and checking	88,512,380	0	0	0	88,512,380
Time deposits <$100,000	2,637,997	9,289,199	9,199,179	0	21,126,375
Time deposits >$100,000	1,366,757	3,900,530	4,411,713	0	9,679,000
Repurchase agreements and Federal funds purchased	3,997,075	0	0	0	3,997,075
Notes payable and other borrowings	4,500,000	0	0	0	4,500,000
	101,014,209	13,189,729	13,610,892	0	127,814,830
Net asset (liability) repricing gap	$(39,670,734)	$8,147,017	$46,927,577	$19,664,053	$35,067,913
Cumulative net asset (liability) repricing gap	$(39,670,734)	$(31,523,717)	$15,403,860	$35,067,913

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Recent interpretation of the information from the Federal Open Market Committee of the Federal Reserve System has leaned towards raising rates; because the Company’s gap position is negative, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. The local market rates often play a large part in the movement of rates on liabilities.

There was no provision for loan losses for the first six months of 2016 or 2015. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

Non-interest income recorded in the first six months of 2016 was $855,000 compared to $844,000 recorded for the similar period in 2015.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income for the second quarter of 2016 was $473,000 compared to $437,000 of non-interest income in the second quarter of 2015.

Although both quarterly and year-to-date results for non-interest income were similar in total, there were differences in the components. Non-interest income for the second quarter and six month periods of 2016 included lower overdraft revenue and higher gains on foreclosed asset sales. Overdraft revenue has been declining since 2015. There are many theories surrounding the reduction, including a stronger local economy. Management is currently reviewing other deposit account fees to see if anything can be changed to help replace the declining revenue from overdrafts. Foreclosed asset gains are not predictable and will likely decline as the Bank’s inventory of foreclosed properties diminishes.

Non-interest expenses for the first half of 2016 were $3.7 million; $77,000 less than the total for the first half of 2015. Similarly, non-interest expenses were $4,000 lower for the second quarter of 2016 compared to the second quarter of the previous year.

Data processing expenses were $239,000 for the first half of 2016. These expenses were $337,000 in the first half of 2015. Late in the second quarter of 2015, the Bank renegotiated its core data processing contract. The lower fee schedule began in the third quarter of 2015 and will be in effect for 72 months. The first half of 2016 reflected a $98,000 savings over the same period in 2015 due to the new fee schedule. Management anticipates that the savings over the life of the contract will be over $1.8 million at the Bank’s current size and mix of electronic products. These savings could be offset by growth in the customer base as well as the addition of new technology. Data processing expenses were $120,000 for the second quarter of 2016; $51,000 less than for the same period in 2015 due to the same reason as explained above.

Professional services expenses for the first half of 2016 were $222,000; $41,000 more than the total for the first half of 2015. The Bank’s audit expense has increased compared to prior years and there were additional audit expenses associated with the work required to restate its 2014 audited financial statements.

FDIC insurance expenses were $128,000 for the first half of 2016 and $203,000 for the first half of 2015. The $75,000 reduction in the Bank’s FDIC premium accruals were due to a strengthened regulatory capital position and improved risk profile. Management expects to see a further reduction in FDIC premiums as a result of the Bank’s regulatory capital ratios and the recent $3.35 million capital infusion from the Company. FDIC insurance expenses were $60,000 for the second quarter of 2016 compared to $102,000 for the second quarter of 2015.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

None.

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

COMMUNITY SHORES BANK CORPORATION

August 15, 2016	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 15, 2016	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 64 -