Form 10-Q
period 2016-09-30
COMMUNITY SHORES BANK CORP
filed 2016-11-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes ☒ No

At November 14, 2016, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,037,331	$2,791,553
Interest-bearing deposits in other financial institutions	13,996,521	15,108,399
Total cash and cash equivalents	17,033,852	17,899,952
Term deposit	100,000	0
Securities available for sale (at fair value)	19,108,072	25,209,733
Loans held for sale	0	0
Loans	131,496,371	122,741,728
Less: Allowance for loan losses	1,624,718	1,671,416
Net loans	129,871,653	121,070,312
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,567,278	8,820,502
Accrued interest receivable	355,479	369,442
Foreclosed assets	1,699,027	2,211,327
Net deferred tax assets	4,008,707	4,260,165
Other assets	573,515	879,367
Total assets	$181,618,083	$181,021,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$43,523,397	$39,236,718
Interest-bearing	114,180,321	121,944,921
Total deposits	157,703,718	161,181,639
Repurchase agreements	4,853,589	4,921,023
Subordinated debentures	4,500,000	4,500,000
Notes payable	0	1,280,000
Derivative liability	0	426,667
Accrued expenses and other liabilities	453,283	1,149,544
Total liabilities	167,510,590	173,458,873
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 issued and outstanding at September 30, 2016 and 1,468,800 issued and outstanding at December 31, 2015	19,625,689	13,296,691
Retained deficit	(5,606,459)	(5,705,469)
Accumulated other comprehensive income (loss)	88,263	(28,795)
Total shareholders’ equity	14,107,493	7,562,427
Total liabilities and shareholders’ equity	$181,618,083	$181,021,300

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$1,553,794	$1,549,915	$4,649,603	$4,810,245
Securities (including FHLB dividends)	67,038	89,928	226,370	296,951
Federal funds sold and other income	27,108	13,796	69,240	21,571
Total interest and dividend income	1,647,940	1,653,639	4,945,213	5,128,767
Interest expense
Deposits	155,127	176,666	473,976	512,758
Repurchase agreements and other short-term debt	4,221	5,019	12,520	19,726
Federal Home Loan Bank advances and notes payable	32,037	57,359	123,931	169,382
Derivative valuation adjustment	0	0	0	426,667
Total interest expense	191,385	239,044	610,427	1,128,533
Net Interest Income	1,456,555	1,414,595	4,334,786	4,000,234
Provision for loan losses	0	0	0	0
Net Interest Income After Provision for Loan Losses	1,456,555	1,414,595	4,334,786	4,000,234
Non-interest income
Service charges on deposit accounts	105,626	145,500	335,005	423,583
Gain on sale of loans	50,703	22,993	121,422	94,969
Gain on sale of foreclosed assets	20,822	38,020	167,835	146,524
Gain on sale of premises and equipment	0	0	0	750
Other	196,625	219,133	604,676	603,812
Total non-interest income	373,776	425,646	1,228,938	1,269,638
Non-interest expense
Salaries and employee benefits	978,099	984,606	2,971,133	2,976,434
Occupancy	156,446	153,750	459,075	464,646
Furniture and equipment	89,191	90,021	278,687	256,098
Advertising	3,309	6,042	9,512	18,333
Data processing	131,283	133,955	370,289	471,096
Professional services	85,146	408,886	306,923	590,157
Foreclosed asset impairment	49,119	14,596	134,533	78,101
FDIC insurance	45,145	70,777	172,731	273,827
Other	225,282	283,535	715,743	750,212
Total non-interest expense	1,763,020	2,146,168	5,418,626	5,878,904
Income (Loss) Before Federal Income Taxes	67,311	(305,927)	145,098	(609,032)
Federal income tax expense (benefit)	22,886	(104,015)	46,088	(207,071)
Net Income (Loss)	$44,425	$(201,912)	$99,010	$(401,961)
Basic average shares outstanding	4,101,664	1,468,800	3,265,682	1,468,800
Diluted average shares outstanding	4,101,664	1,468,800	3,265,682	1,468,800
Basic (loss) earnings per share	$0.01	$(0.14)	$0.03	$(0.27)
Diluted (loss) earnings per share	$0.01	$(0.14)	$0.03	$(0.27)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net income (loss)	$44,425	$(201,912)	$99,010	$(401,961)

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(31,472)	37,071	177,361	39,006
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	0
	(31,472)	37,071	177,361	39,006
Tax effect	10,701	(12,604)	(60,303)	(13,263)
Other comprehensive income (loss), net of tax	(20,771)	24,467	117,058	25,743

Comprehensive income (loss)	$23,654	$(177,445)	$216,068	$(376,218)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2015	1,468,800	$13,296,691	$(4,944,867)	$(270,887)	$8,080,937

Net loss			(401,961)		(401,961)
Other comprehensive income				25,743	25,743

Balance at September 30, 2015	1,468,800	$13,296,691	$(5,346,828)	$(245,144)	$7,704,719

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,289,905			3,289,905
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net income			99,010		99,010
Other comprehensive income				117,058	117,058

Balance at September 30, 2016	4,101,664	$19,625,689	$(5,606,459)	$88,263	$14,107,493

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income (loss)	$99,010	$(401,961)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	274,821	277,171
Net amortization of securities	160,543	216,204
Net realized gain on sale of loans	(121,422)	(94,969)
Net realized gain on sale of foreclosed assets	(167,835)	(146,524)
Net realized gain on sale of premises and equipment	0	(750)
Foreclosed asset impairment	134,533	78,101
Originations of loans for sale	(4,929,350)	(3,672,475)
Proceeds from loan sales	4,951,772	3,915,344
Deferred federal income tax expense (benefit)	46,088	(190,985)
Valuation adjustment on derivative	0	426,667
Net change in:
Accrued interest receivable and other assets	319,815	141,179
Accrued interest payable and other liabilities	(696,261)	173,263
Net cash from operating activities	71,714	720,265
Cash flows from investing activities
Maturities, prepayments and calls of available for sale securities	6,118,479	6,472,197
Purchase of a term deposit	(100,000)	0
Loan originations and payments, net	(8,791,360)	5,663,442
Redemption of Federal Home Loan Bank stock	0	87,900
Proceeds from the disposal of equipment	0	750
Additions to premises and equipment, net	(21,597)	(79,479)
Proceeds from the sale of foreclosed assets	634,621	190,398
Net cash from (used by) investing activities	(2,159,857)	12,335,208
Cash flows from financing activities
Net change in deposits	(3,477,921)	9,680,597
Repayment of note payable	(8)	0
Net change in repurchase agreements	(67,434)	(3,736,519)
Proceeds from rights offering, net of issuance cost	3,289,905	0
Proceeds from private placement	1,477,501	0
Net cash from financing activities	1,222,043	5,944,078
Net change in cash and cash equivalents	(866,100)	18,999,551
Beginning cash and cash equivalents	17,899,952	7,935,522
Ending cash and cash equivalents	$17,033,852	$26,935,073
Supplemental cash flows information:
Cash paid during the period for interest	$1,241,700	$610,520
Cash paid during the period for federal income tax	0	0
Non-cash financing activities:
Transfers from loans to foreclosed assets	89,019	246,382
Transfers from loans held for sale to loans held for investment	99,000	0
Transfers from foreclosed assets to SBA receivable	0	7,627
Note payable conversion to common stock, including derivative and net of taxes	1,561,592	0

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2016 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the period ended September 30, 2016 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the period ended December 31, 2015. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first three quarters of 2016.

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

There was no material change in these operating doctrines during the nine months ended September 30, 2016.

ADOPTION OF NEW ACCOUNTING STANDARDS:

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements. This ASU contains amendments that will clarify and affect a variety of Topics in the FASB Accounting Standards Codification. The amendments in this Update require transition guidance and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. All other amendments will be effective upon the issuance of this guidance. The adoption of this guidance is being evaluated but is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2015, FASB issued ASU 2015-17, Income Taxes; Balance Sheet Classification of Deferred Taxes. The amendments in this Update are intended to simplify the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this guidance is being evaluated but is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is part of the Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or a liability, and classification on the statement of cash flows. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this guidance is being evaluated but is not expected to have a material effect on the Company’s financial position or results of operations.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force).  This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods.  The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

Other issued but not yet effective accounting standards were reviewed and management has concluded that none apply or will be material to the Company’s financial statement.

RECENT DEVELOPMENTS

In the first quarter of 2016, the Company successfully completed a Rights Offering which commenced in the fourth quarter of 2015 and a concurrent private placement (See Note 13). On March 28, 2016, after receiving FRB approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the Company repaid $722,000 of interest on its subordinated debentures and brought its interest obligations on this debt current through March 31, 2016. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments on its subordinated debentures in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016. As of September 30, 2016, the accrued and unpaid interest owed on the subordinated debentures was $64,144.

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at September 30, 2016 and at December 31, 2015:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value

US Treasury	$1,503,778	$4,582	$0	$1,508,360
US Government and federal agency	7,980,037	24,090	0	8,004,127
Mortgage-backed and collateralized mortgage obligations– residential	9,490,524	109,035	(3,974)	9,595,585
	$18,974,339	$137,707	$(3,974)	$19,108,072

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

US Treasury	$1,505,941	$5,387	$0	$1,511,328
US Government and federal agency	11,545,640	13,215	(14,235)	11,544,620
Municipals	710,000	966	0	710,966
Mortgage-backed and collateralized mortgage obligations– residential	11,491,781	64,103	(113,065)	11,442,819
	$25,253,362	$83,671	$(127,300)	$25,209,733

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2016:

	Amortized	Fair
	Cost	Value
Due in one year or less	$6,475,872	$6,490,641
Due from one to five years	3,007,943	3,021,846
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	9,490,524	9,595,585
	$18,974,339	$19,108,072

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed and collateralized mortgage obligations - residential	$218,097	$(1,318)	$965,524	$(2,656)	$1,183,621	$(3,974)
	$218,097	$(1,318)	$965,524	$(2,656)	$1,183,621	$(3,974)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$5,453,848	$(14,235)	$0	$0	$5,453,848	$(14,235)
Mortgage-backed and collateralized mortgage obligations - residential	4,842,868	(38,336)	3,268,525	(74,729)	8,111,393	(113,065)
	$10,296,716	$(52,571)	$3,268,525	$(74,729)	$13,565,241	$(127,300)

The Bank was holding one municipal security at December 31, 2015. The security had a maturity of May 2018. The security was called in January of 2016.

No securities were sold in the three or nine months ended September 30, 2016 or September 30, 2015.

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

At September 30, 2016 and December 31, 2015, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. At September 30, 2016, four debt securities had unrealized losses with aggregate depreciation of 0.33% from the amortized cost basis; three of the four had unrealized losses greater than 12 months.

Three of the four securities, which had an unrealized loss at September 30, 2016, are issued by government agencies and one is issued by a government-sponsored entity. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

At September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at September 30, 2016 had a carrying amount of $14,778,836 and were pledged to secure public fund customers and customer repurchase agreements. Pledged securities at December 31, 2015 had a carrying amount of $20,201,813.

3.	LOANS

Outstanding loan balances by portfolio segment and class at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Commercial	$48,824,798	$48,287,124
Commercial Real Estate:
General	50,702,719	48,327,074
Construction	6,892,119	2,189,127
Consumer:
Lines of credit	5,312,221	5,296,097
Other	1,206,031	1,167,709
Credit card	464,378	473,048
Residential	18,176,771	17,051,151
Net deferred loan fees	(82,666)	(49,602)
	131,496,371	122,741,728
Less: Allowance for loan losses	(1,624,718)	(1,671,416)
Loans, net	$129,871,653	$121,070,312

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2016 and 2015 by portfolio segment:

Three Months Ended September 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581
Charge-offs	0	0	(21,831)	0	0	(21,831)
Recoveries	5,700	0	2,268	0	0	7,968
Provision for loan losses	(27,547)	50,168	3,717	(10,977)	(15,361)	0
Ending balance	$560,564	$510,770	$248,044	$200,937	$104,403	$1,624,718

Three Months Ended September 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$529,851	$426,628	$276,099	$196,789	$144,006	$1,573,373
Charge-offs	0	0	(138)	0	0	(138)
Recoveries	11,600	33	131,044	0	0	142,677
Provision for loan losses	(68,267)	(344)	(107,264)	26,577	149,298	0
Ending balance	$473,184	$426,317	$299,741	$223,366	$293,304	$1,715,912

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Nine Months Ended September 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	(69,664)	(21,871)	(61,124)	0	0	(152,659)
Recoveries	45,253	25,710	34,998	0	0	105,961
Provision for loan losses	62,417	74,786	(48,015)	(9,716)	(79,472)	0
Ending balance	$560,564	$510,770	$248,044	$200,937	$104,403	$1,624,718

Nine Months Ended September 30, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$500,776	$848,589	$294,039	$204,485	$130,283	$1,978,172
Charge-offs	0	(429,212)	(14,225)	0	0	(443,437)
Recoveries	38,500	33	142,644	0	0	181,177
Provision for loan losses	(66,092)	6,907	(122,717)	18,881	163,021	0
Ending balance	$473,184	$426,317	$299,741	$223,366	$293,304	$1,715,912

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$286,825	$0	$80,200	$67,871	$0	$434,896
Collectively evaluated for impairment	273,739	510,770	167,844	133,066	0	1,085,419
Unallocated	0	0	0	0	104,403	104,403
Total ending allowance balance	$560,564	$510,770	$248,044	$200,937	$104,403	$1,624,718

Loans:
Individually evaluated for impairment	$2,326,779	$5,091,554	$166,880	$530,409	$0	$8,115,622
Collectively evaluated for impairment	46,552,624	52,582,041	6,837,875	17,689,958	0	123,662,498
Total ending loans balance	$48,879,403	$57,673,595	$7,004,755	$18,220,367	$0	$131,778,120

December 31, 2015	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$198,222	$49,855	$145,955	$71,460	$0	$465,492
Collectively evaluated for impairment	324,336	382,290	176,230	139,193	0	1,022,049
Unallocated	0	0	0	0	183,875	183,875
Total ending allowance balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416

Loans:
Individually evaluated for impairment	$2,327,065	$5,332,786	$309,323	$729,178	$0	$8,698,352
Collectively evaluated for impairment	46,048,707	45,261,236	6,650,819	16,368,778	0	114,329,540
Total ending loans balance	$48,375,772	$50,594,022	$6,960,142	$17,097,956	$0	$123,027,892

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,347,890	$1,407,648	$0
Commercial Real Estate:
General	5,091,554	6,069,152	0
Consumer:
Lines of credit	36,201	36,139	0
Other	0	0	0
Residential	220,771	253,352	0
Subtotal	$6,696,416	$7,766,291	$0

With a related allowance recorded:
Commercial	$978,889	$992,531	$286,825
Commercial Real Estate:
General	0	0	0
Consumer:
Lines of credit	109,549	109,050	59,183
Other	21,130	21,016	21,017
Residential	309,638	317,941	67,871
Subtotal	$1,419,206	$1,440,538	$434,896
Total	$8,115,622	$9,206,829	$434,896

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2015	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,376,371	$1,435,861	$0
Commercial Real Estate:
General	5,220,711	6,381,061	0
Consumer:
Lines of credit	15,740	15,740	0
Other	0	0	0
Residential	414,528	446,950	0
Subtotal	$7,027,350	$8,279,612	$0
With a related allowance recorded:
Commercial	$950,694	$957,412	$198,222
Commercial Real Estate:
General	112,075	148,165	49,855
Consumer:
Lines of credit	277,230	276,275	129,617
Other	16,353	16,338	16,338
Residential	314,650	321,821	71,460
Subtotal	$1,671,002	$1,720,011	$465,492
Total	$8,698,352	$9,999,623	$465,492

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of September 30, 2016 and 2015 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,352,250	$21,801	$13,593
Commercial Real Estate:
General	5,052,992	124,372	47,673
Consumer:
Lines of credit	65,622	806	850
Other	0	0	0
Residential	178,928	593	352
Subtotal	$6,649,792	$147,572	$62,468

With a related allowance recorded:
Commercial	$980,259	$5,793	$5,793
Commercial Real Estate:
General	19,333	0	0
Consumer:
Lines of credit	132,489	2,201	1,972
Other	22,245	404	306
Residential	309,966	3,217	3,217
Subtotal	$1,464,292	$11,615	$11,288
Total	$8,114,084	$159,187	$73,756

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,332,829	$12,534	$12,534
Commercial Real Estate:
General	5,525,724	54,728	57,025
Consumer:
Lines of credit	15,905	0	0
Other	0	0	0
Residential	422,240	401	401
Subtotal	$7,296,698	$67,663	$69,960

With a related allowance recorded:
Commercial	$430,920	$5,626	$5,676
Commercial Real Estate:
General	37,470	0	0
Consumer:
Lines of credit	254,100	3,640	3,717
Other	11,208	0	0
Residential	316,262	2,299	2,383
Subtotal	$1,049,960	$11,565	$11,776
Total	$8,346,658	$79,228	$81,736

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,360,761	$45,597	$37,254
Commercial Real Estate:
General	5,053,479	219,861	143,162
Consumer:
Lines of credit	83,212	4,753	4,753
Other	0	0	0
Residential	327,585	1,383	1,142
Subtotal	$6,825,037	$271,594	$186,311

With a related allowance recorded:
Commercial	$1,004,450	$26,179	$26,179
Commercial Real Estate:
General	62,721	0	0
Consumer:
Lines of credit	167,765	6,207	5,898
Other	16,893	1,078	949
Residential	312,930	9,662	9,662
Subtotal	$1,564,759	$43,126	$42,688
Total	$8,389,796	$314,720	$228,999

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2015	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,413,541	$38,499	$38,499
Commercial Real Estate:
General	5,471,768	156,773	156,773
Consumer:
Lines of credit	44,369	0	0
Other	0	0	0
Residential	275,598	1,322	1,322
Subtotal	$7,205,276	$196,594	$196,594

With a related allowance recorded:
Commercial	$428,710	$16,910	$16,257
Commercial Real Estate:
General	364,337	0	0
Consumer:
Lines of credit	275,605	12,319	12,289
Other	11,166	0	0
Residential	358,373	9,784	8,793
Subtotal	$1,438,191	$39,013	$37,339
Total	$8,643,467	$235,607	$233,933

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2016:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$156,830	$0	$0	$156,830	$48,692,995	$48,849,825
Commercial Real Estate:
General	0	0	0	0	50,781,088	50,781,088
Construction	0	0	0	0	6,892,507	6,892,507
Consumer:
Lines of credit	0	0	0	0	5,329,893	5,329,893
Other	18,731	0	0	18,731	1,191,753	1,210,484
Credit card	4,150	0	0	4,150	460,228	464,378
Residential	0	0	0	0	18,105,460	18,105,460
Total	$179,711	$0	$0	$179,711	$131,453,924	$131,633,635

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$17,771	$17,771	$11,807	$29,578
Commercial Real Estate:
General	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	48,858	48,858	66,049	114,907
Total	$0	$0	$66,629	$66,629	$77,856	$144,485

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2015:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$2,755	$0	$0	$2,755	$48,359,211	$48,361,966
Commercial Real Estate:
General	184,598	93,311	0	277,909	47,122,559	47,400,468
Construction	0	0	0	0	2,193,139	2,193,139
Consumer:
Lines of credit	0	0	0	0	5,273,114	5,273,114
Other	0	0	0	0	1,166,822	1,166,822
Credit card	0	12,481	0	12,481	460,567	473,048
Residential	263,553	0	0	263,553	16,708,219	16,971,772
Total	$450,906	$105,792	$0	$556,698	$121,283,631	$121,840,329

			Greater Than 90	Total	Current	Total Non-Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non-Accrual	Non-Accrual	Recorded
Non-Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$13,806	$13,806
Commercial Real Estate:
General	0	0	113,290	113,290	887,125	1,000,415
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	41,336	41,336	0	41,336
Other	0	0	5,822	5,822	0	5,822
Credit card	0	0	0	0	0	0
Residential	50,702	75,482	0	126,184	0	126,184
Total	$50,702	$75,482	$160,448	$286,632	$900,931	$1,187,563

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The recorded investment of non-accrual loans decreased $1,043,078 in the first nine months of 2016. One note with a recorded investment of $921,532 at December 31, 2015 returned to accruing status in September 2016. During the third quarter management re-evaluated this credit. Since its last evaluation several things had occurred; the value of the property had increased (per a recent professional appraisal), a new tenant was secured (increasing the occupancy rate and cashflow coverage) as well as a consistent repayment history while it was on non-accrual. The loan is graded a 6 and is carefully watched by the Bank’s credit administration staff.

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

The Company has allocated $415,351 of specific reserves on $7,802,979 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 and $401,072 on $7,965,816 of unpaid principal balance of loans as of December 31, 2015. As of September 30, 2016, there was $234,668 committed to three customers. As of December 31, 2015, there was $75,776 committed to two customers.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Three Months Ended September 30, 2016	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Residential	1	$83,310	$83,882
Total	1	$83,310	$83,882

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Nine Months Ended September 30, 2016	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107
Commercial Real Estate:
General	1	58,194	58,194
Consumer:
Other	1	11,566	11,566
Residential	1	83,310	83,882
Total	4	$168,177	$168,749

For the three month period ending September 30, 2016, one loan was modified. The borrower received a reduced payment for six months and following that time will have an interest rate below the current market rate. This modification will provide payment relief while the borrower markets the home for sale.

In addition to the above modification, there were three others which occurred in the first six months of the year. Two modifications involved a stated interest rate below the current market rate for a period of 7 and 21 years and one other involved a reduced payment for nine months or less.

For the nine month period ended September 30, 2016, there were no charge-offs related to troubled debt restructurings. As of September 30, 2016, an additional $50,569 of specific reserves were established on these troubled debt restructurings.

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

For the three and nine month periods ending September 30, 2016 there was one troubled debt restructuring that experienced a payment default within 12 months following the modification. For the three and nine month periods ending September 30, 2015 there were no troubled debt restructurings that experienced a payment default. Below is a table which presents information for the loans that defaulted in 2016:

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
1	$2,147,936	$871,535	$0	$0	$0	$0
2	0	0	1,608,193	1,698,136	0	0
3	11,286,481	12,001,827	5,591,834	4,599,484	439,015	65,780
4	14,371,113	12,742,910	15,446,493	14,367,694	2,515,567	264,961
5	15,692,661	18,581,320	15,388,803	15,120,148	2,443,081	371,762
5M	2,759,947	1,426,772	2,732,979	3,940,477	0	0
6	687,310	798,475	8,362,179	7,472,404	1,494,844	1,490,636
7	1,922,286	1,939,064	1,650,087	333,169	0	0
8	11,669	13,869	520	869,371	0	0
Total	$48,879,403	$48,375,772	$50,781,088	$48,400,883	$6,892,507	$2,193,139

In the first quarter of 2016, there was a $1.4 million commercial real estate loan secured by Class A medical office space that was downgraded to a 6 because of weak cashflow and deficient collateral coverage. At December 31, 2015, this commercial real estate loan was in the 5M risk category. During the third quarter, this loan was downgraded further to a risk category 7 because of the extent of delinquent property taxes. Since the beginning of the year, management has increased its oversight of this credit and will continue to work with the borrower to ensure that the current leases are renewed and well-managed and that excess cash from the leases is used to repay the outstanding property tax balance.

In the third quarter of 2016, a commercial real estate loan that was in risk category 8 at December 31, 2015 was upgraded to a 6. Previous to the upgrade the loan was on non-accrual. Management noted several developments since its last risk rating; in addition to years of consistent payments while on non-accrual, the value of the property had increased (per a recent professional appraisal) and a new tenant was secured (increasing the occupancy rate and cashflow coverage). In spite of these improved factors, the loan is being carefully watched by the Bank’s credit administration staff.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2016 and December 31, 2015:

	Residential
	September 30,	December 31,
	2016	2015
Performing	$17,689,958	$16,368,778
Impaired	530,409	729,178
Total	$18,220,367	$17,097,956

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$5,184,143	$5,021,480	$1,189,354	$1,156,291	$464,378	$473,048
Impaired	145,750	292,970	21,130	16,353	0	0
Total	$5,329,893	$5,314,450	$1,210,484	$1,172,644	$464,378	$473,048

5.	FORECLOSED ASSETS

Foreclosed asset activity:

	September 30,	December 31,
	2016	2015
Beginning of year	$2,211,327	$2,238,997
Additions	89,019	349,357
Reductions from sales	(466,786)	(142,288)
Direct write-downs	(134,533)	(193,976)
Transfer to SBA receivable	0	(40,763)
End of period	$1,699,027	$2,211,327

Foreclosed asset expenses, net of rental income were $68,312 for the first nine months of 2016 and $136,812 for the similar period in 2015.

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Land & land improvements	$4,703,312	$4,703,312
Buildings & building improvements	6,332,060	6,332,060
Furniture, fixtures and equipment	3,226,403	3,314,126
	14,261,775	14,349,498
Less: accumulated depreciation	5,694,497	5,528,996
	$8,567,278	$8,820,502

Depreciation expenses were $274,821 and $277,171 for the nine months ended September 30, 2016 and 2015, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Non-interest-bearing DDA	$43,523,397	$39,236,718
Interest-bearing DDA	37,224,894	36,675,745
Money market	22,616,941	21,992,206
Savings	24,814,240	24,446,559
Time, under $100,000	19,562,155	29,272,313
Time, over $100,000	9,962,091	9,558,098
Total Deposits	$157,703,718	$161,181,639

Time deposits of $250,000 or more were $1,384,860 at September 30, 2016 and $1,377,420 at December 31, 2015. There were no brokered deposits at either September 30, 2016 or December 31, 2015.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at September 30, 2016 and December 31, 2015. The Company utilized its line of credit with the Federal Home Loan Bank (“FHLB”) of Indianapolis for overnight liquidity support during 2015 and used its overnight line once in 2016 for contingency plan testing purposes. Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at September 30, 2016	$4,853,589	$0
Average interest rate at period end	0.41%	0%
Average balance during period	4,068,171	365
Average interest rate during period	0.41%	0.34%
Maximum month end balance during period	4,853,589	0

Outstanding at December 31, 2015	$4,921,023	$0
Average interest rate at year-end	0.42%	0%
Average balance during year	5,411,588	135,068
Average interest rate during year	0.44%	0.37%
Maximum month end balance during year	8,829,269	0

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (Continued)

The Bank had securities of $3,724,027 pledged to repurchase agreements at September 30, 2016 and $5,341,286 pledged at December 31, 2015. The Company had approximately $2.5 million of residential mortgage loans pledged to support its line of credit with the FHLB at September 30, 2016.

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

Securities Pledged to Repurchase Agreements	September 30, 2016	December 31, 2015
U.S. Treasury and agency securities	$501,073	$458,700
Asset-backed securities	2,507,118	4,002,129
Other	715,836	880,457
Total	$3,724,027	$5,341,286

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At September 30, 2016, collateral pledged for Discount Window borrowings consisted of $1,379,915 in home equity loans while at December 31, 2015 the collateral pledged consisted of $332,768 in home equity loans, one security valued at $661,271 and one USDA loan valued at $3,408,161. The borrowing capacity decreased in the first quarter of 2016 due to the USDA loan no longer fulfilling the pledge requirements of the FRB and the security that was pledged was called. Also occurring in the first quarter of 2016, the Bank was upgraded from the secondary to the primary credit program. The primary credit program awards more value for pledged collateral and also borrowings are fully directed by the Bank and do not require regulator approval.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,389,516 at September 30, 2016. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $5,582,125 pledged at September 30, 2016 and $7,511,449 pledged at year-end 2015. The Bank uses a portion of the loans pledged to the FHLB as collateral for a $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit or other borrowings with the FHLB at either September 30, 2016 or December 31, 2015.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 2.89% at September 30, 2016 and 2.65% at December 31, 2015. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016. As of September 30, 2016, the accrued and unpaid interest owed on the subordinated debentures was $64,144.

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

The Rights Offering consisted of a distribution of nontransferable subscription rights to its shareholders of record as of October 12, 2015. Each shareholder of record received 1.7488 rights for each share of the Company’s common stock they owned as of the record date. Each right enabled its holder to purchase one share of the Company’s common stock at a price of $2.55 per share. Additionally, rights holders were given an oversubscription privilege to subscribe for a portion of the Rights Offering shares that were not purchased by other rights holders. The shares of the Company’s Common Stock sold in the Rights Offering totaled 1,383,299. The Rights Offering was closed on March 28, 2016 and garnered proceeds of approximately $3,300,000 (gross proceeds of $3,527,000 net of offering costs of $237,000).

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016	December 31, 2015

Unused lines of credit	$29,802,655	$24,532,524
Unused standby letters of credit	318,000	1,362,000
Commitments to make loans	457,425	357,900

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

Non-real estate collateral may be valued using appraisals, independent valuation tools or aging reports. To determine the fair value, these values are adjusted or discounted based on several factors, including but not limited to: the Bank’s historical losses within that particular asset category; knowledge of the collateral, including age and condition; and changes in market conditions from the time of the valuation, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Available for sale securities:
US Treasury	$1,508,360	$1,508,360	$0	$0
US Government and federal agency	8,004,127	0	8,004,127	0
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	9,595,585	0	9,595,585	0
Total	$19,108,072	$1,508,360	$17,599,712	$0

Servicing assets	$1,895	$0	$1,895	$0

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Available for sale securities:
US Treasury	$1,511,328	$1,511,328	$0	$0
US Government and federal agency	11,544,620	0	11,544,620	0
Municipals	710,966	0	710,966	0
Mortgage-backed and collateralized mortgage obligations– residential	11,442,819	0	11,442,819	0
Total	$25,209,733	$1,511,328	$23,698,405	$0

Servicing assets	$5,151	$0	$5,151	$0

There were no transfers between levels during the first three quarters of 2016 or 2015.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2016 and December 31, 2015:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Impaired loans[1]:	$1,784,804	$0	$0	$1,784,804
Foreclosed assets:	1,699,027	0	0	1,699,027
Total	$3,483,831	$0	$0	$3,483,831

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans[1]:	$1,728,358	$0	$0	$1,728,358
Foreclosed assets:	2,211,327	0	0	2,211,327
Total	$3,939,685	$0	$0	$3,939,685

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of September 30, 2016 and December 31, 2015 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
September 30, 2016	Technique	Inputs	of Inputs
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(17)-14%

	Valuation	Significant Unobservable	Range
December 31, 2015	Technique	Inputs	of Inputs
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9.5-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(25)-10%

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at September 30, 2016
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,034	$17,034	$0	$0	$17,034
Term deposit	100	0	101	0	101
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	129,872	0	0	129,898	129,898
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	355	4	70	281	355

Financial liabilities
Deposits	157,704	0	152,060	0	152,060
Repurchase agreements	4,854	0	4,854	0	4,854
Subordinated debentures	4,500	0	0	4,676	4,676
Notes payable	0	0	0	0	0
Accrued interest payable	82	0	18	64	82

		Fair Value Measurements
		at December 31, 2015
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$17,900	$17,900	$0	$0	$17,900
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	121,070	0	0	118,273	118,273
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	369	5	78	286	369

Financial liabilities
Deposits	161,182	0	153,487	0	153,487
Repurchase agreements	4,921	0	4,921	0	4,921
Subordinated debentures	4,500	0	0	3,172	3,172
Notes payable	1,280	0	0	1,707	1,707
Accrued interest payable	734	0	20	198	218

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The methods and assumptions, not previously presented above, used to estimate fair values are described as follows:

(a) Cash and cash equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) Term Deposits

Fair values for term deposits are estimated using a discounted cash flows calculation that applies the interest rates currently being offered over the term of the deposit resulting in a Level 2 classification.

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

(d)  FHLB stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Deposits

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

(f) Repurchase agreements and other short-term borrowings

The carrying amounts of borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Subordinated debentures and Notes payable

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

Although the Company’s income is marginal, the outlook for future earnings is positive. Considering the reduction in debt expense and significant operational expenses such as data processing and various insurances as well as a strong loan pipeline and capital to support growth, management concluded that no valuation allowance on the Company’s net deferred tax asset was necessary at September 30, 2016. Net operating losses will begin expiring in 2030 and continue through 2035.

There were no unrecognized tax benefits at September 30, 2016 or December 31, 2015, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is subject to examination by the Internal Revenue Service for years after 2012.

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

Under final Basel III capital rules that became effective on January 1, 2015, there was a requirement for a capital conservation buffer of 2.5% of risk-weighted assets to be phased in over four years at an incremental rate of 0.625% each year beginning in 2016. When fully phased in, this will result in a minimum CET1 ratio of 7%, a minimum total capital to risk-weighted asset ratio of 10.5%, and a minimum Tier 1 capital to risk-weighted asset ratio of 8.5%. Banks that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to senior executive management. As of September 30, 2016, the capital conservation buffer was 3.67%.

On March 31, 2016, following a $3.35 million contribution of capital from the Company, the Bank’s capital ratios were elevated to a level of well-capitalized, according to prompt corrective action regulations. On that date, the Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.06%; both above the minimum required to be well-capitalized.

The Bank was considered adequately capitalized at year-end 2015. At December 31, 2015, the Bank’s total risk-based capital ratio was 9.46% and its Tier 1 to average assets ratio was 6.12%; both well above the minimum required for capital adequacy.

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

Following a capital contribution of $125,000 from the Company on September 30, 2016, the actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at September 30, 2016 and December 31, 2015 were:

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,772,290	10.52%	$6,320,427	4.50%	$9,129,506	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,397,008	11.67	11,236,314	8.00	14,045,393	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,772,290	10.52	8,427,236	6.00	11,236,314	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,772,290	8.03	7,362,130	4.00	9,202,663	5.00

COMMUNITY SHORES BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$11,112,069	8.22%	$6,082,087	4.50%	$8,785,237	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	12,783,486	9.46	10,812,599	8.00	13,515,749	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	11,112,069	8.22	8,109,449	6.00	10,812,599	8.00
Tier 1 (Core) Capital to average assets of the Bank	11,112,069	6.12	7,257,858	4.00	9,072,322	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At both September 30, 2016 and December 31, 2015, the entire allowance for loan loss was counted as Tier 2 capital; nothing was disallowed. The allowance for loan losses was $1,624,718 at September 30, 2016 and $1,671,416 at December 31, 2015.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2016 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2016 to that at December 31, 2015. The part labeled Results of Operations discusses the three and nine month periods ending September 30, 2016 as compared to the same periods of 2015. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

In the first quarter of 2016, the Company successfully completed a Rights Offering which commenced in the fourth quarter of 2015 and a concurrent private placement (See Note 13). On March 28, 2016, after receiving FRB approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from these two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the  Company repaid $722,000 of interest on its subordinated debentures and brought its obligations current. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

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

FINANCIAL CONDITION

Total assets were $181.6 million at September 30, 2016 compared to $181.0 million at December 31, 2015. Total assets increased by $597,000 in the first nine months of the year. Proceeds from the Rights Offering and investment maturities were used to fund loans and maturing non-local time deposits.

Cash and cash equivalents decreased by $866,000 to $17.0 million at September 30, 2016 from $17.9 million at December 31, 2015. The Bank’s FRB balance which was $15.1 million at year-end 2015 and was $14.0 million on September 30, 2016. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. The excess liquidity at the FRB is expected to be reduced in the last quarter of the year due to the deposit activities of the Bank’s public fund customers as well as upcoming loan originations.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank’s security portfolio was $19.1 million at September 30, 2016 and $25.2 million at December 31, 2015. Investment activity in the first nine months of the year consisted of maturities, prepayments and calls in addition to net amortization totaling $6.3 million offset by an increase in fair value of $177,000.

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

At September 30, 2016, 23% of the investment portfolio was unencumbered. This outcome is higher than required and also higher than the 20% unpledged position that existed on December 31, 2015. The increase in unencumbered investments was due to the release of approximately $4 million of pledged investments. The Bank had originally pledged several of its investments to two of its public fund deposit customers when the Bank was under a regulatory Consent Order. The securities were released in the second quarter of 2016 after the public fund customers were notified of the Consent Order’s termination. Because of the depth of the Bank’s loan pipeline, management expects the size of the investment portfolio will continue to be reduced as investments mature with the proceeds likely being used to fund loans.

As a result of the release of the pledged securities above and decreases in customer repurchase agreement balances, the amortized cost of securities pledged to public fund customers, the FRB discount window and customer repurchase agreements, decreased to $14.8 million from $20.2 million at year-end 2015.

In the financial services industry, investment portfolio quality typically receives scrutiny when instruments within the portfolio are higher risk. The Bank monitors the quality of the Company’s portfolio actively however the instruments held by the Company are deemed to be traditional and conservative from a risk standpoint; nonetheless, the fair value of even those investments can be impacted by national and global economic news. During the first nine months of the year, the portfolio’s fair value increased. At year-end there were net unrealized losses on the entire portfolio of $44,000 and at September 30, 2016 the portfolio had net unrealized gains of $133,000.  Essentially during the first nine months of 2016, the investment portfolio’s fair value improved by a net figure of $177,000. Although the investment portfolio has a net unrealized gain at September 30, 2016, there were four securities with an amortized cost of $1.2 million having an unrealized loss of $4,000. See Note 2 for information regarding this change as well as the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at September 30, 2016.

Loans held for sale activity during the first nine months of 2016 included $4.9 million of loan originations and $5.0 million of sales. The associated gain on the loan sales was $121,000. There were no loans held for sale at September 30, 2016 or December 31, 2015. During the third quarter of 2016, a $99,000 loan that was held for sale on June 30, 2016 was moved to the loans held for investment.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total loans (held for investment) increased $8.8 million and were $131.5 million at September 30, 2016 up from $122.7 million at December 31, 2015. Since 2015 the Bank has experienced growth in all categories of loans except credit cards which had a small decrease. Although the local market is very competitive, management believes the Bank’s lending area is positioned to continue growing its loan portfolio in 2016 and will do so in a manner that assesses multiple risk factors in conjunction with expected rate of return and related capital allocation.

Management will continue to pay careful attention to the credit quality of the current portfolio while seeking to increase loan growth. The lending staff regularly monitors the loan portfolio and adheres to a well-designed credit risk assessment process. In spite of these efforts, the Bank is still exposed to credit risk.

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

At September 30, 2016, the allowance for loan losses totaled $1.6 million; nearly the same as at year-end 2015. The allowance for loan loss decreased by $47,000 and is the result of charge-offs of $153,000 and recoveries of $106,000 for the first nine months of 2016. At September 30, 2016, the ratio of allowance to gross loans outstanding was 1.24% compared to 1.36% at year-end 2015. The decrease was attributable to an increase in loan balances and a decrease in net charge-offs in the first nine months of 2016, which resulted in lower historical loss factors.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016		December 31, 2015
		Percent of		Percent of
		Loans in Each		Loans in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Balance at End of Period
Applicable to:
Commercial	$560,564	37.1%	$522,558	39.3%
Commercial Real Estate	510,770	43.8	432,145	41.2
Consumer	248,044	5.3	322,185	5.6
Residential	200,937	13.8	210,653	13.9
Unallocated	104,403	N/A	183,875	N/A
Total	$1,624,718	100.0%	$1,671,416	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.88% at September 30, 2016, a decrease of one basis point from year-end 2015.  At September 30, 2016, there was approximately $104,000 of unallocated reserves in the allowance for loan losses while unallocated reserves were approximately $184,000 at December 31, 2015. In the second quarter of 2016, a portion of the unallocated reserves were used to increase the specific allocation of an individually identified loan.

At September 30, 2016, the allowance contained $435,000 in specific allocations for impaired loans whereas at December 31, 2015 there was $465,000 specifically allocated. In total, there was $8.1 million of recorded investment on impaired loans at September 30, 2016 compared to $8.7 million at year-end 2015. In the first three quarters of 2016, several specifically identified loans were charged off; one of the loans carried a specific allocation of $50,000 at year-end 2015.

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 15 impaired loans requiring no reserve at September 30, 2016. At September 30, 2016, the recorded investment on impaired loans requiring no reserves was $6.7 million, or 83% of the recorded investment of specifically identified loans. This outcome is similar to $7.0 million requiring no reserves at year-end 2015 or 81% of the recorded investment of specifically identified loans.

Specifically identified loans requiring reserves had a recorded investment of $1.4 million September 30, 2016 and $1.7 million at year-end 2015. The decrease is partially a result of the charge-offs on specifically identified loans occurring since year-end 2015.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. Overall from year-end 2015 to September 30, 2016, the recorded investment in accruing past due and non-accrual loans changed significantly. The recorded investment in past due loans still accruing interest decreased by $377,000 and the recorded investment in non-accrual loans decreased by $1.0 million.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The recorded investment of accruing loans past due 30-59 days was $180,000 at September 30, 2016; a $271,000 decrease since December 31, 2015. There were five loans past due 30-59 days at September 30, 2016. Substantially all of the amount was associated with one loan with a recorded investment of $157,000 which matured and the renewal was not completed until after September 30.

There were no loans past due 60-89 days still accruing interest at September 30, 2016 compared to a recorded investment of $106,000 at December 31, 2015.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either September 30, 2016 or December 31, 2015.

Although the Bank’s loan payment delinquency is low in both recorded investment and number of loans, the credit review process will continue to be stringent. Of course, it is possible that past due loan payments could fluctuate in future periods despite these efforts.

The recorded investment of non-accrual loans totaled $144,000 at September 30, 2016; down $1.0 million from year-end 2015. The reduction was primarily concentrated in three loans. Two loans were remediated and returned to an accruing status and two loans were charged off and the real estate collateral was moved to foreclosed assets. There are four non-accrual notes remaining at September 30, 2016 and none are secured by undeveloped real estate. At September 30, 2016, there were specific allocations of $72,000 in the allowance for any estimated collateral deficiency on non-accrual loans.

There were net charge-offs of $47,000 for the first nine months of 2016 and the ratio of annualized net charge-offs was 0.05% to average loans. For the first nine months of 2015, there were net loan charge-offs of $262,000 and a ratio of annualized net charge-offs to average loans of 0.27%.

There were net charge-offs of $14,000 for the third quarter of 2016 and a ratio of annualized net charge-offs to average loans of 0.04%. For the third quarter of 2015, there were net recoveries of $143,000.

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

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2016 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$6,889,409	$12,284,806	$18,658,364	$10,909,553	$48,742,132
Commercial Real Estate:
General	2,611,127	9,374,596	32,079,459	6,637,537	50,702,719
Construction	1,678,701	1,012,893	3,048,905	1,151,620	6,892,119
Consumer:
Lines of credit	83,276	173,123	2,284,180	2,771,642	5,312,221
Other	42,333	70,780	839,415	253,503	1,206,031
Credit card	52,783	163,060	248,535	0	464,378
Residential	1,818,554	993,468	2,334	15,362,415	18,176,771
	$13,176,183	$24,072,726	$57,161,192	$37,086,270	$131,496,371
Loans at fixed rates	$5,251,754	$8,968,845	$45,191,135	$25,100,039	$84,511,773
Loans at variable rates	7,924,429	15,103,881	11,970,057	11,986,231	46,984,598
	$13,176,183	$24,072,726	$57,161,192	$37,086,270	$131,496,371

At September 30, 2016, 64% of the Bank’s loan balances carried a fixed rate and 36% carried a floating rate. Since 2008, the Bank’s concentration of fixed rate loans has been increasing. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. As a result of the current mix of the loan portfolio, management will be challenged to improve loan income in a rising rate environment.

The maturity distribution of the loan portfolio has lengthened over the last several years but still remains at a level which is within the parameters determined to be acceptable by management. At September 30, 2016, approximately 28% of the entire loan portfolio had a contractual maturity longer than five years; the same as year-end 2015. To control extension risk, management tries to ensure that loans with a longer contractual maturity are either floating rate or have a repricing or balloon date that is much shorter than the amortization period. Over 40% of the loans in the greater than five year contractual maturity category are residential mortgage loans. Statistically, loans of this type do not normally remain on the books until maturity as a result of customer repricing opportunities or changes in circumstance. Additionally, the mortgage staff remains focused on originating loans saleable into the secondary market, thus minimizing the number that is booked into the held for investment portfolio. Another 33% of the total of loans with a contractual maturity of five years or more are guaranteed by government sponsored agencies; Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”). Of these loans, 97% are either variable rate or have a scheduled rate reset within five years, minimizing the extension risk.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreclosed assets were $1.7 million at September 30, 2016; down over $512,000 since December 31, 2015. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were four property and six lot sales during the first nine months of 2016. The net gain realized on these sales was $168,000. Two properties were added in the first three quarters of 2016. At September 30, 2016, foreclosed assets consisted of 19 real estate holdings, two fewer than at December 31, 2015.

Deposit balances were $157.7 million at September 30, 2016 down from $161.2 million at December 31, 2015. The decline in deposit balances was due to a $9.3 million decrease in time deposits since year-end 2015; essentially all of which were internet time deposits. The time deposit portfolio was deliberately contracted in an effort to reduce excess liquidity at the FRB. All other deposit categories increased from year-end 2015 to September 30, 2016; the largest being demand deposits which rose $4.3 million. The increase is in all categories is primarily from existing customers increasing their account balance since year-end 2015.

Repurchase agreement balances were $4.9 million at both September 30, 2016 and December 31, 2015.

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

Accrued interest expenses and other liabilities decreased $696,000 since year-end 2015. The decrease is mainly attributable to the Company’s repayment of deferred and overdue interest on its subordinated debentures. On March 30, 2016, utilizing proceeds from the Rights Offering, the Company remitted an interest payment of approximately $722,000; $673,000 of accrued interest and $49,000 of interest on the deferred interest curing the interest payment default.

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments on its subordinated debentures in order to preserve its cash for general operations and potential capital support for the Bank as it grows. As such, it is expected that the accrued interest balance will increase during the deferral period. The deferral of interest does not constitute an event of default. The accrued and unpaid interest was $64,000 at September 30, 2016.

Shareholders’ equity was approximately $14.1 million on September 30, 2016. On December 31, 2015, the balance was $7.6 million. The net increase of $6.5 million was made up of $6.3 million of new capital from common stock transactions, earnings of $99,000 and accumulated other comprehensive income (security market value adjustments) of $117,000.

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

Total shares outstanding at September 30, 2016 were 4,101,664 compared to 1,468,800 at December 31, 2015. The book value per share was $3.44 at September 30, 2016 compared to $5.15 at December 31, 2015.

The largest portion of the Rights Offering proceeds was used to contribute capital to the Bank. On March 31, 2016, the Company contributed $3.35 million of capital to the Bank. As a result, the Bank’s regulatory capital ratio rose to a level of well capitalized according to prompt corrective action guidance.  Although the Bank continues to be well capitalized, the Company made an additional capital contribution of $125,000 in the third quarter to support current and anticipated asset growth. At September 30, 2016, the Bank’s total risk-based capital ratio was 11.67% and its Tier 1 to average assets ratio was 8.03% compared to 9.46% and 6.12%, respectively, at December 31, 2015.

RESULTS OF OPERATIONS

There was net income of $99,000 recorded for the first three quarters of 2016. The corresponding basic and diluted income per share for the first nine months of 2016 were $0.03. Conversely in the first three quarters of 2015, there was a net loss of $402,000 stemming from a derivative valuation recognition of $427,000 recorded in the second quarter (see Note 12) and a professional services expense of $409,000 recorded in the third quarter which included a fee paid to a third party for assistance in renegotiating the Bank’s data processing contract. The third party’s fee for performing this service was based on the Bank’s imputed savings over the new contract. The basic and diluted loss per share for the first nine months of 2015 were $(0.27).

The Company had net income of $44,000 and basic and diluted earnings per share of $0.01 in the third quarter of 2016. Because of the above noted fee paid to a third party for negotiating the Bank’s data processing contract, the Company’s net loss recorded for the third quarter of 2015 was $202,000. The corresponding basic and diluted loss per share for the second quarter of 2015 were $(0.14).

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first nine months of 2016, the annualized return on the Company’s average total assets was 0.07% compared to (0.29)% for the first nine months of 2015. For the third quarter of 2016, the annualized return on the Company’s average assets was 0.09%. For the third quarter of 2015, the annualized return on the Company’s average total assets was (0.42)%.

The annualized return on the Company’s average equity was positive for the first nine months and third quarter of 2016 at levels of 1.10% and 1.26%, respectively. For the first nine months of 2015, the annualized return on the Company’s average equity was (6.65)% and was (10.22)% for the third quarter of 2015.

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was more for the first nine months of 2016 compared to the similar period in 2015 and the net interest margin was higher. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine Months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$18,469,639	$69,240	0.50%	$11,851,037	$21,571	0.24%
Securities	22,668,137	227,102	1.34	29,429,921	310,478	1.41
Loans (including held for sale and non accrual)	125,715,308	4,649,603	4.93	127,715,922	4,810,245	5.02
Total interest earning assets	166,853,084	4,945,945	3.95	168,996,880	5,142,294	4.06
Other assets	16,975,843			17,757,285
	$183,828,927			$186,754,165
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$123,884,523	$473,976	0.51%	$130,414,610	$512,758	0.52%
Repurchase agreements	4,068,536	12,520	0.41	5,931,630	19,726	0.44
Subordinated debentures and note payable	4,906,424	123,931	3.37	5,780,000	596,049	13.75
Total interest bearing liabilities	132,859,483	610,427	0.61	142,126,240	1,128,533	1.06
Non-interest-bearing deposits	38,147,565			35,478,467
Other liabilities	788,523			1,089,403
Shareholders’ Equity	12,033,356			8,060,055
	$183,828,927			$186,754,165
Net interest income (tax equivalent basis)		4,335,518			4,013,761
Net interest spread on earning assets (tax equivalent basis)			3.34%			3.00%
Net interest margin on earning assets (tax equivalent basis)			3.46%			3.17%
Average interest-earning assets to average interest-bearing liabilities			125.59%			118.91%
Tax equivalent adjustment		732			13,527
Net interest income		$4,334,786			$4,000,234

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest spread on average earning assets increased 34 basis points to 3.34% in the past twelve months. The net interest margin increased by 29 basis points and was 3.46% for the first nine months of 2016 compared to 3.17% for the first nine months of 2015. The net interest income for the first nine months of 2015 was $4.0 million compared to a figure of $4.3 million for the same nine months in 2016. The derivative valuation adjustment lowered 2015’s results by $427,000. Without the recognition, the net interest income would have been $105,000 more than the net interest figure for the first nine months of 2016. The reduction in net interest income is mostly due to fewer earning assets and a less profitable mix. For the first three quarters of 2016, average earning assets were $2.1 million less than the first three quarters of 2015 and the loan and investment portfolios were $8.7 million less while interest bearing deposits with other financial institutions, mainly the FRB, was $6.6 million more.

The average rate earned on interest earning assets was 3.95% for the nine month period ending September 30, 2016; an 11 basis point erosion compared to 4.06% for the same period in 2015. The decrease was primarily due to detrimental changes to the earning asset composition. Specifically, average investments were reduced by 23% and loans were reduced by 2%. Changes to the loan portfolio impacts net interest income more than anything else since it is the Company’s largest earning asset category. The $2.0 million reduction in the loan portfolio stemmed from customer repayments. In addition to a smaller loan portfolio, there was also a reduction in the yield. As the credit markets recover, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to retain current relationships and attract new ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. The average rate earned on the loan portfolio was 4.93% in the first three quarters of 2016, a reduction of nine basis points compared to the first three quarters of 2015. Lower rates are not being automatically offered on renewals or new business. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are used selectively based on the risk characteristics of the credit.

Without the additional $427,000 of interest expense on the note payable, the Company’s cost of funds for the first nine months of 2016 would have improved by five basis points when compared to the first nine months of 2015.

Driving the reduction, was the elimination of the Company’s note payable in the first quarter of 2016 (see Note 11). The note payable carried an interest rate of 8%. The Company continues to decrease the rate paid on interest bearing deposits by focusing on a reduction in the concentration of internet time deposits. In the first nine months of the year, internet time deposits decreased by $9.3 million. The average rate on these maturities was 0.84%.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2016 and 2015 is in the table below.

	Three Months ended September 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$21,556,681	$27,108	0.50%	$22,087,237	$13,796	0.25%
Securities	20,867,610	67,038	1.29	27,149,207	93,586	1.38
Loans (including held for sale
and non accrual)	127,856,117	1,553,794	4.86	124,809,078	1,549,915	4.97
Total interest earning assets	170,280,408	1,647,940	3.87	174,045,522	1,657,297	3.81
Other assets	16,922,812			18,140,307
	$187,203,220			$192,185,829
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$121,770,387	$155,127	0.51%	$134,751,246	$176,666	0.52%
Repurchase agreements	4,161,666	4,221	0.41	4,699,204	5,019	0.43
Subordinated debentures and note payable	4,500,000	32,037	2.85	5,780,000	57,359	3.97
Total interest bearing liabilities	130,432,053	191,385	0.59	145,230,450	239,044	0.66
Non-interest-bearing deposits	42,173,645			37,538,607
Other liabilities	491,035			1,513,297
Shareholders’ Equity	14,106,487			7,903,475
	$187,203,220			$192,185,829
Net interest income (tax equivalent basis)		1,456,555			1,418,253
Net interest spread on earning assets (tax equivalent basis)			3.28%			3.15%
Net interest margin on earning assets (tax equivalent basis)			3.42%			3.26%
Average interest-earning assets to average interest-bearing liabilities			130.55%			119.84%
Tax equivalent adjustment		0			3,658
Net interest income		$1,456,555			$1,414,595

Net interest income increased $42,000 in the third quarter of 2016 over the similar period in 2015. Similarly, both the net interest spread and net interest margin increased. The net interest spread was 3.28% for the third quarter of 2016; increasing 13 basis points compared to the third quarter in 2015. The net interest margin for the third quarter of 2016 was 3.42% compared to 3.26% for the third quarter of 2015.

The yield on earning assets rose six basis points between the third quarter of 2016 and the third quarter in 2015. The rate on interest bearing deposits at other financial institutions doubled; increasing from 25 basis points a year ago to 50 basis points for all quarters of 2016. In December 2015, the Federal Open Market Committee (FOMC) of the Federal Reserve System raised the Federal Funds Rate 25 basis points. Another factor in the improvement is an increase in the concentration of loans relative to total earning assets. Loans are the highest earning asset category. In the third quarter of 2016 loans represented 75% of earning assets while in the third quarter of 2015 the amount was 72%. The gain came mostly from a reduction in the investment portfolio.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate paid on interest bearing liabilities improved seven basis points between the two quarters. The average rate paid on interest bearing liabilities was 66 basis points for the third quarter of 2015 but was 59 basis points for the third quarter of 2016. The third quarter cost of funds benefited from the elimination of the 8% note payable in the first quarter of 2016. The blended rate paid on subordinated debentures and note payable was 112 basis points lower in the third quarter of 2016.

Management expects the Company’s net interest margin to increase in the last quarter of 2016. Extra liquidity in interest bearing deposits with other financial institutions will decline as the Bank funds loans and repays maturing internet time deposits. If implemented as planned, these tactics should provide a favorable movement in the concentration of earning assets as well as lower the Company’s cost of funds.

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

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2016 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$14,096,520	$0	$0	$0	$14,096,520
Securities (including FHLB stock)	3,768,898	6,214,817	9,280,124	144,733	19,408,572
Loans held for sale	0	0	0	0	0
Loans	49,730,794	14,447,525	48,493,432	18,824,620	131,496,371
	67,596,212	20,662,342	57,773,556	18,969,353	165,001,463
Interest-bearing liabilities
Savings and checking	84,656,075	0	0	0	84,656,075
Time deposits <$100,000	5,802,971	5,933,694	7,825,490	0	19,562,155
Time deposits >$100,000	1,223,692	3,701,235	5,037,164	0	9,962,091
Repurchase agreements and Federal funds purchased	4,853,589	0	0	0	4,853,589
Notes payable and other borrowings	4,500,000	0	0	0	4,500,000
	101,036,327	9,634,929	12,862,654	0	123,533,910
Net asset (liability) repricing gap	$(33,440,115)	$11,027,413	$44,910,902	$18,969,353	$41,467,553
Cumulative net asset (liability) repricing gap	$(33,440,115)	$(22,412,702)	$22,498,200	$41,467,553

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Recent interpretation of the information from the FOMC of the Federal Reserve System has leaned towards raising rates; because the Company’s gap position is negative, there will likely be a negative effect on net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames. The local market rates often play a large part in the movement of rates on liabilities.

There was no provision for loan losses for the first nine months of 2016 or 2015. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first nine months of 2016 was essentially $1.2 million for both periods with just a $41,000 net difference between the two period ends. The category changing the most for the first three quarters of 2016 as compared to 2015 was revenue from service charge on deposit accounts. Service charge income was $89,000 less for the first nine months of 2016. Fees from overdrafts were $78,000 less in the first three quarters of 2016 compared to the same three quarters in 2015. Overdraft revenue has been declining since 2015. There are many reasons surrounding the reduction, including a stronger local economy. Management is currently reviewing other deposit account fees to see if anything can be changed to help replace the declining revenue from overdrafts.

Conversely, gains from the sale of residential mortgage loans and foreclosed properties were more in the first three quarters of 2016 compared to the first three quarters of 2015. The Bank hired an additional mortgage lender in the first quarter of 2016. As a result of this increase in resources, the Bank’s gain on the sale of mortgage loans was $121,000 for the first nine months of 2016; $26,000 more than the gains of $95,000 recorded for the same period in 2015. Likewise, gains on the sale of foreclosed properties were $168,000 for the first three quarters of 2016 compared to $147,000 for the similar period in 2015. Although the benefit from this revenue is helpful, foreclosed asset gains are not predictable and will likely decline as the Bank’s inventory of foreclosed properties diminishes.

Non-interest income for the third quarter of 2016 was $374,000 compared to $426,000 of non-interest income in the third quarter of 2015. Service charges on deposit accounts experienced a decrease of $35,000 in overdraft fees. Additionally, gains on foreclosed properties were $17,000 less. Other non-interest income was $23,000 less due to a reduction in brokerage income. In 2015, there were several new account sales that netted large commissions.

Non-interest expenses for the first three quarters of 2016 were $5.4 million; $460,000 less than the total for the first three quarters of 2015. Data processing expenses were $370,000 for the first three quarters of 2016. These expenses were $471,000 in the first three quarters of 2015. Late in the second quarter of 2015, the Bank renegotiated its core data processing contract. The lower fee schedule began in the third quarter of 2015 and will be in effect for 72 months. The first three quarters of 2016 reflected a $98,000 savings over the same period in 2015 due to the new fee schedule. Management anticipates that the savings over the life of the contract will be over $1.8 million at the Bank’s current size and mix of electronic products. These savings could be offset by growth in the customer base as well as the addition of new technology.

Professional services expenses for the first nine months of 2016 were $307,000 compared to $590,000 for the first nine months of 2015. In the third quarter of 2015, the Bank paid a $319,000 fee to a third party to negotiate its data processing contract. The fee for performing this service was based on the imputed savings over the life of the contract; estimated to be over $1.8 million over 72 months. In 2016, the Bank’s audit expense increased compared to prior years a portion of which was related to additional audit work required to restate its 2014 audited financial statements.

Foreclosed asset impairments were $135,000 for the first three quarters of 2016. Foreclosed asset impairments were $78,000 for the first three quarters of 2015. The $57,000 increase in this category was mostly associated with a $58,000 reduction on a single property. The decline was based on a value arrived at through a professional appraisal. The other impairments making up the total expense for the first nine months of the year are smaller and spread over a variety of properties.

COMMUNITY SHORES BANK CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FDIC insurance expenses were $173,000 for the first three quarters of 2016 and $274,000 for the first three quarters of 2015. The $101,000 reduction in the Bank’s FDIC premium accruals was due to a strengthened regulatory capital position and improved risk profile as well as a change in the FDIC’s assessment process.

The FDIC assessment calculation changed on June 30, 2016 because the Deposit Insurance Fund Reserve Ratio rose to a target level triggering the FDIC to make three major changes to deposit insurance assessments. The changes involved creating three tiers of assessment rates; one for newly established banks; one for banks over $10 billion in consolidated assets and one for banks up to $10 billion in consolidated assets. The revised rates for small banks equated to lower premium assessments beginning in the third quarter of 2016. It is anticipated that the Bank would save roughly $18,000 per quarter based on its size at September 30, 2016.

Non-interest expenses for the third quarter of 2016 were $1.8 million and were $2.1 million for the third quarter of 2015. The largest item contributing to the $383,000 reduction occurred in the professional services category. In 2015, when professional services totaled $409,000 for the quarter, there was a third party vendor fee of $319,000 paid. As described above, the fee was related to the renegotiation of the Bank’s data processing contract.

Similar to the differences noted above in the discussion of the nine month results of 2016 compared to that of 2015, there were third quarter increases in foreclosed asset impairments and decreases in FDIC insurance expenses. Foreclosed asset impairments were $35,000 more for the third quarter of 2016 compared to the third quarter of 2015 and FDIC insurance expenses were $26,000 less when comparing the same periods.

Other non-interest expenses were $225,000 for the third quarter of 2016; $58,000 less than the third quarter of 2015 when other non-interest expenses were $283,000. More than 50% of the reduction in this category was associated with a decline in expenses incurred to administrate non-performing loans. These expenses decreased $30,000 when comparing the two quarters. As the Bank’s credit quality improves and the number of properties decline, this trend would be expected.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY SHORES BANK CORPORATION

November 14, 2016	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 14, 2016	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 67 -