Form 10-K
period 2016-12-31
COMMUNITY SHORES BANK CORP
filed 2017-03-30
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock, and number of shares held, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,568,000.

As of March 10, 2017, there were issued and outstanding 4,101,664 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II	Portions of the 2016 annual report to shareholders.
Part III	Portions of the registrants definitive proxy statement for its Annual Meeting of shareholders to be held on or about May 24, 2017 (the “Proxy Statement”) are incorporated by reference in Part III herein. The registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report on Form 10-K.

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

The Company's main office is located at 1030 W. Norton Avenue, Muskegon, Michigan, 49441 and its telephone number is (231) 780-1800.

Recent Developments

In the first quarter of 2016, the Company successfully completed a Rights Offering which commenced in the fourth quarter of 2015 and a concurrent private placement (See Note 12). On March 28, 2016, after receiving Federal Reserve Bank of Chicago (“FRB”) approval to repay the interest due on the Company’s subordinated debentures and to increase the ownership percentages of certain investors in relation to the guidelines of the FRB Change in Bank Control Act, the Company received gross proceeds of approximately $5.0 million from these two transactions. On the same date, the Company’s note payable with 1030 Norton LLC converted to 670,153 common shares, relieving the Company of any future interest payments. Two days later, on March 30, 2016, the Company repaid $722,000 of interest on its subordinated debentures and brought its obligations current. Finally, on March 31, 2016, the Company contributed $3.35 million of new capital into the Bank, enhancing its regulatory capital position.

In light of the improvements to the Company’s financial condition and the strengthened capital position of the Bank as a result of the capital raise, the FRB publicly announced the termination of its Written Agreement with the Company on March 16, 2017. The Written Agreement was included as Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2010.

Going forward, the FRB has requested that the Company obtain written approval at 30 days prior to declaring or paying a dividend on any class of its stock; increasing its debt, including the issuance of trust preferred securities; or redeeming any Company stock.

Products and Services

The Bank offers a broad range of deposit services, including checking accounts, savings accounts and time deposits of various types. Transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. Electronic banking services such as ACH, online bill pay, mobile banking, including mobile capture, are offered to both personal and business customers. All qualified deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, schools, associations, churches, nonprofit organizations, financial institutions and government authorities. The Bank also uses alternative funding sources as needed, including advances from the Federal Home Loan Bank and obtaining deposits through an internet deposit listing service. Additionally, the Bank makes available mutual funds, annuities and brokerage services, which are not FDIC insured, through a networking arrangement with Cetera Advisor Networks LLC (Cetera).

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

Competition

The Company’s primary market area is Muskegon County and Northern Ottawa County, Michigan, and may include contiguous counties as well. Northern Ottawa County primarily consists of the cities of Grand Haven, Ferrysburg, Spring Lake and the townships surrounding these areas. There are a number of banks, thrifts and credit union offices located in the Company’s market area. Most are branches of larger financial institutions with the exception of some credit unions. Competition with the Company also comes from other areas such as finance companies, insurance companies, mortgage companies, brokerage firms and other providers of financial services. Most of the Company’s competitors have been in business a number of years longer than the Company and, for the most part, have established customer bases. The Company competes with these older institutions, through its ability to provide quality customer service, along with competitive products and services.

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

Regulation and Supervision

Banks and bank holding companies, among other financial institutions are regulated under federal and state law. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd Frank Act, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes Oxley Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. Our growth and earnings performance may be impacted by the statues administrated by, and the regulations and policies of, various governmental regulatory authorities. Those regulatory authorities include, but are not limited to, the FRB, the FDIC, the Michigan Department of Insurance and Financial Services, the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies, and any changes thereto, can be significant and cannot necessarily be predicted.

As a bank holding company under the Bank Holding Company Act, the Company is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. The Company is also subject to examination by the Federal Reserve Board.

The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing discount securities brokerage services for customers. With the exception of the activities of the Mortgage Company and the third party arrangements with Lakeshore Employee Benefits and Cetera discussed above, neither the Company nor any of its subsidiaries engages in any of the non-banking activities listed above.

The Bank is subject to restrictions imposed by federal law and state law and regulation. Among other things, these restrictions apply to any extension of credit to the Company or its other subsidiaries, to investments in stock or other securities issued by the Company, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, the Company or its other subsidiaries. Federal law restricts the ability of the Company or its other subsidiaries to borrow from the Bank by limiting the aggregate amount that may be borrowed and by requiring that all the loans be secured in designated amounts by specified forms of collateral. Michigan banking laws place restrictions on various aspects of banking, including branching, payment of dividends, loan interest rates and capital and surplus requirements.

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

The Board of Directors has the maximum lending authority permitted by law. However, generally, the loan policy establishes an "in house" limit slightly lower than the actual legal lending limit. The Bank's “in house” limit, as of December 31, 2016, was approximately $4,000,000, subject to a higher legal lending limit of approximately $5,327,500 in specific cases with approval by two-thirds of the Bank's Board of Directors. Under Michigan banking law, these amounts would change if the Bank's capital and surplus changed.

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

Loan Portfolio Quality

The Bank hires an independent accounting firm to help management monitor and validate their ongoing assessment of the credit quality of the Bank’s loan portfolio. The independent firm accomplishes this through a sampling of loans in the portfolio. The 2016 assessment included a sampling of loans from the commercial and commercial real estate portfolios. Retail loans were not reviewed in the 2016 due to the smaller overall concentration. The independent accounting firm also evaluates the loan underwriting, loan approval, loan monitoring, loan documentation, and problem loan administration practices of the Bank. For 2016, the loan review occurred in the fourth quarter.

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

Employees

As of December 31, 2016, the Bank had 51 full-time and 23 part-time employees. No Bank employees are represented by collective bargaining agents.

Selected Statistical Data and Return on Equity and Assets

Selected statistical data for the Company is shown for 2016 and 2015.

Consolidated Results of Operations:

	2016		2015
Interest income	$6,708,097		$6,869,577
Interest expense	795,217		1,359,941 [2]
Net interest income	5,912,880		5,509,636
Provision for loan losses	0		0
Non interest income	1,580,559		1,659,594
Non interest expense	7,251,193		7,835,449
Income (loss) before income tax expense (benefit)	242,246		(666,219)
Income tax expense (benefit)	79,118		(226,515)
Net income (loss)	$163,128		$(439,704)

Consolidated Balance Sheet Data:
	December 31, 2016		December 31, 2015
Total assets	$191,409,709		$181,021,300
Cash and cash equivalents	20,982,175		17,899,952
Term deposit	100,000		0
Securities	15,765,764		25,209,733
Loans held for sale	128,000		0
Gross loans	140,824,584		122,741,728
Allowance for loan losses	1,611,820		1,671,416
Other assets	15,221,006		16,841,303

Deposits	167,723,310		161,181,639
Repurchase agreements	4,639,766		4,921,023
Notes payable	0		1,280,000
Subordinated debentures	4,500,000		4,500,000
Derivative liability	0		426,667
Other	485,153		1,149,544

Shareholders’ equity	14,061,480	[1]	7,562,427

1 Includes proceeds of $4,767,405 from the issuance of 1,962,711 shares in a capital raise – see Note 12 to the Consolidated Financial statements.

2 Includes derivative recognition of ($426,667) or ($0.29) per share – see Note 11 to the Consolidated Financial Statements.

Consolidated Financial Ratios:

	2016		2015
Return (loss) on average assets	0.09%		(0.24	)[2]%
Return (loss) on average shareholders’ equity	1.30	[1]	(5.50)[2]
Average equity to average assets	6.85	[1]	4.29	[2]
Net interest margin	3.55		3.28

Dividend payout ratio	N/A		N/A

Non performing loans to total loans and leases	1.03		1.42

Bank Only:
Tier 1 leverage capital ratio	8.30		6.12
Tier 1 leverage risk-based capital ratio	10.03		8.22
Total risk-based capital ratio	11.12		9.46

Per Share Data:

Net Income (loss):
Basic	$0.05	[1]	$(0.30)[2]
Diluted	0.05	[1]	(0.30)[2]

Book value at end of period	3.43	[1]	5.15
Dividends declared	N/A		N/A
Basic average shares outstanding	3,475,819	[1]	1,468,800
Diluted average shares outstanding	3,476,721	[1]	1,468,800

Net Interest Earnings

A table demonstrating the net interest earnings of the Company for 2016 and 2015 and a discussion of net interest earnings are incorporated here by reference to Management’s Discussion and Analysis at pages 14 through 22 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

1 Includes proceeds of $4,767,405 from the issuance of 1,962,711 shares in a capital raise – see Note 12 to the Consolidated Financial statements.

2 Includes derivative recognition of ($426,667) or ($0.29) per share – see Note 11 to the Consolidated Financial Statements.

Rate Volume Analysis

	Year ended December 31, 2016 over 2015			Year ended December 31, 2015 over 2014
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Federal funds sold and interest-bearing deposits with banks	$50,342	$8,508	$41,834	$(6,197)	$(8,086)	$1,889
Securities	(96,868)	(89,364)	(7,504)	(70,267)	(43,070)	(27,197)
Loans[1]	(114,954)	101,131	(216,085)	(290,448)	(246,111)	(44,337)
Net change in interest income	(161,480)	20,275	(181,755)	(366,912)	(297,267)	(69,645)
Increase (decrease) in interest expense
Interest-bearing deposits	(61,312)	(136,582)	75,270	(127,000)	(138,722)	11,722
Repurchase agreements	(6,791)	(5,272)	(1,519)	(24,147)	(17,648)	(6,499)
Subordinated debentures, notes payable and FHLB advances	(496,621)	(95,541)	(401,080)	432,898	0	432,898
Net change in interest expense	(564,724)	(237,395)	(327,329)	281,751	(156,370)	438,121
Net change in net interest income	$403,244	$257,670	$145,574	$(648,663)	$(140,897)	$(507,766)

Investment Portfolio

The composition of the investment portfolio is detailed in the table below.

	Balance at	Balance at
	December 31, 2016	December 31, 2015
US Treasury	$504,766	$1,511,328
U.S. Government and federal agency	6,479,977	11,544,620
Municipals	0	710,966
Mortgage-backed and collateralized mortgage obligations– residential	8,781,021	11,442,819
	$15,765,764	$25,209,733

1 Includes loans held for sale and non-accrual loans.

Investment Portfolio (continued)

The maturity schedule of the Company’s investment portfolio as well as the weighted average yield for each timeframe is included in the table below.

2016	One Yr or Less	1 - 5 Years	Over 5 Years	Total
US Treasury	$504,766	$0	$0	$504,766
U.S. Government and federal agency	5,480,399	999,578	0	6,479,977
Mortgage-backed and collateralized mortgage obligations– residential	0	0	8,781,021	8,781,021
	$5,985,165	$999,578	$8,781,021	$15,765,764
Weighted Average Yield	1.08%	1.12%	1.69%	1.41%

Yields on tax exempt obligations have not been computed on a tax equivalent basis.

The table below lists the security issuers in which the aggregate holding exceeds 10% of the Bank’s stockholders’ equity as of December 31, 2016.

Issuer	Book Value	Market Value
FNMA	3,414,221	3,430,864
FHLMC	3,299,410	3,293,320
FHLB	2,470,143	2,475,652
FFCB	2,000,257	2,003,310
GNMA	4,112,596	4,057,853

Loan Portfolio

The composition of the loan portfolio for each period is detailed in the following table.

	December 31, 2016		December 31, 2015
	Balance	%	Balance	%
Commercial	$50,789,175	36.1	$48,237,522	39.3
Real estate – Commercial	63,795,736	45.3	50,516,201	41.2
Real estate – Residential	16,402,369	11.6	15,208,123	12.4
Real estate – Construction	2,251,675	1.6	1,843,028	1.5
Consumer	7,585,629	5.4	6,936,854	5.6
	140,824,584	100	122,741,728	100
Less allowance for loan losses	1,611,820		1,671,416
	$139,212,764		$121,070,312

The non-accrual, past due and restructured loans as of the end of each period are reported below.

	December 31,
	2016	2015
Loans on nonaccrual status	$123,000	$1,188,000
Loans 90 days or more past due and accruing interest	0	0
Loans not included above which are troubled debt restructurings	8,453,000	6,720,000
	$8,576,000	$7,908,000

Loan Portfolio (continued)

Included below is the 2016 and 2015 interest information on impaired loans.

	2016	2015
Average of impaired loans during the year	$8,360,445	$8,607,195
Interest income recognized during impairment	327,782	298,586
Cash-basis interest income recognized	310,004	293,951

Below are two tables that summarize the activity in and the allocation of the Allowance for Loan Losses.

Activity in the Allowance for Loan Losses:

	December 31,	December 31,
	2016	2015
Beginning Balance	$1,671,416	$1,978,172
Charge-offs
Commercial	(87,435)	0
Real Estate - Commercial	(21,871)	(469,041)
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	(64,294)	(36,755)
	(173,600)	(505,796)
Recoveries
Commercial	50,953	47,350
Real Estate - Commercial	25,710	33
Real Estate - Residential	0	0
Real Estate - Construction	0	0
Consumer	37,341	151,657
	114,004	199,040
Net Charge-offs	(59,596)	(306,756)
Provision charged against operating expense	0	0
Ending Balance	$1,611,820	$1,671,416

Loan Portfolio (continued)

Allocation of the Allowance for Loan Losses:

	2016		2015
		% of		% of
		Loans in		Loans in
		Each		Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
Balance at End of Period Applicable To:
Commercial	$617,002	36.1%	$522,558	39.3%
Real estate – Commercial	459,805	45.3	432,145	41.2
Real estate – Residential	185,974	11.6	194,987	12.4
Real estate – Construction	17,338	1.6	15,666	1.5
Consumer	259,194	5.4	322,185	5.6
Unallocated	72,507	0.0	183,875	0.0
Total	$1,611,820	100%	$1,671,416	100%

As of all period ends, all loans in the portfolio were domestic; there were no foreign outstandings. For further discussion of the risk elements of the portfolio and the factors considered in determining the amount of the allowance for loan losses see information in Management’s Discussion and Analysis on pages 6 through 10 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this report.

For a table summarizing the scheduled maturities and interest rate sensitivity of the Company’s loan portfolio see the table and information in Management’s Discussion and Analysis on pages 23 through 25 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

Deposits

The table below represents the average balance of deposits by category as well as the average rate.

Deposits in Domestic Bank Offices:

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	2016	2016	2015	2015
Non Interest Bearing Demand	$39,450,947	N/A	$36,095,318	N/A
Interest Bearing Demand	62,209,401	0.32%	58,330,795	0.28%
Savings	26,858,828	0.47	16,548,465	0.39
Time Deposits	32,713,269	0.89	54,755,982	0.83
Total	$161,232,445	0.51%	$165,730,560	0.52%

The Company had no foreign banking offices at December 31, 2016.

The table below represents the maturity distribution of time deposits of $100,000 or more at December 31, 2016.

Over Six
		Over Three	Through	Over
	Within Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
Time Deposits > $100,000	$1,185,715	$1,485,142	$2,569,919	$3,751,862	$8,992,638

Short-term Borrowings

On December 31, 2016 and 2015, the Company’s short-term borrowings outstanding consisted entirely of repurchase agreements. The Company utilized its line of credit with the FHLB one time during fiscal year 2016. Repurchase agreements are advances by customers that are not covered by federal deposit insurance. This obligation of the Bank is secured by bank-owned securities held by a third-party safekeeping agent.

Details of the Company’s holdings for each period are as follows:

	Repurchase	Borrowings
	Agreements	from FHLB
Outstanding at December 31, 2016	$4,639,766	$0
Average interest rate at year end	0.40%	0%
Average balance during year	4,283,900	273
Average interest rate during year	0.41%	0.34%
Maximum month end balance during year	5,382,709	0

Outstanding at December 31, 2015	$4,921,023	$0
Average interest rate at year end	0.42%	0%
Average balance during year	5,411,588	135,068
Average interest rate during year	0.44%	0.37%
Maximum month end balance during year	8,829,269	0

Interest Rate Sensitivity

The interest sensitivity of the Company’s consolidated balance sheet at December 31, 2016 and discussion of interest rate sensitivity are incorporated here by reference to Management’s Discussion and Analysis at pages 23 through 25 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The required information is listed under the caption “Stock Information” on pages 84-85 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 6. SELECTED FINANCIAL DATA

The required information is listed under the caption “Selected Financial Information” on the inside front cover of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The required information is shown under the caption “Management’s Discussion and Analysis” beginning on page 1 of the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is presented under the captions “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Changes in Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements,” as well as the Report of Independent Registered Public Accounting Firm, BDO USA LLP, dated March 30, 2017, in the 2016 Annual Report furnished to the Securities and Exchange Commission as Exhibit 13 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

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

Management of Community Shores Bank Corporation assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Dated: March 30, 2017

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

/s/ Tracey A. Welsh
Tracey A. Welsh
Senior Vice President, Chief Financial Officer and Treasurer

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information presented under the captions “Election of Directors-Information about Directors, Nominees and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated here by reference to the Company’s Proxy Statement to be filed within 120 days of December 31, 2016.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of the Company and its subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm dated March 29, 2017 – BDO USA, LLP

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Income – Years ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Not applicable

(b) Exhibits:

The Exhibit Index following the signature pager hereto is incorporated by reference under this item.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

COMMUNITY SHORES BANK CORPORATION

/s/ Heather D. Brolick
Heather D. Brolick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2017.

/s/ Gary F. Bogner	/s/ Bruce J. Essex
Gary F. Bogner, Chairman of the Board	Bruce J. Essex, Director
(non-officer)

/s/ Heather D. Brolick	/s/ Julie K. Greene
Heather D. Brolick, President, Chief Executive Officer and Director (principal executive officer)	Julie K. Greene, Director

/s/ Stanley L. Boelkins	/s/ Tracey A. Welsh
Stanley L. Boelkins, Director	Tracey A. Welsh, Senior Vice President, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ Robert L. Chandonnet
Robert L. Chandonnet, Vice Chairman of the Board (non-officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file no. 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s 8-K filed July 5, 2006 (SEC file no. 000-5166).

10.1	Junior Subordinated Indenture between Community Shores Bank Corporation and Deutsche Bank Trust Company Americas, as Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.20 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.2	Amended and Restated Trust Agreement among Community Shores Bank Corporation, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and The Administrative Trustees Named Herein as Administrative Trustees dated as of December 17, 2004 is incorporated by reference to exhibit 10.21 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.3	Guarantee Agreement between Community Shores Bank Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee dated as of December 17, 2004 is incorporated by reference to exhibit 10.22 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.4	Placement Agreement among Community Shores Bank Corporation, Community Shores Capital Trust I and Suntrust Capital Markets, Inc. dated as of December 17, 2004 is incorporated by reference to exhibit 10.23 of the Company’s December 31, 2004 Form 10-KSB (SEC file no. 000-51166).

10.5	Summary of Director Compensation Arrangement.*

10.6	Written Agreement dated December 16, 2010, effective December 16, 2010, by and between Community Shores Bank Corporation and the Federal Reserve Bank of Chicago is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed December 21, 2010 (SEC file no. 000-51166).

10.7	Convertible Secured Note Purchase Agreement, Note and Pledge Agreement between Community Shores Bank Corporation and 1030 Norton LLC dated March 20, 2013 is incorporated by reference to exhibit 10.2 of the Company’s Form 8-K filed March 25,2013 (SEC file no. 000-5166).

10.8	Amendment to Convertible Secured Note purchase Agreement dated March 18, 2015, incorporated by reference to exhibit 10.20 of the Company’s form 8-K (SEC file no. 000-5166) filed March 20, 2015.

10.9	Agreement between Fiserv Solutions, LLC. and Community Shores Bank dated June 11, 2015, incorporated by reference to exhibit 10.21 of the Company’s form 8-K (SEC file no. 000-51166) filed June 16, 2015.

10.10	Debt Conversion Agreement dated October 2, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 00-51166) filed October 2, 2015.

10.11	Director Share Purchase and Rights Offering Backstop Agreement dated October 2, 2015, incorporated by reference to exhibit 10.3 of the Company’s form 8-K (SEC file no. 000-51166) filed October 2, 2015.

10.12	Shareholder Share Purchase and Rights Offering Backstop Agreement dated October 2, 2015, incorporated by reference to exhibit 10.4 of the Company’s form 8-K (SEC file no. 000-51166) filed October 2, 2015.

10.13	Notification Terminating Consent Order effective December 16, 2015, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.

10.14	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Robert L. Chandonnet dated January 13, 2016, incorporated by reference to exhibit 10.1 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.

10.15	Supplemental Share Purchase Agreement between Community Shores Bank Corporation and Bruce J. Essex dated January 13, 2016, incorporated by reference to exhibit 10.2 of the Company’s form 8-K (SEC file no. 000-51166) filed January 4, 2016.

13	2016 Annual Report to Shareholders of the Company. Except for the portions of the 2016 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2016 Annual Report of the Company shall not be deemed filed as a part of this Annual Report on Form 10-K.

14	Code of Ethics

21	Subsidiaries of the registrant.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

