Form 10-Q
period 2017-03-31
COMMUNITY SHORES BANK CORP
filed 2017-05-15
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________to __________________________________

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

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

At May 15, 2017, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$2,450,158	$3,339,650
Interest-bearing deposits in other financial institutions	29,064,606	17,642,525
Cash and cash equivalents	31,514,764	20,982,175
Term deposit	100,000	100,000
Securities available for sale (at fair value)	18,182,447	15,765,764
Loans held for sale	0	128,000
Loans	139,596,491	140,824,584
Less: Allowance for loan losses	1,618,398	1,611,820
Net loans	137,978,093	139,212,764
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,401,125	8,486,355
Accrued interest receivable	397,639	393,444
Foreclosed assets	1,426,123	1,460,394
Net deferred tax asset	3,963,794	4,032,675
Other assets	623,936	547,638
Total assets	$202,888,421	$191,409,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$40,742,613	$46,893,163
Interest-bearing	138,201,411	120,830,147
Total deposits	178,944,024	167,723,310
Repurchase agreements	4,743,173	4,639,766
Subordinated debentures	4,500,000	4,500,000
Accrued expenses and other liabilities	502,185	485,153
Total liabilities	188,689,382	177,348,229
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 issued and outstanding at both March 31, 2017 and December 31, 2016	19,630,049	19,626,201
Accumulated deficit	(5,406,146)	(5,542,341)
Accumulated other comprehensive loss	(24,864)	(22,380)
Total shareholders’ equity	14,199,039	14,061,480
Total liabilities and shareholders’ equity	$202,888,421	$191,409,709

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Interest and dividend income
Loans, including fees	$1,663,094	$1,520,753
Securities (including FHLB dividends)	63,197	84,707
Federal funds sold and other income	47,185	19,876
Total interest and dividend income	1,773,476	1,625,336
Interest expense
Deposits	166,547	161,538
Repurchase agreements and other short-term debt	4,263	4,399
Federal Home Loan Bank advances and notes payable	36,146	60,477
Total interest expense	206,956	226,414
Net Interest Income	1,566,520	1,398,922
Provision for loan losses	0	0
Net Interest Income After Provision for Loan Losses	1,566,520	1,398,922
Non-interest income
Service charges on deposit accounts	111,362	121,890
Gain on sale of loans	88,340	33,701
Gain on sale of foreclosed assets	26,029	34,881
Other	191,516	191,840
Total non-interest income	417,247	382,312
Non-interest expense
Salaries and employee benefits	1,031,023	1,010,864
Occupancy	150,936	155,736
Furniture and equipment	88,767	87,997
Advertising	4,543	3,803
Data processing	123,418	118,521
Professional services	87,325	98,589
Foreclosed asset impairment	29,421	0
FDIC Insurance	38,333	67,113
Other	223,645	275,105
Total non-interest expense	1,777,411	1,817,728
Income (Loss) Before Federal Income Tax	206,356	(36,494)
Federal income tax expense (benefit)	70,161	(12,408)
Net Income (Loss)	$136,195	$(24,086)
Basic average shares outstanding	4,101,664	1,584,530
Diluted average shares outstanding	4,104,608	1,584,530
Basic earnings (loss) per share	$0.03	$(0.02)
Diluted earnings (loss) per share	$0.03	$(0.02)

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Net income (loss)	$136,195	$(24,086)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(3,764)	161,178
Less reclassification adjustments for unrealized gains later recognized in income	0	0
	(3,764)	161,178
Tax effect	1,280	(54,801)
Other comprehensive income (loss), net of tax	(2,484)	106,377
Comprehensive income	$133,711	$82,291

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,292,183			3,292,183
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion to common stock, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net loss			(24,086)		(24,086)
Other comprehensive income				106,377	106,377

Balance at March 31, 2016	4,101,664	19,627,967	(5,729,555)	77,582	13,975,994

Balance at January 1, 2017	4,101,664	19,626,201	(5,542,341)	(22,380)	14,061,480
Expense related to share-based compensation		3,848			3,848
Net income			136,195		136,195
Other comprehensive loss				(2,484)	(2,484)

Balance at March 31, 2017	4,101,664	$19,630,049	$(5,406,146)	$(24,864)	$14,199,039

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income (loss)	$136,195	$(24,086)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	88,851	92,981
Net amortization of securities	35,247	56,441
Net realized gain on sale of loans	(88,340)	(33,701)
Net realized gain on sale of foreclosed assets	(26,029)	(34,881)
Foreclosed asset impairment	29,421	0
Originations of loans for sale	(1,464,600)	(1,549,050)
Proceeds from loan sales	1,635,082	1,399,151
Deferred income tax expense (benefit)	70,161	(12,408)
Share based compensation	3,848	0
Net change in:
Accrued interest receivable and other assets	(80,492)	130,173
Accrued expenses and other liabilities	17,032	(698,654)
Net cash from (used in) operating activities	356,376	(674,034)
Cash flows from investing activities
Activity in available for sale securities:
Maturities, prepayments and calls	1,045,595	2,298,914
Purchases	(3,501,289)	0
Loan activity:
Loan originations and payments, net	789,453	(279,042)
Proceeds from the sale of the credit card portfolio	491,075	0
Additions to premises and equipment	(3,621)	(15,368)
Proceeds from the sale of foreclosed assets	30,879	246,438
Net cash from (used in) investing activities	(1,147,908)	2,250,942
Cash flows from financing activities
Net change in deposits	11,220,714	7,591,956
Repayment of note payable	0	(8)
Net change in repurchase agreements	103,407	(796,093)
Capital-raising activities
Proceeds from rights offering, net of issuance costs	0	3,292,183
Proceeds from private placement	0	1,477,501
Net cash from financing activities	11,324,121	11,565,539
Net change in cash and cash equivalents	10,532,589	13,142,447
Beginning cash and cash equivalents	20,982,175	17,899,952
Ending cash and cash equivalents	$31,514,764	$31,042,399
Supplemental cash flows information:
Cash paid during the period for interest	$189,754	$916,582
including derivative liability and net of taxes	0	1,561,592

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months ended March 31, 2017 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended March 31, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the period ended December 31, 2016. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first quarter of 2017.

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

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal and home equity lines of credit. The level of delinquencies and charge-off experienced directly impacts the general allocations to the consumer classes. Similar to the commercial segment, charge-off activity in the consumer segment has been lessening, thus reducing the calculated historical loss factor assigned to the general allocations.

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

There was no material change in these operating doctrines as of March 31, 2017.

ADOPTION OF NEW ACCOUNTING STANDARDS:

None

NEWLY ISSUED NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v)recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. At the July 9, 2015 FASB meeting, the FASB voted to delay the effective date by one year to January 1, 2018. The adoption of this guidance will not have a material impact because the core revenue of the Company, net interest income on financial assets and liabilities, is explicitly excluded from the scope of ASU 2014-09. The Company is currently reviewing the impact on non-interest income, but does not expect a significant effect on the Company’s results of operations.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The only financial instruments measured at fair value are the Company’s securities which have always been addressed separately in other comprehensive income so this guidance is not expected to have any material effect on the Company’s financial position or results of operations.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02 "Leases." From the lessee's perspective, the new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company owns all of its branch locations so the impact of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). This ASU addresses concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods. Out of the eight specific cash flow issues addressed by this guidance many are not relevant to the Company’s current operations. As such, the adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Previously, entities were allowed to amortize to contractual maturity or to call date. This ASU is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not currently own any callable debt securities so the adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS (Continued)

Other issued but not yet effective accounting standards were reviewed and management has concluded that none apply or will be material to the Company’s financial statements.

RECENT DEVELOPMENTS

The Company was subject to a Written Agreement with the Federal Reserve Bank of Chicago (“FRB”) beginning in December 2010 but in light of improvements to the Company’s financial condition and the strengthened capital position of the Bank as a result of the capital raise, the FRB terminated the Written Agreement on March 16, 2017.

Going forward, the FRB has requested that the Company obtain written approval at least 30 days prior to declaring or paying a dividend on any class of its stock; increasing its debt, including the issuance of trust preferred securities; or redeeming any Company stock.

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at March 31, 2017 and at December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value

US Treasury	$4,002,279	$806	$(1,757)	$4,001,328
US Government and federal agency	5,960,823	3,985	(616)	5,964,192
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	8,257,018	39,859	(79,950)	8,216,927
	$18,220,120	$44,650	$(82,323)	$18,182,447

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value

US Treasury	$503,045	$1,721	$0	$504,766
US Government and federal agency	6,469,467	10,657	(147)	6,479,977
Municipals	0	0	0	0
Mortgage-backed and collateralized mortgage obligations– residential	8,827,160	43,455	(89,594)	8,781,021
	$15,799,672	$55,833	$(89,741)	$15,765,764

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at March 31, 2017:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,963,075	$5,966,964
Due from one to five years	4,000,027	3,998,556
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	8,257,018	8,216,927
	$18,220,120	$18,182,447

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$3,004,297	$(1,757)	$0	$0	$3,004,297	$(1,757)
US Government and federal agency	951,950	(616)	0	0	951,950	(616)
Mortgage-backed and collateralized mortgage obligations - residential	5,221,577	(58,747)	1,014,047	(21,203)	6,235,624	(79,950)
	$9,177,824	$(61,120)	$1,014,047	$(21,203)	$10,191,871	$(82,323)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
US Government and federal agency	$499,633	$(147)	$0	$0	$499,633	$(147)
Mortgage-backed and collateralized mortgage obligations - residential	5,406,053	(69,170)	881,617	(20,424)	6,287,670	(89,594)
	$5,905,686	$(69,317)	$881,617	$(20,424)	$6,787,303	$(89,741)

No securities were sold in the three months ended March 31, 2017 or March 31, 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

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

At March 31, 2017 and December 31, 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae has the full faith and credit of the US government. Fannie Mae and Freddie Mac are highly rated by the rating agencies and although their debt is not guaranteed by the US government, the US government in 2008, acknowledged its commitment to support their financial health. At March 31, 2017, 25 debt securities had unrealized losses with aggregate depreciation of 0.80% from the amortized cost basis; four of the 25 had unrealized losses greater than 12 months.

Six of the 25 securities, which had an unrealized loss at March 31, 2017, are issued by government agencies and 19 are issued by government-sponsored entities. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at March 31, 2017 had a carrying amount of $14,686,955 and were pledged to secure public fund customers and customer repurchase agreements. Pledged securities at December 31, 2016 had a carrying amount of $14,266,378.

3.	LOANS

Outstanding loan balances by portfolio segment and class at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

Commercial	$48,387,087	$50,869,327
Commercial Real Estate:
General	60,893,535	55,412,701
Construction	4,345,936	8,383,035
Consumer:
Lines of credit	6,267,246	5,965,344
Other	1,137,623	1,169,365
Credit card	0	450,920
Residential	18,635,164	18,654,044
Net deferred loan fees	(70,100)	(80,152)
	139,596,491	140,824,584
Less: Allowance for loan losses	(1,618,398)	(1,611,820)
Loans, net	$137,978,093	$139,212,764

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three-month periods ended March 31, 2017 and 2016 by portfolio segment:

		Commercial
Three Months Ended March 31, 2017	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820
Charge-offs	0	0	(76)	0	0	(76)
Recoveries	5,400	0	1,254	0	0	6,654
Provision for loan losses	5,067	65,672	(41,364)[1,2,3]	(16,794)[4]	(12,581)	0
Ending balance	$627,469	$525,477	$219,008	$186,518	$59,926	$1,618,398

Three Months Ended March 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	0	0	(5,545)[5]	0	0	(5,545)
Recoveries	10,403	0	28,770 [5]	0	0	39,173
Provision for loan losses	23,313	21,093	(30,839)[5]	4,456	(18,023)	0
Ending balance	$556,274	$453,238	$314,571	$215,109	$165,852	$1,705,044

[1]	The sale of the credit card portfolio released loan loss reserves of $11,363.
[2]	The Bank annually updates its balances on watch list home equity loans. Since year-end 2016, the balances of these credits decline significantly which reduced the specific allocations by $23,038.
[3]	The loan loss reserves related to impaired consumer loans declined $9,727 since year-end 2016.
[4]	An updated appraisal was received on a specifically identified mortgage loan, which allowed the impaired loan to have zero allocation; releasing loan loss reserves of $18,289.
[5]	A negative loan loss provision was made in the first quarter due to net recoveries and a reduction in outstanding balances.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment[1]	$287,564	$62,334	$70,776	$40,815	$0	$461,489
Collectively evaluated for impairment	339,905	463,143	148,232	145,703	0	1,096,983
Unallocated	0	0	0	0	59,926	59,926
Total ending allowance balance	$627,469	$525,477	$219,008	$186,518	$59,926	$1,618,398

Loans:
Individually evaluated for impairment[1]	$1,367,131	$7,215,291	$127,875	$522,315	$0	$9,232,612
Collectively evaluated for impairment	47,109,057	58,124,755	7,300,829	18,162,488	0	130,697,129
Total ending loans balance	$48,476,188	$65,340,046	$7,428,704	$18,684,803	$0	$139,929,741

December 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment[1]	$268,274	$20,595	$80,503	$62,962	$0	$432,334
Collectively evaluated for impairment	348,728	439,210	178,691	140,350	0	1,106,979
Unallocated	0	0	0	0	72,507	72,507
Total ending allowance balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820

Loans:
Individually evaluated for impairment[1]	$2,294,672	$6,328,334	$165,174	$526,736	$0	$9,314,916
Collectively evaluated for impairment	48,666,710	57,560,977	7,448,194	18,176,652	0	131,852,533
Total ending loans balance	$50,961,382	$63,889,311	$7,613,368	$18,703,388	$0	$141,167,449

[1]	Loans that are specifically identified.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
March 31, 2017	Investment	Balance	Allowance	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$402,522	$401,250	$0	$735,835	$3,809	$2,570
Commercial Real Estate:
General	5,766,667	6,912,511	0	6,380,593	67,320	65,093
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	9,349	9,336	0	27,072	167	167
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	472,178	503,374	0	372,759	5,014	4,224
Subtotal	$6,650,716	$7,826,471	$0	$7,516,259	$76,310	$72,054
With an allowance recorded:
Commercial	$964,609	$969,924	$287,564	$963,409	$11,225	$5,857
Commercial Real Estate:
General	1,448,624	1,447,891	62,334	521,116	20,205	20,165
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	98,714	98,219	51,076	105,179	1,521	1,521
Other	19,812	19,700	19,700	19,966	367	367
Credit card	0	0	0	0	0	0
Residential	50,137	59,583	40,815	245,154	0	0
Subtotal	$2,581,896	$2,595,317	$461,489	$1,854,824	$33,318	$27,910
Total	$9,232,612	$10,421,788	$461,489	$9,371,083	$109,628	$99,964

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
December 31, 2016	Investment	Balance	Allowance	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial	$1,334,036	$1,394,625	$0	$1,355,309	$60,397	$49,175
Commercial Real Estate:
General	6,270,915	7,349,245	0	5,148,859	191,666	186,453
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	35,868	35,791	0	71,397	5,010	5,010
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	181,557	214,031	0	297,361	981	490
Subtotal	$7,822,376	$8,993,692	$0	$6,872,926	$258,054	$241,128
With an allowance recorded:
Commercial	$960,636	$970,799	$268,274	$996,153	$43,517	$43,146
Commercial Real Estate:
General	57,419	57,323	20,595	51,826	2,556	2,556
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	108,825	108,217	60,132	153,010	7,904	7,512
Other	20,481	20,372	20,371	17,827	1,437	1,348
Credit card	0	0	0	0	0	0
Residential	345,179	353,232	62,962	314,968	14,314	14,314
Subtotal	$1,492,540	$1,509,943	$432,334	$1,533,784	$69,728	$68,876
Total	$9,314,916	$10,503,635	$432,334	$8,406,710	$327,782	$310,004

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of March 31, 2017:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$118,947	$71,403	$0	$190,350	$48,274,949	$48,465,299
Commercial Real Estate:
General	130,188	42,181	0	172,369	60,812,525	60,984,894
Construction	0	43,872	0	43,872	4,311,280	4,355,152
Consumer:
Lines of credit	0	0	0	0	6,286,557	6,286,557
Other	1,692	998	0	2,690	1,139,457	1,142,147
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	18,576,528	18,576,528
Total	$250,827	$158,454	$0	$409,281	$139,401,296	$139,810,577

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$10,889	$10,889
Commercial Real Estate:
General	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	62,050	62,050	46,225	108,275
Total	$0	$0	$62,050	$62,050	$57,114	$119,164

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2016:

			Greater Than 90	Total Accruing		Total Recorded
	30-59 Days Past	60-89 Days Past	Days Past	Past Due	Current	Investment of
Accruing Loans	Due	Due	Due	Loans	Accruing Loans	Accruing Loans
Commercial	$298,912	$592,498	$0	$891,410	$50,058,531	$50,949,941
Commercial Real Estate:
General	100,058	0	0	100,058	55,404,749	55,504,807
Construction	0	0	0	0	8,384,504	8,384,504
Consumer:
Lines of credit	36,652	0	0	36,652	5,951,862	5,988,514
Other	0	0	0	0	1,173,934	1,173,934
Credit card	0	0	0	0	450,920	450,920
Residential	36,621	144,039	0	180,660	18,410,821	18,591,481
Total	$472,243	$736,537	$0	$1,208,780	$139,835,321	$141,044,101

			Greater Than 90	Total	Current	Total Non Accrual
	30-59 Days Past	60-89 Days Past	Days Past	Non Accrual	Non Accrual	Recorded
Non Accrual Loans	Due	Due	Due	Past Due Loans	Loans	Investment
Commercial	$0	$0	$0	$0	$11,441	$11,441
Commercial Real Estate:
General	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	63,049	0	48,858	111,907	0	111,907
Total	$63,049	$0	$48,858	$111,907	$11,441	$123,348

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $452,235 of specific reserves on $9,082,181 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017. As of March 31, 2017, there were no troubled debt restructurings that experienced a payment default within 12 months following the modification and there were no charge-offs related to troubled debt restructurings occurring during the first three months of 2017.

At December 31, 2016, the Company had $413,252 in specific reserves on $9,102,558 of unpaid principal balance of loans whose loan terms had been modified in troubled debt restructurings.

During the three-month period ended March 31, 2017, there was one commercial loan modified as a troubled debt restructuring. The recorded investment was $125,604 before the modification and remained the same after the modification. It is also the current balance at March 31, 2017. The modification consisted of the borrower receiving a modified payment structure for 15 years. As of March 31, 2017, no additional specific reserves were established on this troubled debt restructuring.

There were no troubled debt restructurings that occurred during the three-month period ended March 31, 2016; however, there was one commercial troubled debt restructuring that experienced a payment default within 12 months following the modification. The recorded investment at the time of default was $18,301.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
1	$1,274,730	$1,288,969	$0	$0	$0	$0
2	0	0	1,546,820	1,577,808	0	0
3	9,735,201	10,420,192	5,304,065	5,738,500	238,660	800,501
4	16,810,286	16,356,758	20,469,959	17,176,904	2,294,695	4,310,495
5	16,372,352	17,186,851	19,994,461	18,089,577	331,173	1,782,945
5M	2,423,490	2,606,184	2,966,588	3,087,363	0	0
6	885,685	1,200,346	8,041,999	8,159,197	1,490,624	1,490,563
7	963,692	1,890,779	2,660,483	1,674,939	0	0
8	10,752	11,303	519	519	0	0
Total	$48,476,188	$50,961,382	$60,984,894	$55,504,807	$4,355,152	$8,384,504

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2017 and December 31, 2016:

	Residential
	March 31,	December 31,
	2017	2016
Performing	$18,162,488	$18,176,652
Impaired	522,315	526,736
Total	$18,684,803	$18,703,388

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$6,178,494	$5,843,821	$1,122,335	$1,153,453	$0	$450,920
Impaired	108,063	144,693	19,812	20,481	0	0
Total	$6,286,557	$5,988,514	$1,142,147	$1,173,934	$0	$450,920

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the period ended:

	March 31,	December 31,
	2017	2016
Beginning of year	$1,460,394	$2,211,327
Additions	0	89,019
Reductions from sales	(4,850)	(649,574)
Direct write-downs	(29,421)	(190,378)
End of period	$1,426,123	$1,460,394

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$40,473	$80,782

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Land & land improvements	$4,704,624	$4,704,624
Buildings & building improvements	6,334,781	6,334,070
Furniture, fixtures and equipment	3,234,174	3,231,264
	14,273,579	14,269,958
Less: accumulated depreciation	5,872,454	5,783,603
	$8,401,125	$8,486,355

Depreciation expenses were $88,851 and $92,981 for the three months ended March 31, 2017 and 2016, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Non-interest-bearing DDA	$40,742,613	$46,893,163
Interest-bearing DDA	44,314,394	40,848,573
Money market	31,114,870	21,637,723
Savings	38,026,536	32,724,497
Time, under $100,000	15,033,862	15,663,347
Time, over $100,000	9,711,749	9,956,007
Total Deposits	$178,944,024	$167,723,310

Time deposits of $250,000 or more were $1,390,232 at March 31, 2017 and $1,387,575 at December 31, 2016. There were no brokered deposits at either March 31, 2017 or December 31, 2016.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at March 31, 2017 and December 31, 2016. The Company utilized its line of credit with the FHLB for overnight liquidity support only during 2016. Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB
Outstanding at March 31, 2017	$4,743,173	$0
Average interest rate at period end	0.42%	0%
Average balance during period	4,300,928	0
Average interest rate during period	0.40%	0%
Maximum month end balance during period	4,743,173	0

Outstanding at December 31, 2016	$4,639,766	$0
Average interest rate at year-end	0.40%	0%
Average balance during year	4,283,900	273
Average interest rate during year	0.41%	0.34%
Maximum month end balance during year	5,382,709	0

The Bank had securities of $4,429,063 pledged to repurchase agreements at March 31, 2017 and $4,000,396 pledged at December 31, 2016. The Company had approximately $2.6 million of residential mortgage loans pledged to support its line of credit with the FHLB at March 31, 2017.

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

Fair Market Value of Securities Pledged to Repurchase Agreements	March 31, 2017	December 31, 2016
U.S. Treasury and agency securities	$1,449,961	$454,400
Mortgage-backed securities	2,374,920	2,895,264
Collateralized mortgage obligations	604,182	650,732
Total	$4,429,063	$4,000,396

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At March 31, 2017, collateral pledged for Discount Window borrowings consisted of $1,700,716 in home equity loans while at December 31, 2016 the collateral pledged consisted of $1,781,289 in home equity loans.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,922,078 at March 31, 2017. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $7,641,427 pledged at March 31, 2017 and $7,216,020 pledged at year-end 2016. The Bank uses a portion of the loans pledged to the FHLB as collateral for the Bank’s $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit and the Bank had no other borrowings with the FHLB at either March 31, 2017 or December 31, 2016.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 3.20% at March 31, 2017 and 3.05% at December 31, 2016. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016. As of March 31, 2017, the accrued and unpaid interest owed on the subordinated debentures was $135,039. Accrued and unpaid interest owed on the subordinated debentures at December 31, 2016 was $98,892.

11.	SHAREHOLDER’S EQUITY

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017	December 31, 2016

Unused lines of credit	$22,575,518	$27,175,383
Unused standby letters of credit	365,000	450,000
Commitments to make loans	381,186	1,199,010

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

Non-real estate collateral may be valued using appraisals, independent valuation tools, or aging reports. To determine the fair value, these values are adjusted or discounted based on several factors, including but not limited to: the Bank’s historical losses within that particular asset category; knowledge of the collateral, including age and condition; and changes in market conditions from the time of the valuation, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$4,001,328	$4,001,328	$0	$0
US Government and federal agency	5,964,192	0	5,964,192	0
Mortgage-backed and collateralized mortgage obligations– residential	8,216,927	0	8,216,927	0
Total	$18,182,447	$4,001,328	$14,181,119	$0

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$504,766	$504,766	$0	$0
US Government and federal agency	6,479,977	0	6,479,977	0
Mortgage-backed and collateralized mortgage obligations– residential	8,781,021	0	8,781,021	0
Total	$15,765,764	$504,766	$15,260,998	$0

There were no transfers between levels during the first quarter of 2017 or 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended March 31, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Impaired loans[1]:	$3,138,907	$0	$0	$3,138,907
Foreclosed assets:	1,426,123	0	0	1,426,123
Total	$4,565,030	$0	$0	$4,565,030

	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans[1]:	$3,210,340	$0	$0	$3,210,340
Foreclosed assets:	1,460,394	0	0	1,460,394
Total	$4,670,734	$0	$0	$4,670,734

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of March 31, 2017 and December 31, 2016 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
March 31, 2017
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(23)-16%
	Income approach	Capitalization rate	9-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(48.5)-(33)%

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
December 31, 2016
Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(22)-14%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at March 31, 2017 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$31,615	$31,515	$100	$0	$31,615
Loans, net (including impaired)	137,978	0	0	136,239	136,239
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	398	12	53	333	398

Financial liabilities
Deposits	178,944	0	155,647	0	155,647
Repurchase agreements	4,743	0	4,743	0	4,743
Subordinated debentures	4,500	0	0	4,684	4,684
Accrued interest payable	156	0	21	135	156

		Fair Value Measurements
		at December 31, 2016 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$21,082	$20,982	$100	$0	$21,082
Loans held for sale	128	0	131	0	131
Loans, net (including impaired)	139,213	0	0	136,902	136,902
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	393	5	45	343	393

Financial liabilities
Deposits	167,723	0	155,546	0	155,546
Repurchase agreements	4,640	0	4,640	0	4,640
Subordinated debentures	4,500	0	0	4,686	4,686
Accrued interest payable	119	0	20	99	119

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	FAIR VALUE MEASUREMENTS (Continued)

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

(f) Subordinated debentures

The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements and consideration of the Company’s liquidity, resulting in a Level 3 classification.

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

There were no unrecognized tax benefits at March 31, 2017 or December 31, 2016, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is only subject to examination by the Internal Revenue Service for years after 2012.

17.	SHARE-BASED COMPENSATION

The Company has one share-based compensation plan as described below. Total compensation cost that has been charged against income for that plan was $3,848 for the first three months of 2017. There was no compensation cost charged against income for the first three months of 2016.

Stock Incentive Plan of 2016

Under the Stock Incentive Plan of 2016, incentive awards may include, but are not limited to stock options, restricted stock, restricted stock unit, stock appreciation rights and other stock-related awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by the Board or a committee of the Board on a grant by grant basis. There were 500,000 shares available for incentive awards upon adoption of the plan. Shares may be granted to Company or Bank Directors and any employee of the Bank.

On December 20, 2016, the Board granted 30,000 shares of restricted stock. The restricted stock will vest over five years. At both March 31, 2017 and year-end 2016, there were 470,000 shares available for future rewards.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SHARE-BASED COMPENSATION (Continued)

A summary of the restricted stock activity in the plan for the first quarter of 2017 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at beginning of period	30,000	$2.27
Granted	0	0
Exercised	0	0
Forfeited	0	0
Non-vested at end of period	30,000	$2.27

18.	REGULATORY MATTERS

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

Since March 31, 2016, the Bank’s capital ratios were above the level of well-capitalized according to prompt corrective action regulations. On March 31, 2017, the Company contributed $385,000 of additional capital to the Bank so that it would continue to be above the well-capitalized level. The Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.01% at March 31, 2017.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	REGULATORY MATTERS (Continued)

At December 31, 2016, the Bank’s total risk-based capital ratio was 11.12% and its Tier 1 to average assets ratio was 8.30%; both above the minimum required for a well-capitalized regulatory status.

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at March 31, 2017 and December 31, 2016 were:

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$15,565,332	10.78%	$6,499,828	4.50%	$9,388,641	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	17,183,730	11.90	11,555,250	8.00	14,444,063	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	15,565,332	10.78	8,666,438	6.00	11,555,250	8.00
Tier 1 (Core) Capital to average assets of the Bank	15,565,332	8.01	7,771,093	4.00	9,713,866	5.00

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	REGULATORY MATTERS (Continued)

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,917,302	10.03%	$6,689,791	4.50%	$9,663,031	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,529,122	11.12	11,892,961	8.00	14,866,201	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,917,302	10.03	8,919,721	6.00	11,892,961	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,917,302	8.30	7,184,813	4.00	8,981,016	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At March 31, 2017, $1,618,398 was counted as Tier 2 capital and none was disallowed. At December 31, 2016, the full allowance for loan loss balance of $1,611,820 was counted as Tier 2 capital and nothing was disallowed.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through March 31, 2017 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at March 31, 2017 to that at December 31, 2016. The part labeled Results of Operations discusses the three-month period ending March 31, 2017 as compared to the same period of 2016. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the application of critical accounting estimates and policies that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements and our Annual Report on 10-K for the fiscal year ended December 31, 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGULATORY UPDATE

The Company was subject to a Written Agreement with the FRB beginning in December 2010 but in light of improvements to the Company’s financial condition and the strengthened capital position of the Bank as a result of the capital raise, the FRB terminated the Written Agreement on March 16, 2017.

Going forward, the FRB has requested that the Company obtain written approval at least 30 days prior to declaring or paying a dividend on any class of its stock; increasing its debt, including the issuance of trust preferred securities; or redeeming any Company stock.

FINANCIAL CONDITION

Total assets were $202.9 million at March 31, 2017 compared to $191.4 million at December 31, 2016. Asset growth occurring in the first three months of 2017 stemmed primarily from increases to customer deposit accounts which drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $10.5 million to $31.5 million at March 31, 2017 from $21.0 million at December 31, 2016. The Bank’s FRB balance increased $12.4 million since year-end 2016 and was $29.0 million on March 31, 2017. The increase in balance was driven largely by an increase in customer deposit balances but also included proceeds from loan repayments and the Company’s capital contribution to the Bank. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Approximately half of the excess liquidity noted above was used to in April when the Company’s public fund customers reduced their balances. The withdrawals were in line with the expected seasonality of these customers. Management intends to use the remaining excess funds for loan originations.

The Bank’s security portfolio was $18.2 million at March 31, 2017 and $15.8 million at December 31, 2016. Investment activity in the first three months of the year consisted of purchases of $3.5 million and maturities, prepayments, calls and net market value changes of $1.1 million.

Maintaining an adequate level of pledgeable assets is one of the driving forces behind most of the Bank’s investment activity. The security purchases in the first quarter of 2017 were specifically intended to increase the Bank’s level of unencumbered securities. Unencumbered securities are those that are not pledged to any other entity. The Bank diligently seeks to manage unencumbered securities to ensure there are enough available to meet parameters required by several of the Bank’s operating policies. Regardless of whether securities are encumbered, they serve as a key source of collateral or potential liquidity for the Bank. The level of unpledged securities is formally assessed monthly. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At March 31, 2017, 19% of the investment portfolio was unencumbered. This outcome nearly doubled that at December 31, 2016 when the Bank had a 10% unpledged position.

At March 31, 2017, securities with an amortized cost of $14.7 million were pledged to public fund customers and customer repurchase agreements, up from $14.3 million at year-end 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The market value of the investment portfolio is impacted by national and global economic news. During the first three months of 2017, the investment portfolio had net unrealized losses of $4,000. Including the decrease in value during the first quarter, net unrealized losses on the investment portfolio climbed to $38,000. At March 31, 2017, there were 25 securities with an amortized cost of $10.3 million having an unrealized loss of $82,000. See Note 2 for information regarding the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at March 31, 2017.

Loans held for sale activity during the first three months of 2017 included $1.5 million of loan originations and $1.6 million of sales. The associated gain on the loan sales was $42,000. There were no loans held for sale at March 31, 2017 and $128,000 at December 31, 2016.

Total loans (held for investment) decreased $1.2 million and were $139.6 million at March 31, 2017 down from $140.8 million at December 31, 2016. There were net decreases in a variety of loan segments and there were reclassifications that occurred between the commercial and commercial real estate segments in the first quarter of 2017. The most significant transactions in the first quarter of 2017 occurred in January and February. In January, one commercial real estate customer sold his business and repaid loans totaling $1.7 million. Additionally, the Bank sold its credit card portfolio in February to TCM Bank. The credit card balance at the time of sale was $445,000. The gain on the sale of these balances was $46,000. Prior to the transaction, management evaluated the risks associated with this type lending as well its potential for future interest and interchange income as well as its regulatory capital allocation. Going forward, the Bank will get a small portion of the interchange income on the transactions of the customers sold as well as a referral fee for new customers. The reclassifications mentioned above consisted of $1.7 million of loans in the commercial segment at year-end 2016 that were reclassified to the commercial real estate segment due to an internal collateral analysis that occurred in the first quarter of 2017. In spite of the net decline in the loan portfolio total since year-end 2016, management believes the Bank’s lending area is positioned to grow the portfolio in 2017 in a manner that assesses multiple risk factors in conjunction with expected rate of return and related capital allocation.

Diligent attention to the credit quality of the current portfolio and future new customers will continue. The lending staff regularly monitors the loan portfolio and adheres to a well-designed credit risk assessment process. In spite of these efforts, the Bank is still exposed to credit risk.

Credit risk is typically the risk of borrower nonpayment on loans although it can be applicable to the investment portfolio as well. In both cases, avoiding portfolio concentrations in any one type of credit or in a specific industry helps to decrease risk; however, the risk of nonpayment for any reason exists with respect to all loans and investments. The Bank recognizes that credit losses will be experienced and will vary with, among other things, general economic conditions; the creditworthiness of the borrower over the term of the debt; and in the case of a collateralized loan, the quality of the collateral.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2017, the allowance for loan losses totaled $1.6 million; approximately, the same as at year-end 2016. The allowance for loan loss increased by $7,000 and is largely the result of recoveries for the first three months of 2017. At March 31, 2017, the ratio of allowance to gross loans outstanding was 1.16%, compared to 1.14% at year-end 2016.

The allocation of the allowance at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$627,469	34.6%	$617,002	36.1%
Commercial Real Estate	525,477	46.7	459,805	45.3
Consumer	219,008	5.3	259,194	5.4
Residential	186,518	13.4	203,312	13.2
Unallocated	59,926	N/A	72,507	N/A
Total	$1,618,398	100.0%	$1,611,820	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.84% at both year-end 2016 and March 31, 2017. At March 31, 2017, there was $60,000 of unallocated reserves in the allowance for loan losses while unallocated reserves were $73,000 at December 31, 2016.

At March 31, 2017, the allowance contained $461,000 in specific allocations for impaired loans whereas at December 31, 2016 there was $432,000 specifically allocated for that purpose. The $29,000 increase during the first three months of the year was due to one impaired loan that had no reserve allocation at year-end 2016 but required a $40,000 allocation at March 31, 2017 due to unpaid property tax liabilities. A portion of this new allocation was offset by small changes to the reserve allocations of several other specifically identified loans. In total, there was $9.2 million of recorded investment on impaired loans at March 31, 2017 compared to $9.3 million at year-end 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 15 impaired loans requiring no reserve at March 31, 2017. The recorded investment of these loans on that date was $6.7 million. The recorded investment of loans requiring no reserve comprised 72% of total specifically identified loans at March 31, 2017. This outcome is down from $7.8 million requiring no reserves at year-end 2016; 84% of the recorded investment of specifically identified loans. The decrease is due to the impaired loan mentioned above requiring a specific allocation in the first quarter of 2017 due to unpaid property tax liabilities.

Specifically identified loans requiring reserves had a recorded investment of $2.6 million at March 31, 2017 and $1.5 million at year-end 2016. The increase is due to the specifically identified loan noted above.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2016 to March 31, 2017, the recorded investment in accruing past due and non-accrual loans decreased by $804,000. This was evidenced by a $800,000 decrease in the recorded investment in past due loans and a $4,000 decrease in the recorded investment in non-accrual loans in the first three months of 2017.

The recorded investment of accruing loans past due 30-59 days was $251,000 at March 31, 2017; a $221,000 decrease since December 31, 2016. There were five loans past due 30-59 days at March 31, 2017. Only one of the five loans was also past due 30-59 days at December 31, 2016. By April 30, 2017, all but one of these were paid current and were no longer past due.

The recorded investment of accruing loans past due 60-89 days at March 31, 2017 was $158,000 compared to a recorded investment of $737,000 at December 31, 2016. There were four loans past due at March 31, 2017. None of the four were past due at year-end 2016.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either March 31, 2017 or December 31, 2016.

The oversight of payment delinquency continues to be stringent as the Bank recognizes that this behavior is often the first indication of deterioration in credit quality.

The recorded investment of non-accrual loans totaled $119,000 at March 31, 2017; down $4,000 from year-end 2016. There were three non-accrual notes at March 31, 2017 and none were secured by undeveloped real estate. At March 31, 2017, there were specific allocations of $52,000 in the allowance for any estimated collateral deficiency on these notes.

There were net recoveries of $7,000 for the first quarter of 2017 and the ratio of annualized net recoveries to average loans was (0.02)%. Similarly, there were net recoveries of $34,000 for the first quarter of 2016. The ratio of annualized net recoveries to average loans was (0.11)% for the first three months of 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

  The loan maturities and rate sensitivity of the loan portfolio at March 31, 2017 are set forth below:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total

Commercial	$9,208,580	$10,503,299	$20,096,224	$8,508,884	$48,316,987
Commercial Real Estate:
General	7,483,359	9,827,302	34,160,095	9,422,779	60,893,535
Construction	2,160,231	1,700,419	485,286	0	4,345,936
Consumer:
Lines of credit	30,529	677,227	2,101,892	3,457,598	6,267,246
Other	71,440	100,849	683,587	281,747	1,137,623
Credit card	0	0	0	0	0
Residential	456,305	1,326,831	34,309	16,817,719	18,635,164
	$19,410,444	$24,135,927	$57,561,393	$38,488,727	$139,596,491
Loans at fixed rates	$6,477,769	$10,742,502	$45,658,311	$27,498,748	$90,377,330
Loans at variable rates	12,932,675	13,393,425	11,903,082	10,989,979	49,219,161
	$19,410,444	$24,135,927	$57,561,393	$38,488,727	$139,596,491

At March 31, 2017, 65% of the Bank’s loan balances carried a fixed rate and 35% carried a floating rate. Since 2015, there has been a 7% reduction in the concentration of loans carrying a fixed rate, which includes a 1% reduction since year-end 2016. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Since the rate environment is leaning toward further rate increases, management believes it is beneficial for the Bank to continue increasing its concentration of floating rate loans.

Avoidance of extension risk is another important means to mitigate interest rate risk. The maturity distribution of the Bank’s loan portfolio remained relatively balanced between short-term (less than one year) and long-term (greater than five years) maturities at both March 31, 2017 and December 31, 2016. At March 31, 2017, short-term maturities comprised 31% of the loan portfolio and long term maturities comprised approximately 28%. These results are similar to year-end 2016. At December 31, 2016, short term maturities were the same at 31% however, 27% of the portfolio carried a maturity greater than five years.

Foreclosed assets were $1.4 million at March 31, 2017, down slightly since December 31, 2016. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There was one property sold during the first three months of 2017 and one lot sold from a development. The development will remain in the number of foreclosed properties until the last lot is sold. The net gains realized on these sales were $26,000. No properties were added in the first quarter of 2017. At March 31, 2017, foreclosed assets consisted of 13 real estate holdings, one less than at December 31, 2016.

1 Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposit balances were $178.9 million at March 31, 2017, up from $167.7 million at December 31, 2016. The $11.2 million increase in deposits since year-end is mostly driven by the seasonal fluctuation in the deposit accounts of the Bank’s largest public fund customers. The seasonal fluctuation typically occurs in the first quarter of each year. Public fund deposit accounts rose $10.9 million since year-end 2016. In addition to this increase, there was also growth occurring from individual and business customers. The public fund customers typically reduce their deposits significantly in April of each year. In April of 2017, public fund balances were reduced by approximately $7.8 million. The withdrawals are in line with the expected seasonality of these customers.

Repurchase agreement balances were $4.7 million at March 31, 2017 and $4.6 million at December 31, 2016, an increase of $103,000. The growth between the two period ends was primarily the result of existing customers increasing their balances.

Shareholders’ equity was approximately $14.2 million on March 31, 2017. On December 31, 2016, the balance was $14.1 million. The net increase of $138,000 was made up of net income of $136,000, share based compensation of $4,000 net of a comprehensive loss from security market value change of $2,000.

Total shares outstanding at both March 31, 2017 and December 31, 2016 were 4,101,664. The book value per share was $3.46 at March 31, 2017 compared to $3.43 at December 31, 2016.

In March 2017, the Company contributed $385,000 of capital to the Bank to supplement its regulatory capital ratios. The Bank has had regulatory capital ratios which are at a level considered to be well capitalized according to prompt corrective action guidance since March 2016. The Bank continues to be well capitalized. At March 31, 2017, the Bank’s total risk-based capital ratio was 11.90% and its Tier 1 to average assets ratio was 8.01% compared to 11.12% and 8.30%, respectively, at December 31, 2016.

RESULTS OF OPERATIONS

For the first three months of 2017, the Company earned net income of $136,000 which was $160,000 more than the net loss of $24,000 recorded for the first three months of 2016. Earnings are up due to more net interest income principally from loan growth over the past twelve months. Non-interest expenses are also lower. The basic and diluted earnings per share for the first three months of 2017 were $0.03 compared to a basic and diluted loss per share for the first three months of 2016 of $(0.02).

For the first three months of 2017, the annualized return on the Company’s average total assets was 0.28%, compared to (0.05)% for the first three months of 2016. The annualized return on average equity was 3.83% for the first quarter of 2017, up from an annualized return on average equity of (1.21%) for the same period in 2016.

Earnings growth stemmed largely from a rise in net interest income driven by loan growth over the last twelve months. For the first three months of 2017 compared to the similar period in 2016, average earning assets grew $16.3 million; 96% of which was due to loan growth.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended March 31:
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$23,328,643	$47,185	0.81%	$16,003,536	$19,876	0.50%
Securities	17,885,466	63,197	1.41	24,556,120	85,439	1.39
Loans [1]	139,626,551	1,663,094	4.76	123,996,419	1,520,753	4.91
Total interest earning assets	180,840,660	1,773,476	3.92	164,556,075	1,626,068	3.95
Other assets	16,479,112			17,289,821
	$197,319,772			$181,845,896
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$131,433,360	$166,547	0.51%	$126,312,340	$161,538	0.51%
Repurchase agreements	4,300,928	4,263	0.40	4,205,557	4,399	0.42
Subordinated debentures, notes payable and FHLB advances	4,500,000	36,146	3.21	5,723,736	60,477	4.23
Total interest bearing liabilities	140,234,288	206,956	0.59	136,241,633	226,414	0.66
Noninterest-bearing deposits	42,453,985			36,251,636
Other liabilities	410,184			1,391,922
Shareholders’ Equity	14,221,315			7,960,705
	$197,319,772			$181,845,896
Net interest income (tax equivalent basis)		1,566,520			1,399,654
Net interest spread on earning assets (tax equivalent basis)			3.33%			3.29%
Net interest margin on earning assets (tax equivalent basis)			3.46			3.40
Average interest-earning assets to average interest-bearing liabilities			128.96			120.78
Tax equivalent adjustment		0			732
Net interest income		$1,566,520			$1,398,922

For the first quarter of 2017, the net interest spread on average earning assets was 3.33%, increasing four basis points in the past 12 months. The net interest margin on a fully tax equivalent basis increased by six basis points over the same period. For the first three months of 2017, the Company’s net interest margin was 3.46% compared to 3.40% for the first three months of 2016. Net interest income for the first three months of 2017 was $1.6 million, compared to a figure of $1.4 million for the same three months in 2016.

1 Includes loans held for sale and non-accrual loans.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The average rate earned on interest earning assets was 3.92% for the three-month period ending March 31, 2017 compared to 3.95% for the same period in 2016. Essentially, there was more interest income generated from earning assets, but the rate earned fell slightly. The interest-earning balances held at other banks were $7.3 million more in the first quarter of 2017 compared to the same period in 2016. A majority of the increase was due to a higher balance at the FRB due to an increase in customer deposits; a large portion being additional public funds. In addition to more deposits at the FRB, the rate earned on those deposits increased 31 basis points.

Conversely, investments averaged $6.7 million less in the first quarter of 2017 compared to the same period in 2016. For most of 2016, the Bank focused on reducing its pledging obligations and allowing the proceeds from maturities to be used to repay internet deposits as well as to fund loan originations. Although the portfolio was smaller, the rate earned was two basis points higher. The average rate earned on investments was 1.41% for the first quarter of 2017.

The largest variation since the first quarter of 2016 is the increase in average loans. Average loans are $15.6 million higher in the first quarter of 2017 compared to the first quarter of 2016. In the second half of 2016, the Bank achieved significant loan growth. The larger volume produced $142,000 more interest income for the first quarter of 2017. The volume stemmed from both current and new customers. The additional interest income stemmed from increased volume, since the average rate earned on the loan portfolio actually decreased 15 basis points. The decline in the average rate earned is due to competition as well as lower rates merited at the time of renewal. Improvement in credit worthiness typically drives the decision to offer a lower rate. In addition to lower renewal rates, another difficulty facing further improvement in interest income is the fact that over 60% of the loan portfolio carries a fixed rate. Fixed rate loans in a rising rate environment limit future interest income benefit as increases to prime lending rates occur. In the short term, management will continue to focus on further growth to the loan portfolio to help boost loan interest income and earnings.

The Company’s cost of funds on interest-bearing liabilities was 0.59% in the first quarter of 2017; seven basis points less than the first quarter of 2016. The improvement occurred mainly because of the reduction in the Company’s debt as the rate paid on interest-bearing deposits remained unchanged at 0.51% when comparing the first quarter of 2017 to that of 2016. Although national prime lending rates have risen over the past twelve months, the Bank has not made many changes to the rates paid on deposits.

There was a 102 basis point decrease to the average rate on subordinated debentures and notes payable since March 31, 2016. Driving the reduction, was the elimination of the Company’s note payable in the first quarter of 2016. The note payable carried an interest rate of 8%. The Company’s debt now consists only of its subordinated debentures. The subordinated debentures bear a floating rate, which has increased over the past twelve months. Increasing rates are likely to continue given the current economic climate.

Throughout the next three quarters of 2017, management will focus on reducing the Bank’s interest earning balance at the FRB by funding loans.

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

Details of the repricing gap at March 31, 2017 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$29,164,606	$0	$0	$0	$29,164,606
Securities (includes FHLB stock)	2,909,144	5,793,572	9,542,739	237,492	18,482,947
Loans (includes held for sale)	52,983,795	14,863,494	52,228,187	19,521,015	139,596,491
	85,057,545	20,657,066	61,770,926	19,758,507	187,244,044
Interest-bearing liabilities
Savings and checking	113,455,800	0	0	0	113,455,800
Time deposits <$100,000	1,695,362	8,735,926	4,573,466	29,108	15,033,862
Time deposits >$100,000	1,487,794	5,205,215	3,018,740	0	9,711,749
Repurchase agreements and Federal funds purchased	4,743,173	0	0	0	4,743,173
Notes payable and other borrowings	4,500,000	0	0	0	4,500,000
	125,882,129	13,941,141	7,592,206	29,108	147,444,584
Net asset (liability) repricing gap	$(40,824,584)	$6,715,925	$54,178,720	$19,729,399	$39,799,460
Cumulative net asset (liability) repricing gap	$(40,824,584)	$(34,108,659)	$20,070,061	$39,799,460

Currently, the Company has a negative 12 month repricing gap which indicates that the Company is liability sensitive in the next 12 month period. This position implies that more rate bearing liability products have an opportunity to reprice during this period. The local market rates often play a large part in the movement of rates on liabilities. Given current trends, management anticipates that competitive factors may eventually require the Bank to consider increasing the rates paid on its deposit and repurchase agreement products. This could negatively impact the Bank’s cost of funds and overall interest expense; however it is unknown whether the reduction will be successfully offset by loan growth. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames and not a concrete depiction of what will change. Management believes that deposit rates are likely to increase but at a slow pace.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There was no provision for loan losses for the first three months of 2017 or 2016. The provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge offs or recoveries and changes to credit quality grades. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. Since the provision for loan losses is an estimate, it may be increased in the future should any of the assessed factors trend negatively.

Non-interest income recorded in the first three months of 2017 was $417,000, compared to $382,000 recorded for the similar period in 2016. Gains recorded on loan sales provided the largest difference when comparing the two quarters. In the first quarter of 2017, the Bank finalized the sale of its credit card portfolio. On February 17, 2017, the Bank sold credit card receivables of $445,000. The gain on the transaction was $46,000. Gains from selling mortgage loans were $42,000 for the first quarter of 2017. This outcome was $8,000 more than gains recorded on the sale of mortgage loans in the first quarter of 2016. The Bank added a mortgage lender in 2016 and continues to see increases to this revenue. Partially offsetting the revenue from loan sales, was a decrease in service charges on deposit accounts. The decrease stemmed from lower overdraft fee income. Overdraft income was $12,000 less between the first quarter of 2017 and that of 2016. The Bank attributes a portion of the difference to the improving economy. Management is analyzing other fee opportunities on deposits to boost service fee revenue going forward. Lastly, net gains on foreclosed asset sales were $26,000 in the first quarter of 2017; $9,000 less than 2016’s first quarter. The Bank’s inventory of foreclosed assets had been reduced to 13 properties; as a result, the number of transactions has slowed. The remaining properties are unlikely to generate significant gains.

Non-interest expenses for the first three-month period of 2017 were $1.8 million; $40,000 less than the first three months of 2016; decreases to FDIC Insurance premiums and loan administration expenses more than offset increases to staffing costs as well as foreclosed asset impairment costs.

Salaries and benefit expenses were $1.0 million for the first quarter of 2017; $20,000 more than the first quarter of 2016. The improving economy has translated into increased wages to ensure low turnover and the retention of seasoned professionals. The Bank does not anticipate staff additions in the near term but instead and intends to manage further balance sheet growth with existing staff.

Foreclosed asset impairments were $29,000 for the first quarter of 2017. There were no foreclosed asset impairments recorded in the first quarter of 2016. Any adjustments to the value of foreclosed assets are arrived at through a professional appraisal, an internal evaluation or based on a sales agreement. The Bank is motivated to continue reducing its inventory of foreclosed assets and may continue to have recorded impairments in 2017.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FDIC insurance expenses were $38,000 for the first quarter of 2017 and $67,000 for the first quarter of 2016. The $29,000 reduction in the Bank’s FDIC premium accruals were due to a strengthened regulatory capital position and improved risk profile.

Other non-interest expenses were $224,000 for the first quarter of 2017; $51,000 less than the first quarter of 2016 when other non-interest expenses were $275,000. Approximately 65% of the reduction in this category was associated with a decline in expenses incurred to administrate non-performing loans. These expenses decreased $33,000 when comparing the two quarters. This outcome is due to an improvement in the Bank’s credit quality as well as a reduction in the number of foreclosed properties.

The Company recorded a federal income tax expense of $70,000 for the first three months of 2017. Conversely, as a result of the Company’s net loss for the first three months of 2016, there was a tax benefit of $12,000 recorded.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the first fiscal quarter ended March 31, 2017 what materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY SHORES BANK CORPORATION

May 15, 2017	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

May 15, 2017	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.

- 54 -