Form 10-Q
period 2017-06-30
COMMUNITY SHORES BANK CORP
filed 2017-08-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-51166

Community Shores Bank Corporation
(Exact name of registration as specified in its charter)

Michigan	38-3423227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 W. Norton Avenue, Muskegon, MI	49441
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

At August 14, 2017, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,726,821	$3,339,650
Interest-bearing deposits in other financial institutions	20,629,648	17,642,525
Total cash and cash equivalents	24,356,469	20,982,175
Term deposit	100,000	100,000
Securities available for sale (at fair value)	17,104,789	15,765,764
Loans held for sale	44,000	128,000
Loans	138,708,122	140,824,584
Less: Allowance for loan losses	1,778,315	1,611,820
Net loans	136,929,807	139,212,764
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,337,437	8,486,355
Accrued interest receivable	396,717	393,444
Foreclosed assets	1,355,560	1,460,394
Net deferred tax assets	3,951,891	4,032,675
Other assets	602,445	547,638
Total assets	$193,479,615	$191,409,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$43,340,389	$46,893,163
Interest-bearing	125,621,468	120,830,147
Total deposits	168,961,857	167,723,310
Repurchase agreements	5,255,475	4,639,766
Subordinated debentures	4,500,000	4,500,000
Accrued expenses and other liabilities	538,519	485,153
Total liabilities	179,255,851	177,348,229
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 issued and outstanding at both June 30, 2017 and December 31, 2016	19,631,670	19,626,201
Accumulated deficit	(5,380,684)	(5,542,341)
Accumulated other comprehensive loss	(27,222)	(22,380)
Total shareholders’ equity	14,223,764	14,061,480
Total liabilities and shareholders’ equity	$193,479,615	$191,409,709

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$1,707,206	$1,575,056	$3,370,300	$3,095,809
Securities (including FHLB dividends)	65,670	74,625	128,867	159,332
Federal funds sold and other income	72,174	22,256	119,359	42,132
Total interest and dividend income	1,845,050	1,671,937	3,618,526	3,297,273
Interest expense
Deposits	168,320	157,311	334,867	318,849
Repurchase agreements and other short-term debt	5,091	3,900	9,354	8,299
Federal Home Loan Bank advances and notes payable	38,675	31,417	74,821	91,894
Total interest expense	212,086	192,628	419,042	419,042
Net Interest Income	1,632,964	1,479,309	3,199,484	2,878,231
Provision for loan losses	173,719	0	173,719	0
Net Interest Income After Provision for Loan Losses	1,459,245	1,479,309	3,025,765	2,878,231
Non-interest income
Service charges on deposit accounts	102,877	107,489	214,239	229,379
Gain on sale of loans	65,729	37,018	154,069	70,719
Gain on sale of foreclosed assets	25,022	112,132	51,051	147,013
Other	203,547	216,211	395,063	408,051
Total non-interest income	397,175	472,850	814,422	855,162
Non-interest expense
Salaries and employee benefits	996,096	982,170	2,027,119	1,993,034
Occupancy	141,836	146,893	292,772	302,629
Furniture and equipment	85,612	101,499	174,379	189,496
Advertising	1,425	2,400	5,968	6,203
Data processing	127,926	120,485	251,344	239,006
Professional services	102,487	123,188	189,812	221,777
Foreclosed asset impairment	68,062	85,414	97,483	85,414
FDIC insurance	35,513	60,473	73,846	127,586
Other	258,885	215,356	482,530	490,461
Total non-interest expense	1,817,842	1,837,878	3,595,253	3,655,606
Income Before Federal Income Taxes	38,578	114,281	244,934	77,787
Federal income tax expense	13,116	35,610	83,277	23,202
Net Income	$25,462	$78,671	$161,657	$54,585
Basic average shares outstanding	4,101,664	4,101,664	4,101,664	2,843,097
Diluted average shares outstanding	4,128,697	4,101,664	4,130,172	2,843,097
Basic income earnings per share	$0.01	$0.02	$0.04	$0.02
Diluted income earnings per share	$0.01	$0.02	$0.04	$0.02

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$25,462	$78,671	$161,657	$54,585

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(3,573)	47,655	(7,337)	208,833
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	0
	(3,573)	47,655	(7,337)	208,833
Tax effect	1,215	(16,203)	2,495	(71,004)
Other comprehensive income (loss), net of tax	(2,358)	31,452	(4,842)	137,829

Comprehensive income	$23,104	$110,123	$156,815	$192,414

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,290,183			3,290,183
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net income			54,585		54,585
Other comprehensive income				137,829	137,829

Balance at June 30, 2016	4,101,664	$19,625,967	$(5,650,884)	$109,034	$14,084,117

Balance at January 1, 2017	4,101,664	$19,626,201	$(5,542,341)	$(22,380)	$14,061,480

Expense related to share-based compensation		5,469			5,469
Net income			161,657		161,657
Other comprehensive loss				(4,842)	(4,842)

Balance at June 30, 2017	4,101,664	$19,631,670	$(5,380,684)	$(27,222)	$14,223,764

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$161,657	$54,585
Adjustments to reconcile net income to net cash from (used in) operating activities:
Provision for loan losses	173,719	0
Depreciation and amortization	173,466	184,893
Net amortization of securities	67,340	110,551
Net realized gain on sale of loans	(154,069)	(70,719)
Net realized gain on sale of foreclosed assets	(51,051)	(147,013)
Foreclosed asset impairment	97,483	85,414
Originations of loans for sale	(4,449,580)	(2,820,750)
Proceeds from loan sales	4,641,791	2,792,469
Deferred federal income tax expense	83,277	23,202
Share based compensation	5,469	0
Net change in:
Accrued interest receivable and other assets	(58,076)	367,013
Accrued interest payable and other liabilities	53,366	(719,193)
Net cash from (used in) operating activities	744,792	(139,548)
Cash flows from investing activities
Activity in available for sale securities:
Maturities, prepayments and calls	3,091,138	3,953,641
Purchases	(4,504,841)	0
Loan originations and payments, net	1,664,020	(4,467,416)
Proceeds from the sale of the credit card portfolio	491,075	0
Additions to premises and equipment, net	(24,548)	(18,736)
Proceeds from the sale of foreclosed assets	58,402	556,570
Net cash from investing activities	775,246	24,059
Cash flows from financing activities
Net change in deposits	1,238,547	(5,235,502)
Repayment of note payable	0	(8)
Net change in repurchase agreements	615,709	(923,948)
Capital-raising activities
Proceeds from rights offering, net of issuance costs	0	3,290,183
Proceeds from private placement, net of issuance cost	0	1,477,501
Net cash from (used in) financing activities	1,854,256	(1,391,774)
Net change in cash and cash equivalents	3,374,294	(1,507,263)
Beginning cash and cash equivalents	20,982,175	17,899,952
Ending cash and cash equivalents	$24,356,469	$16,392,689
Supplemental cash flows information:
Cash paid during the period for interest	$152,087	$1,080,845
Cash paid during the period for federal income tax	0	0
Non-cash financing activities:
Transfers from loans to foreclosed assets	0	89,019
Note payable conversion to common stock, including derivative and net of taxes	0	1,561,592

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and six months ended June 30, 2017 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended June 30, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the period ended December 31, 2016. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first half of 2017.

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

For the consumer segment, historical loss experience is based on the actual loss history of the following four classes; general consumer loans, personal lines of credit, and home equity lines of credit. The level of delinquencies and charge-off experienced directly impacts the general allocations to the consumer classes. Similar to the commercial segment, charge-off activity in the consumer segment has been lessening, thus reducing the calculated historical loss factor assigned to the general allocations.

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

There was no material change in these operating doctrines during the six months ended June 30, 2017.

ADOPTION OF NEW ACCOUNTING STANDARDS:

None

NEWLY ISSUED NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. At the July 9, 2015 FASB meeting, the FASB voted to delay the effective date by one year to January 1, 2018. The adoption of this guidance will not have a material impact because the core revenue of the Company, net interest income on financial assets and liabilities, is explicitly excluded from the scope of ASU 2014-09. The Company is currently reviewing the impact on non-interest income, but does not expect this guidance to have a material effect on the Company’s results of operations.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The only financial instruments measured at fair value are the Company’s securities which have always been addressed separately in other comprehensive income so this guidance is not expected to have any material effect on the Company’s financial position or results of other comprehensive income.

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

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses" which introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses. The new accounting standard allows a financial institution to leverage its current internal credit risk systems as a framework for estimating expected credit losses. For public business entities (PBE) that are U.S. SEC filers, the new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in process of evaluating this new ASU to determine the potential impact on the Company’s financial position or results of operations.

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at June 30, 2017 and at December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value

US Treasury	$4,000,294	$36	$(6,502)	$3,993,828
US Government and federal agency	4,453,835	1,151	(1,642)	4,453,344
Mortgage-backed and collateralized mortgage obligations– residential	8,691,905	34,125	(68,413)	8,657,617
	$17,146,034	$35,312	$(76,557)	$17,104,789

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value

US Treasury	$503,045	$1,721	$0	$504,766
US Government and federal agency	6,469,467	10,657	(147)	6,479,977
Mortgage-backed and collateralized mortgage obligations – residential	8,827,160	43,455	(89,594)	8,781,021
	$15,799,672	$55,833	$(89,741)	$15,765,764

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at June 30, 2017:

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,954,268	$4,953,812
Due from one to five years	3,499,861	3,493,360
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	8,691,905	8,657,617
	$17,146,034	$17,104,789

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$3,493,360	$(6,502)	$0	$0	$3,493,360	$(6,502)
US Government and federal agency	2,948,349	(1,642)	0	0	2,948,349	(1,642)
Mortgage-backed and collateralized mortgage obligations – residential	5,892,612	(48,618)	947,909	(19,795)	6,840,521	(68,413)
	$12,334,321	$(56,762)	$947,909	$(19,795)	$13,282,230	$(76,557)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$0	$0	$0	$0	$0	$0
US Government and federal agency	499,633	(147)	0	0	499,633	(147)
Mortgage-backed and collateralized mortgage obligations – residential	5,406,053	(69,170)	881,617	(20,424)	6,287,670	(89,594)
	$5,905,686	$(69,317)	$881,617	$(20,424)	$6,787,303	$(89,741)

No securities were sold in the three or six months ended June 30, 2017 or June 30, 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

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

At June 30, 2017 and December 31, 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae has the full faith and credit of the US government. Fannie Mae and Freddie Mac are highly rated by the rating agencies and although their debt is not guaranteed by the US government, the US government in 2008, acknowledged its commitment to support their financial health. At June 30, 2017, 32 debt securities had unrealized losses with aggregate depreciation of 0.57% from the amortized cost basis; four of the 32 had unrealized losses greater than 12 months.

Nine of the 32 securities, which had an unrealized loss at June 30, 2017, are issued by government agencies and 23 are issued by government-sponsored entities. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at June 30, 2017 had a carrying amount of $15,569,658 and were pledged to secure public fund customers and customer repurchase agreements. Pledged securities at December 31, 2016 had a carrying amount of $14,266,378.

3.	LOANS

Outstanding loan balances by portfolio segment and class at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Commercial	$46,071,803	$50,869,327
Commercial Real Estate:
General	62,075,432	55,412,701
Construction	5,498,002	8,383,035
Consumer:
Lines of credit	6,390,778	5,965,344
Other	1,126,005	1,169,365
Credit card	0	450,920
Residential	17,611,873	18,654,044
Net deferred loan fees	(65,771)	(80,152)
	138,708,122	140,824,584
Less: Allowance for loan losses	(1,778,315)	(1,611,820)
Loans, net	$136,929,807	$139,212,764

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and six month periods ended June 30, 2017 and 2016 by portfolio segment:

Three Months Ended June 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$627,469	$525,477	$219,008	$186,518	$59,926	$1,618,398
Charge-offs	(21,870)	0	(719)	0	0	(22,589)
Recoveries	5,690	1,305	1,792	0	0	8,787
Provision for loan losses	(50,449)	291,268	(747)	(6,427)	(59,926)	173,719
Ending balance	$560,840	$818,050	$219,334	$180,091	$0	$1,778,315

Three Months Ended June 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$556,274	$453,238	$314,571	$215,109	$165,852	$1,705,044
Charge-offs	(69,664)	(21,871)	(33,748)	0	0	(125,283)
Recoveries	29,150	25,710	3,960	0	0	58,820
Provision for loan losses	66,651	3,525	(20,893)	(3,195)	(46,088)	0
Ending balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Six Months Ended June 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820
Charge-offs	(21,870)	0	(795)	0	0	(22,665)
Recoveries	11,090	1,305	3,046	0	0	15,441
Provision for loan losses	(45,382)	356,940	(42,111)	(23,221)	(72,507)	173,719
Ending balance	$560,840	$818,050	$219,334	$180,091	$0	$1,778,315

Six Months Ended June 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	(69,664)	(21,871)	(39,293)	0	0	(130,828)
Recoveries	39,553	25,710	32,730	0	0	97,993
Provision for loan losses	89,964	24,618	(51,732)	1,261	(64,111)	0
Ending balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$240,290	$349,209	$70,767	$42,415	$0	$702,681
Collectively evaluated for impairment	320,550	468,841	148,567	137,676	0	1,075,634
Unallocated	0	0	0	0	0	0
Total ending allowance balance	$560,840	$818,050	$219,334	$180,091	$0	$1,778,315

Loans:
Individually evaluated for impairment	$1,401,269	$7,840,947	$126,435	$517,404	$0	$9,886,055
Collectively evaluated for impairment	44,766,083	59,839,522	7,415,262	17,140,547	0	129,161,414
Total ending loans balance	$46,167,352	$67,680,469	$7,541,697	$17,657,951	$0	$139,047,469

December 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$268,274	$20,595	$80,503	$62,962	$0	$432,334
Collectively evaluated for impairment	348,728	439,210	178,691	140,350	0	1,106,979
Unallocated	0	0	0	0	72,507	72,507
Total ending allowance balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820

Loans:
Individually evaluated for impairment	$2,294,672	$6,328,334	$165,174	$526,736	$0	$9,314,916
Collectively evaluated for impairment	48,666,710	57,560,977	7,448,194	18,176,652	0	131,852,533
Total ending loans balance	$50,961,382	$63,889,311	$7,613,368	$18,703,388	$0	$141,167,449

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Recorded	Unpaid Principal	Related
June 30, 2017	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$515,288	$597,124	$0
Commercial Real Estate:
General	5,778,273	6,855,992	0
Consumer:
Lines of credit	9,150	9,139	0
Other	0	0	0
Residential	467,387	498,858	0
Subtotal	$6,770,098	$7,961,113	$0

With a related allowance recorded:
Commercial	$885,981	$884,614	$240,290
Commercial Real Estate:
General	2,062,674	2,048,270	349,209
Consumer:
Lines of credit	98,150	97,670	51,734
Other	19,135	19,033	19,033
Residential	50,017	59,465	42,415
Subtotal	$3,115,957	$3,109,052	$702,681
Total	$9,886,055	$11,070,165	$702,681

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Recorded	Unpaid Principal	Related
December 31, 2016	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$1,334,036	$1,394,625	$0
Commercial Real Estate:
General	6,270,915	7,349,245	0
Consumer:
Lines of credit	35,868	35,791	0
Other	0	0	0
Residential	181,557	214,031	0
Subtotal	$7,822,376	$8,993,692	$0
With a related allowance recorded:
Commercial	$960,636	$970,799	$268,274
Commercial Real Estate:
General	57,419	57,323	20,595
Consumer:
Lines of credit	108,825	108,217	60,132
Other	20,481	20,372	20,371
Residential	345,179	353,232	62,962
Subtotal	$1,492,540	$1,509,943	$432,334
Total	$9,314,916	$10,503,635	$432,334

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of June 30, 2017 and 2016 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2017	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$505,866	$6,553	$5,091
Commercial Real Estate:
General	5,708,252	64,428	56,643
Consumer:
Lines of credit	9,214	162	162
Other	0	0	0
Residential	469,083	3,400	4,190
Subtotal	$6,692,415	$74,543	$66,086

With a related allowance recorded:
Commercial	$934,887	$9,845	$2,271
Commercial Real Estate:
General	1,704,785	27,031	14,037
Consumer:
Lines of credit	98,159	1,526	1,526
Other	19,343	345	345
Residential	50,057	0	0
Subtotal	$2,807,231	$38,747	$18,179
Total	$9,499,646	$113,290	$84,265

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,364,290	$11,865	$11,730
Commercial Real Estate:
General	4,981,629	46,671	50,113
Consumer:
Lines of credit	109,978	2,232	2,259
Other	0	0	0
Residential	404,421	379	379
Subtotal	$6,860,318	$61,147	$64,481

With a related allowance recorded:
Commercial	$1,003,161	$9,900	$15,296
Commercial Real Estate:
General	56,756	363	363
Consumer:
Lines of credit	154,895	1,711	1,760
Other	14,010	353	424
Residential	313,648	3,210	4,269
Subtotal	$1,542,470	$15,537	$22,112
Total	$8,402,788	$76,684	$86,593

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2017	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$620,851	$10,362	$7,661
Commercial Real Estate:
General	6,044,422	131,748	121,736
Consumer:
Lines of credit	18,143	329	329
Other	0	0	0
Residential	420,921	8,414	8,414
Subtotal	$7,104,337	$150,853	$138,140

With a related allowance recorded:
Commercial	$949,148	$21,070	$8,128
Commercial Real Estate:
General	1,194,435	47,236	34,202
Consumer:
Lines of credit	101,669	3,047	3,047
Other	19,655	712	712
Residential	147,605	0	0
Subtotal	$2,412,512	$72,065	$46,089
Total	$9,516,849	$222,918	$184,229

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Six Months	Six Months	Six Months
	Average Recorded	Interest Income	Cash Basis
June 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,365,016	$23,796	$23,661
Commercial Real Estate:
General	5,053,723	95,489	95,489
Consumer:
Lines of credit	92,006	3,947	3,903
Other	0	0	0
Residential	408,334	790	790
Subtotal	$6,919,079	$124,022	$123,843

With a related allowance recorded:
Commercial	$1,016,545	$20,386	$20,386
Commercial Real Estate:
General	84,415	363	363
Consumer:
Lines of credit	185,403	4,006	3,926
Other	14,217	674	643
Residential	314,413	6,445	6,445
Subtotal	$1,614,993	$31,874	$31,763
Total	$8,534,072	$155,896	$155,606

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of June 30, 2017:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$15,185	$566,752	$0	$581,937	$45,526,490	$46,108,427
Commercial Real Estate:
General	1,397,931	0	0	1,397,931	60,731,071	62,129,002
Construction	0	0	0	0	5,509,754	5,509,754
Consumer:
Lines of credit	0	0	0	0	6,411,596	6,411,596
Other	0	0	0	0	1,130,101	1,130,101
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	17,553,203	17,553,203
Total	$1,413,116	$566,752	$0	$1,979,868	$136,862,215	$138,842,083

Non-Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non-Accrual Past Due Loans	Current Non-Accrual Loans	Total Non-Accrual Recorded Investment
Commercial	$0	$0	$48,400	$48,400	$10,525	$58,925
Commercial Real Estate:
General	0	0	41,713	41,713	0	41,713
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	59,050	59,050	45,698	104,748
Total	$0	$0	$149,163	$149,163	$56,223	$205,386

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2016:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$298,912	$592,498	$0	$891,410	$50,058,531	$50,949,941
Commercial Real Estate:
General	100,058	0	0	100,058	55,404,749	55,504,807
Construction	0	0	0	0	8,384,504	8,384,504
Consumer:
Lines of credit	36,652	0	0	36,652	5,951,862	5,988,514
Other	0	0	0	0	1,173,934	1,173,934
Credit card	0	0	0	0	450,920	450,920
Residential	36,621	144,039	0	180,660	18,410,821	18,591,481
Total	$472,243	$736,537	$0	$1,208,780	$139,835,321	$141,044,101

Non-Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non-Accrual Past Due Loans	Current Non-Accrual Loans	Total Non-Accrual Recorded Investment
Commercial	$0	$0	$0	$0	$11,441	$11,441
Commercial Real Estate:
General	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	63,049	0	48,858	111,907	0	111,907
Total	$63,049	$0	$48,858	$111,907	$11,441	$123,348

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $693,716 of specific reserves on $9,620,258 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 and $413,252 on $9,102,558 of unpaid principal balance of loans as of December 31, 2016. As of June 30, 2017, there were no loan commitments to any customer whose loan terms were modified in a troubled debt restructuring.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded	Current
Three Months Ended June 30, 2017	Number of Loans	Investment	Investment	Balance
Troubled Debt Restructurings:
Commercial Real Estate:
General	2	$549,725	$550,068	$599,247
Total	2	$549,725	$550,068	$599,247

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded	Current
Six Months Ended June 30, 2017	Number of Loans	Investment	Investment	Balance
Troubled Debt Restructurings:
Commercial	1	$125,604	$125,604	$125,604
Commercial Real Estate:
General	2	549,725	550,068	599,247
Total	3	$675,329	$675,672	$724,851

For the three and six month periods ending June 30, 2017, all three modifications consisted of the borrowers receiving a modified payment structure for a range of 5 to 15 years.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

For the six month period ended June 30, 2017, there were no charge-offs related to troubled debt restructurings. As of June 30, 2017, an additional $66,371 of specific reserves were established on these troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded	Current
Three Months Ended June 30, 2016	Number of Loans	Investment	Investment	Balance
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107	$15,107
Commercial Real Estate:
General	1	58,194	58,194	58,194
Consumer:
Other	1	11,566	11,566	11,566
Total	3	$84,867	$84,867	$84,867

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded	Current
Six Months Ended June 30, 2016	Number of Loans	Investment	Investment	Balance
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107	$15,107
Commercial Real Estate:
General	1	58,194	58,194	58,194
Consumer:
Other	1	11,566	11,566	11,566
Total	3	$84,867	$84,867	$84,867

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

For the three and six month periods ending June 30, 2017 there were no troubled debt restructuring that experienced a payment default. However, there was one commercial troubled debt restructuring that experienced a payment default within 12 months following the modification within the three and six month periods ending June 30, 2016. The recorded investment at the time of default was $18,301.

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
1	$0	$7,391	$0	$0	$0	$0
2	1,246,575	1,281,578	1,515,695	1,577,808	0	0
3	9,820,697	10,420,192	5,770,271	5,738,500	89,573	800,501
4	15,694,200	16,356,758	25,528,419	17,176,904	2,126,616	4,310,495
5	15,224,547	17,186,851	19,963,538	18,089,577	1,671,139	1,782,945
5M	1,938,281	2,606,184	2,763,772	3,087,363	0	0
6	1,150,624	1,200,346	3,480,895	8,159,197	1,622,426	1,490,563
7	1,033,640	1,890,779	3,147,606	1,674,939	0	0
8	58,788	11,303	519	519	0	0
Total	$46,167,352	$50,961,382	$62,170,715	$55,504,807	$5,509,754	$8,384,504

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of June 30, 2017 and December 31, 2016:

	Residential
	June 30,	December 31,
	2017	2016
Performing	$17,140,547	$18,176,652
Impaired	517,404	526,736
Total	$17,657,951	$18,703,388

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$6,304,296	$5,843,821	$1,110,966	$1,153,453	$0	$450,920
Impaired	107,300	144,693	19,135	20,481	0	0
Total	$6,411,596	$5,988,514	$1,130,101	$1,173,934	$0	$450,920

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the period ended:

	June 30,	December 31,
	2017	2016
Beginning of year	$1,460,394	$2,211,327
Additions	0	89,019
Reductions from sales	(7,351)	(649,574)
Direct write-downs	(97,483)	(190,378)
End of period	$1,355,560	$1,460,394

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$46,924	$80,782

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Land & land improvements	$4,704,624	$4,704,624
Buildings & building improvements	6,334,781	6,334,070
Furniture, fixtures and equipment	3,017,085	3,231,264
	14,056,490	14,269,958
Less: accumulated depreciation	5,719,053	5,783,603
	$8,337,437	$8,486,355

Depreciation and amortization expenses were $173,466 and $184,893 for the six months ended June 30, 2017 and 2016, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Non-interest-bearing DDA	$43,340,389	$46,893,163
Interest-bearing DDA	45,723,186	40,848,573
Money market	22,435,302	21,637,723
Savings	33,678,408	32,724,497
Time, under $100,000	14,553,646	15,663,347
Time, over $100,000	9,230,926	9,956,007
Total Deposits	$168,961,857	$167,723,310

Time deposits of $250,000 or more were $1,392,955 at June 30, 2017 and $1,387,575 at December 31, 2016. There were no brokered deposits at either June 30, 2017 or December 31, 2016.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at June 30, 2017 and December 31, 2016. The Company has not utilized its line of credit with the FHLB in 2017, and only utilized it once during 2016. Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at June 30, 2017	$5,255,475	$0
Average interest rate at period end	0.41%	0%
Average balance during period	4,593,411	0
Average interest rate during period	0.41%	0%
Maximum month end balance during period	5,320,693	0

Outstanding at December 31, 2016	$4,639,766	$0
Average interest rate at year-end	0.40%	0%
Average balance during year	4,283,900	273
Average interest rate during year	0.41%	0.34%
Maximum month end balance during year	5,382,709	0

The Bank had securities of $5,184,056 pledged to repurchase agreements at June 30, 2017 and $4,000,396 pledged at December 31, 2016. The Company had approximately $3.5 million of residential mortgage loans pledged to support its line of credit with the FHLB at June 30, 2017.

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

Fair Market Value of Securities Pledged to Repurchase Agreements	June 30, 2017	December 31, 2016
U.S. Treasury and agency securities	$2,937,708	$454,400
Mortgage-backed securities	1,692,069	2,895,264
Collateralized mortgage obligations	554,279	650,732
Total	$5,184,056	$4,000,396

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At June 30, 2017, collateral pledged for Discount Window borrowings consisted of $1,829,366 in home equity loans while at December 31, 2016 the collateral pledged consisted of $1,781,289 in home equity loans.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $2,167,279 at June 30, 2017. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $7,266,803 pledged at June 30, 2017 and $7,216,020 pledged at year-end 2016. The Bank uses a portion of the loans pledged to the FHLB as collateral for the Bank’s $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit and the Bank had no other borrowings with the FHLB at either June 30, 2017 or December 31, 2016.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 3.35% at June 30, 2017 and 3.05% at December 31, 2016. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016. As of June 30, 2017, the accrued and unpaid interest owed on the subordinated debentures was $173,714. Accrued and unpaid interest owed on the subordinated debentures at December 31, 2016 was $98,892.

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

Concurrent with the closing of the Rights Offering, the Company finalized the sale of 579,412 shares of Common Stock through a private placement, also at $2.55 per share. Total proceeds received from this transaction were approximately $1,500,000. There was no issuance cost associated with the private placement.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017	December 31, 2016

Unused lines of credit	$25,097,329	$27,175,383
Unused standby letters of credit	721,600	450,000
Commitments to make loans	28,500	1,199,010

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
June 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$3,993,828	$3,993,828	$0	$0
US Government and federal agency	4,453,344	0	4,453,344	0
Mortgage-backed and collateralized mortgage obligations – residential	8,657,617	0	8,657,617	0
Total	$17,104,789	$3,993,828	$13,110,961	$0

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$504,766	$504,766	$0	$0
US Government and federal agency	6,479,977	0	6,479,977	0
Mortgage-backed and collateralized mortgage obligations – residential	8,781,021	0	8,781,021	0
Total	$15,765,764	$504,766	$15,260,998	$0

There were no transfers between levels during the first half of 2017 or 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended June 30, 2017 and December 31, 2016:

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Impaired loans[1]:	$4,431,126	$0	$0	$4,431,126
Foreclosed assets:	1,355,560	0	0	1,355,560
Total	$5,786,686	$0	$0	$5,786,686

		Quoted Prices in	Significant
		Active Markets for	Other Observable	Significant
		Identical Assets	Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans[1]:	$3,210,340	$0	$0	$3,210,340
Foreclosed assets:	1,460,394	0	0	1,460,394
Total	$4,670,734	$0	$0	$4,670,734

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of June 30, 2017 and December 31, 2016 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
June 30, 2017

Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(23)-35%
	Income approach	Capitalization rate	9-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(48.5)-(33)%

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
December 31, 2016

Impaired loans	Sales comparison approach	Adjustments for differences between comparable sales	(25)-19%
	Income approach	Capitalization rate	9-12.5%

Foreclosed assets	Sales comparison approach	Adjustments for differences between comparable sales	(22)-14%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
	Carrying	at June 30, 2017 Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$24,456	$24,356	$100	$0	$24,456
Loans held for sale	44	0	45	0	45
Loans, net (including impaired)	136,930	0	0	136,681	136,681
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	397	14	43	340	397

Financial liabilities
Deposits	168,962	0	147,718	0	147,718
Repurchase agreements	5,255	0	5,255	0	5,255
Subordinated debentures	4,500	0	0	4,692	4,692
Accrued interest payable	194	0	20	174	194

		Fair Value Measurements
	Carrying	at December 31, 2016 Using
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$21,082	$20,982	$100	$0	$21,082
Loans held for sale	128	0	131	0	131
Loans, net (including impaired)	139,213	0	0	136,902	136,902
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	393	5	45	343	393

Financial liabilities
Deposits	167,723	0	155,546	0	155,546
Repurchase agreements	4,640	0	4,640	0	4,640
Subordinated debentures	4,500	0	0	4,686	4,686
Accrued interest payable	119	0	20	99	119

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

There were no unrecognized tax benefits at June 30, 2017 or December 31, 2016, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is only subject to examination by the Internal Revenue Service for years after 2012.

16.	SHARE-BASED COMPENSATION

The Company has one share-based compensation plan as described below. Total compensation expense that has been charged against income for that plan was $5,469 for the first half of 2017. There was no compensation expense charged against income for the first half of 2016.

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

On December 20, 2016, the Board granted 30,000 shares of restricted stock. The restricted stock will vest over five years. On May 8, 2017, 5,000 shares of restricted stock what were granted on December 20, 2016, were forfeited due to the voluntary termination of one of the recipients. None of the shares had vested. At June 30, 2017, there were 475,000 shares available for future stock rewards whereas at year-end 2016, there were 470,000 shares available for the same purpose.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SHARE-BASED COMPENSATION (Continued)

A summary of the restricted stock activity in the plan for the first half of 2017 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at beginning of period	30,000	$2.27
Granted	0	0
Exercised	0	0
Forfeited	(5,000)	(2.27)
Non-vested at end of period	25,000	$2.27

17.	REGULATORY MATTERS

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

Under final capital rules that became effective on January 1, 2015, there was a requirement for a capital buffer to be phased in over three years beginning in 2016. Banks that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum Common Equity Tier One ratio to 7.0%, Tier One Capital (to risk weighted assets) ratio to 8.5% and Total Risk Based Capital Ratio to 10.5% . Management believes that as of June 30, 2017, the Bank would meet the capital buffer requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Since March 31, 2016, the Bank’s capital ratios were above the level of well-capitalized according to prompt corrective action regulations. On March 31, 2017, the Company contributed $385,000 of additional capital to the Bank so that it would continue to be above the well-capitalized level. At June 30, 2017, the Bank’s was still considered well-capitalized according to prompt corrective action guidance with a total risk-based capital ratio of 12.10% and a Tier 1 to average assets ratio of 7.90%. At December 31, 2016, the Bank’s total risk-based capital ratio was 11.12% and its Tier 1 to average assets ratio was 8.30%; both above the minimum required for a well-capitalized regulatory status.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at June 30, 2017 and December 31, 2016 were:

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$15,663,356	10.87%	$6,484,919	4.50%	$9,367,105	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	17,441,671	12.10	11,528,745	8.00	14,410,931	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	15,663,356	10.87	8,646,559	6.00	11,528,745	8.00
Tier 1 (Core) Capital to average assets of the Bank	15,663,356	7.90	7,934,052	4.00	9,917,565	5.00

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,917,302	10.03%	$6,689,791	4.50%	$9,663,031	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,529,122	11.12	11,892,961	8.00	14,866,201	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,917,302	10.03	8,919,721	6.00	11,892,961	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,917,302	8.30	7,184,813	4.00	8,981,016	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At both December 31, 2016 and June 30, 2017, the full recorded balance of the Bank’s allowance for loan losses was counted as Tier 2 capital and nothing was disallowed. The balance of the allowance for loan losses was $1,778,315 at June 30, 2017 and $1,611,820 at December 31, 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through June 30, 2017 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at June 30, 2017 to that at December 31, 2016. The part labeled Results of Operations discusses the three and six month periods ending June 30, 2017 as compared to the same periods of 2016. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

FINANCIAL CONDITION

Total assets were $193.5 million at June 30, 2017 compared to $191.4 million at December 31, 2016. Asset growth occurring in the first half of 2017 stemmed primarily from increases to customer deposit and repurchase agreement accounts which drove up the Company’s balance on deposit at the FRB.

Cash and cash equivalents increased by $3.4 million to $24.4 million at June 30, 2017 from $21.0 million at December 31, 2016. The Bank’s FRB balance increased $4.0 million since year-end 2016 and was $20.6 million on June 30, 2017. The increase in balance was driven largely by an increase in customer deposit balances but also included proceeds from loan repayments and the Company’s capital contribution to the Bank. Although excess liquidity is a conservative posture, it is detrimental to earnings. Typically, a balance at the FRB of between $7 million and $10 million is enough to cover the liquidity needs of the Bank’s operations as well as provide a comfortable cushion for unexpected events. Management intends to use excess funds for loan originations and securities purchased for pledging obligations.

The Bank’s security portfolio was $17.1 million at June 30, 2017 and $15.8 million at December 31, 2016. Investment activity in the first six months of the year consisted of purchases of $4.5 million and maturities, prepayments, calls of $3.1 million and net amortization of $67,000.

Maintaining an adequate level of pledgeable assets is one of the driving forces behind most of the Bank’s investment activity. The security purchases in the first half of 2017 were specifically intended to increase the Bank’s level of unencumbered securities. Unencumbered securities are those that are not pledged to any other entity. The Bank diligently seeks to manage unencumbered securities to ensure there are enough available to meet parameters required by several of the Bank’s operating policies. Regardless of whether securities are encumbered, they serve as a key source of collateral or potential liquidity for the Bank. The level of unpledged securities is formally assessed monthly. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged but at June 30, 2017, only 9% of the investment portfolio was unencumbered. The shortfall occurred due to an unexpected increase in the balances of the Bank’s repurchase agreements coupled with expected maturities. In early July (2017), $3 million of securities were purchased to restore the Bank’s level of unencumbered securities to one which is within the level specified above. At December 31, 2016, the Bank had a 10% unpledged position.

At June 30, 2017, securities with an amortized cost of $15.6 million were pledged to public fund customers and customer repurchase agreements, up from $14.3 million at year-end 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The market value of the investment portfolio is impacted by national and global economic news. During the first six months of 2017, the investment portfolio had net unrealized losses of $7,000. Including the decrease in value during the first half, net unrealized losses on the investment portfolio climbed to $41,000. At June 30, 2017, there were 32 securities with an amortized cost of $13.3 million having an unrealized loss of $77,000. See Note 2 for information regarding the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at June 30, 2017.

Loans held for sale activity during the first six months of 2017 included $4.5 million of loan originations and $4.6 million of sales. The associated gain on the loan sales was $108,000. Loans held for sale at June 30, 2017 were $44,000 and $128,000 at December 31, 2016.

Total loans (held for investment) decreased $2.1 million and were $138.7 million at June 30, 2017 down from $140.8 million at December 31, 2016. There were net decreases in a variety of loan segments and there were reclassifications that occurred between the commercial and commercial real estate segments in the first half of 2017. The most significant transactions in the first quarter of 2017 occurred in January and February. In January, one commercial real estate customer sold his business and repaid loans totaling $1.7 million. Additionally, the Bank sold its credit card portfolio in February to TCM Bank. The credit card balance at the time of sale was $445,000. The gain on the sale of these balances was $46,000. Prior to the transaction, management evaluated the risks associated with this type of lending as well its potential for future interest and interchange income and its regulatory capital allocation. Going forward, the Bank will get a small portion of the interchange income on the transactions of the customers sold as well as a referral fee for new customers. The reclassifications mentioned above consisted of $1.7 million of loans in the commercial segment at year-end 2016 that were reclassified to the commercial real estate segment due to an internal collateral analysis that occurred in the first quarter of 2017. Six construction loans secured end financing in the first half of 2017 and were refinanced with term debt. All six of the loans were in the commercial real estate general category at June 30, 2017. In spite of the net decline in the loan portfolio total since year-end 2016, in July (2017), the Bank originated $7.4 million in loans supporting management’s belief that the Bank’s loan portfolio will experience net growth in 2017 and do so in a manner that assesses multiple risk factors in conjunction with expected rate of return and related capital allocation.

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

At June 30, 2017, the allowance for loan losses totaled $1.8 million. There was a loan loss provision that was made in June of $174,000 which increased the allowance for loan losses balance from $1.6 million at year-end 2016. In addition to the loan loss provision, there were net charge-offs for the first six months of $7,000. As a result of the loan loss provision increasing the allowance for loan losses at June 30, 2017, the ratio of allowance to gross loans outstanding rose to 1.28%, compared to 1.14% at year-end 2016.

The allocation of the allowance at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$560,840	33.2%	$617,002	36.1%
Commercial Real Estate	818,050	48.7	459,805	45.3
Consumer	219,334	5.4	259,194	5.4
Residential	180,091	12.7	203,312	13.2
Unallocated	0	N/A	72,507	N/A
Total	$1,778,315	100.0%	$1,611,820	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.83% at June 30, 2017 and 0.84% at year-end 2016. At June 30, 2017, there were no unallocated reserves in the allowance for loan losses while there were unallocated reserves of $73,000 at December 31, 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2017, the allowance contained $703,000 in specific allocations for impaired loans whereas at December 31, 2016 there was $432,000 specifically allocated for that purpose. The $271,000 increase during the first six months of the year was due to two impaired loans. One loan was identified as impaired in the second quarter of 2017 and required a $66,000 allocation at June 30, 2017; an amount higher than that required when it was in the general pool. The second loan was identified as impaired at December 31, 2016 but had no reserve allocation. As a result of activities related to the collateral and the borrower an allocation of $206,000 was required at June 30, 2017. There were other changes to the reserve allocations of several other specifically identified loans but they had little net impact on the overall balance. In total, there was $9.9 million of recorded investment on impaired loans at June 30, 2017 compared to $9.3 million at year-end 2016.

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 18 impaired loans requiring no reserve at June 30, 2017. The recorded investment of these loans on that date was $6.8 million. The recorded investment of loans requiring no reserve comprised 68% of total specifically identified loans at June 30, 2017. This outcome is down from $7.8 million requiring no reserves at year-end 2016; 84% of the recorded investment of specifically identified loans. The decrease is due to the impaired loans mentioned above requiring specific allocations since year-end 2016.

Specifically identified loans requiring reserves had a recorded investment of $3.1 million at June 30, 2017 and $1.5 million at year-end 2016. The two loans mentioned above are largely responsible for the increase.

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2016 to June 30, 2017, the recorded investment in accruing past due and non-accrual loans increased by $853,000. This was evidenced by a $771,000 increase in the recorded investment in past due loans and a $82,000 increase in the recorded investment in non-accrual loans in the first half of 2017.

The recorded investment of accruing loans past due 30-59 days was $1.4 million at June 30, 2017; a $941,000 increase since year-end 2016. There are only two loans past due 30-59 days at June 30; neither were past due at December 31, 2016. One loan comprises 99% of the balance. The loan responsible for a majority of the balance is impaired and was the loan that required a large specific allocation in the second quarter. The loan had slipped to 60-89 days past due at July 31, 2017. The Bank has taken the real estate property into Receivership and is working with the Receiver in obtaining payment. The Bank is considering a payment restructure to accommodate a change in cashflow for the borrower related to this property.

The recorded investment of accruing loans past due 60-89 days at June 30, 2017 was $567,000 compared to a recorded investment of $737,000 at December 31, 2016. A single loan comprises the entire balance 60-89 days past due at June 30, 2017. This same loan was 60-89 days past due at year-end 2016. A large portion of the balance outstanding is guaranteed by the Small Business Administration (“SBA”). As a result of the delinquency and the borrower’s failure to comply with the terms of its troubled debt restructure, the Bank put the loan on non-accrual in July. The Bank intends to work closely with the SBA and has issued a demand letter to the borrower.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either June 30, 2017 or December 31, 2016.

The oversight of payment delinquency continues to be stringent as the Bank recognizes that this behavior is often the first indication of deterioration in credit quality.

The recorded investment of non-accrual loans totaled $205,000 at June 30, 2017; up $82,000 from year-end 2016. There were five non-accrual notes at June 30, 2017 and none were secured by undeveloped real estate. At June 30, 2017, there were specific allocations of $53,000 in the allowance for any estimated collateral deficiency on these notes.

There were net charge-offs of $14,000 for the second quarter of 2017 and net charge-offs of $7,000 for the first six months of 2017 and the corresponding ratio of annualized net recoveries to average loans was 0.04% and 0.01%. Similarly, there were net charge-offs of $66,000 for the second quarter of 2016 and net charge-offs of $33,000 for the first six months of 2016. The ratio of annualized net charge-offs to average loans was 0.21% for the second quarter and 0.05% for the first six months of 2016.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

The loan maturities and rate sensitivity of the loan portfolio at June 30, 2017 are set forth below:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Commercial	$7,385,319	$10,330,227	$20,152,903	$8,137,583	$46,006,032
Commercial Real Estate:
General	6,142,828	11,873,957	36,442,378	7,616,269	62,075,432
Construction	2,179,141	0	1,911,033	1,407,828	5,498,002
Consumer:
Lines of credit	453,176	362,638	1,996,211	3,578,753	6,390,778
Other	38,569	72,834	689,453	325,149	1,126,005
Residential	234,071	951,829	32,693	16,393,280	17,611,873
	$16,433,104	$23,591,485	$61,224,671	$37,458,862	$138,708,122
Loans at fixed rates	$4,180,445	$12,743,445	$48,074,070	$26,624,806	$91,622,766
Loans at variable rates	12,252,659	10,848,040	13,150,601	10,834,056	47,085,356
	$16,433,104	$23,591,485	$61,224,671	$37,458,862	$138,708,122

At June 30, 2017, 66% of the Bank’s loan balances carried a fixed rate and 34% carried a floating rate. Since year-end 2016, there has been a 2% increase in the concentration of loans carrying a fixed rate. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Since the rate environment is leaning toward further rate increases, management will be challenged to increase the Bank’s concentration of floating rate loans and limit originating loans with a fixed rate.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Avoidance of extension risk is another important means to mitigate interest rate risk. The maturity distribution of the Bank’s loan portfolio remained relatively balanced between short-term (less than one year) and long-term (greater than five years) maturities at both June 30, 2017 and December 31, 2016. At June 30, 2017, short-term maturities comprised 29% of the loan portfolio and long term maturities comprised approximately 27%. These results are similar to year-end 2016. At December 31, 2016, short term maturities were 31% and long term maturities were the same at 27% of the portfolio.

Foreclosed assets were $1.4 million at June 30, 2017, down slightly since December 31, 2016. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were three properties sold during the first half of 2017. Vacant land held in foreclosed assets for future development, will remain in the number of foreclosed properties until the last lot is sold. The net gains realized on these sales were $51,000. No properties were added in the first half of 2017. At June 30, 2017, foreclosed assets consisted of 11 real estate holdings, three less than at December 31, 2016.

Deposit balances were $169.0 million at June 30, 2017, up from $167.7 million at December 31, 2016. The $1.3 million increase in deposits since year-end is mostly driven by existing customers increasing their balances since year-end 2016.

Repurchase agreement balances were $5.3 million at June 30, 2017 and $4.6 million at December 31, 2016, an increase of $616,000. Similar to deposits, growth between the two period ends was the result of existing customers increasing their balances.

Shareholders’ equity was approximately $14.2 million on June 30, 2017. On December 31, 2016, the balance was $14.1 million. The net increase was primarily made up of net income of $162,000. Share based compensation of $5,000 was negated by a net comprehensive loss from security market value change of $5,000.

Total shares outstanding at both June 30, 2017 and December 31, 2016 were 4,101,664. The book value per share was $3.47 at June 30, 2017 compared to $3.43 at December 31, 2016.

In March 2017, the Company contributed $385,000 of capital to the Bank to supplement its regulatory capital ratios. The Bank has had regulatory capital ratios which are at a level considered to be well capitalized according to prompt corrective action guidance since its capital raise was completed in March 2016. The Bank continues to be well capitalized. At June 30, 2017, the Bank’s total risk-based capital ratio was 12.10% and its Tier 1 to average assets ratio was 7.90% compared to 11.12% and 8.30%, respectively, at December 31, 2016.

RESULTS OF OPERATIONS

There was net income of $162,000 for the first half of 2017 which compares favorably to $55,000 recorded for the first half of 2016. The corresponding basic and diluted income per share for the first six months of 2017 were $0.04 and $0.02 for the same period in 2016.

The Company’s net income for the second quarter of 2017 was $25,000 and the basic and diluted income per share was $0.01 while for the second quarter of 2016, net income was $79,000 and basic and diluted earnings per share was $0.02.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first six months of 2017, the annualized return on the Company’s average total assets was 0.16% compared to 0.06% for the first six months of 2016. For the second quarter of 2017, the annualized return on the Company’s average assets was 0.05%. For the second quarter of 2016, the annualized return on the Company’s average total assets was 0.17%.

The annualized return on the Company’s average equity for the first half and second quarter of 2017 was 2.26% and 0.71%, respectively. For the first half of 2016, the annualized return on the Company’s average equity was 0.99% and was 2.25% for the second quarter of 2016.

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was more for the first half of 2017 compared to the similar period in 2016 and the net interest margin was higher. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Six Months ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest-bearing deposits with banks	$25,492,625	$119,359	0.94%	$16,909,157	$42,132	0.50%
Securities	17,971,005	128,867	1.43	23,578,293	160,064	1.36
Loans (including held for sale and non accrual)	139,582,100	3,370,300	4.83	124,633,141	3,095,809	4.97
Total interest earning assets	183,045,730	3,618,526	3.95	165,120,591	3,298,005	3.99
Other assets	16,318,943			17,004,349
	$199,364,673			$182,124,940
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$130,899,722	$334,867	0.51%	$124,949,733	$318,849	0.51%
Repurchase agreements	4,593,411	9,354	0.41	4,021,460	8,299	0.41
Subordinated debentures and note payable	4,500,000	74,821	3.33	5,111,868	91,894	3.60
Total interest bearing liabilities	139,993,133	419,042	0.60	134,083,061	419,042	0.63
Non-interest-bearing deposits	44,602,275			36,112,403
Other liabilities	484,686			944,123
Shareholders’ Equity	14,284,579			10,985,353
	$199,364,673			$182,124,940
Net interest income (tax equivalent basis)		3,199,484			2,878,963
Net interest spread on earning assets
(tax equivalent basis)			3.35%			3.36%
Net interest margin on earning assets
(tax equivalent basis)			3.50%			3.49%
Average interest-earning assets to average interest-bearing liabilities			130.75%			123.15%
Tax equivalent adjustment		0			732
Net interest income		$3,199,484			$2,878,231

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest income for the first six months of 2016 was $2.9 million compared to a figure of $3.2 million for the same six months in 2017. Conversely, the net interest spread on average earning assets decreased 1 basis point to 3.35% in the past twelve months; however, the net interest margin increased by 1 basis point and was 3.50% for the first six months of 2017. The lack of net interest margin impact resulting from an additional $17.9 million more interest earning assets and $321,000 more in net interest income was due to the fact that the mix of earning assets was less profitable. The concentration of interest earning balances on deposit with other banks, mainly the FRB, comprised 4% more of earning assets than in the first half of 2016 while investments were 4% less. The loan portfolio remained essentially the same between the two periods.

The average rate earned on interest earning assets was 3.95% for the six month period ending June 30, 2017; a four basis point decrease compared to 3.99% for the same period in 2016. As mentioned above a portion of the decrease was due to detrimental changes to the earning asset composition but a large portion stemmed from a reduction in the rate earned on the loan portfolio, the Company’s largest earning asset category. The average rate earned on the loan portfolio was 4.83% in the first half of 2017, a reduction of 14 basis points compared to the first half of 2016. As the economy strengthens and the creditworthiness of borrowers improves, financial institutions are more actively soliciting new business making the rate environment more competitive. In order to retain current relationships and attract new ones, sometimes the Bank has to offer rates that are lower than the average portfolio rate. Lower rates are not being automatically offered on renewals or new business. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are used selectively based on the risk characteristics of the credit.

In the first half of 2017, the Company’s cost of funds was 0.60%, an improvement of three basis points when compared to the first half of 2016. The improvement occurred mainly because of the reduction in the Company’s debt as the rate paid on interest-bearing deposits and repurchase agreements remained unchanged at 0.51% and 0.41% respectively when comparing the first half of 2017 to that of 2016. Although national prime lending rates have risen over the past twelve months, the Bank has not made many changes to the rates paid on deposits.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the second quarter ended June 30, 2017 and 2016 is in the table below.

	Three Months ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$27,632,828	$72,174	1.04%	$17,814,778	$22,256	0.50%
Securities	18,055,605	65,670	1.45	22,600,465	74,625	1.32
Loans (including held for sale and non accrual)	139,538,137	1,707,206	4.89	125,269,863	1,575,056	5.03
Total interest earning assets	185,226,570	1,845,050	3.98	165,685,106	1,671,937	4.04
Other assets	16,160,535			16,724,652
	$201,387,105			$182,409,758
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$130,371,950	$168,320	0.52%	$123,583,503	$157,311	0.51%
Repurchase agreements	4,882,680	5,091	0.42	3,837,362	3,900	0.41
Subordinated debentures and note payable	4,500,000	38,675	3.44	4,500,000	31,417	2.79
Total interest bearing liabilities	139,754,630	212,086	0.61	131,920,865	192,628	0.58
Non-interest-bearing deposits	46,726,957			35,973,170
Other liabilities	558,369			506,337
Shareholders’ Equity	14,347,149			14,009,386
	$201,387,105			$182,409,758
Net interest income (tax equivalent basis)		1,632,964			1,479,309
Net interest spread on earning assets (tax equivalent basis)			3.37%			3.46%
Net interest margin on earning assets (tax equivalent basis)			3.53%			3.57%
Average interest-earning assets to average interest-bearing liabilities			132.54%			125.59%
Tax equivalent adjustment		0			0
Net interest income		$1,632,964			$1,479,309

Net interest income increased $154,000 in the second quarter of 2017 over the similar period in 2016; however, both the net interest spread and net interest margin were lower. The net interest spread for the three month period ending June 30, 2017 was 3.37% compared to 3.46% in the second quarter of 2016 and the net interest margin was four basis points lower. The net interest margin for the second quarter of 2017 was 3.53% compared to 3.57% for the second quarter of 2016.

The yield on earning assets fell six basis points between the second quarter of 2016 and the second quarter in 2017. Again, an increase in the concentration of interest bearing deposits with other banks in relation to interest earning assets was responsible. This earning asset category increased from 11% of average earning assets in the second quarter of 2016 to 15% of total average earning assets in 2017. Interest bearing deposits with other financial institutions is the lowest yielding category.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s cost of funds was 0.61% for the second quarter of 2017 rising three basis points compared to the second quarter of 2016. All of the interest-bearing liabilities experienced minimal yield increases when compared to the second quarter of 2016. A portion of the increase is also due to the tiered pricing which exists on many interest bearing products. As interest bearing liabilities grow, they may move into a higher tier within the product. The higher tiers are typically subject to a slightly higher rate. Average interest bearing liabilities increased $7.8 million when comparing the outstanding balances of the second quarter of 2017 to those of the second quarter of 2016.

Management expects the Company’s net interest margin to increase in the remaining quarters of 2017. Extra liquidity in interest bearing deposits with other banks will be used to fund loans. If the loan portfolio increases and the interest earning balances at other banks decreases, there should be a favorable movement in the composition of earning assets and an increase in net interest income and its ratios.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at June 30, 2017 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$20,729,648	$0	$0	$0	$20,729,648
Securities (including FHLB stock)	3,098,881	4,971,914	9,292,021	42,473	17,405,289
Loans held for sale	0	0	0	44,000	44,000
Loans	47,991,353	17,823,247	54,248,351	18,645,171	138,708,122
	71,819,882	22,795,161	63,540,372	18,731,644	176,887,059
Interest-bearing liabilities
Savings and checking	101,836,896	0	0	0	101,836,896
Time deposits <$100,000	2,574,505	7,306,213	4,643,754	29,174	14,553,646
Time deposits >$100,000	1,165,918	4,644,732	3,420,276	0	9,230,926
Repurchase agreements and
Federal funds purchased	5,255,475	0	0	0	5,255,475
Notes payable and other borrowings	4,500,000	0	0	0	4,500,000
	115,332,794	11,950,945	8,064,030	29,174	135,376,943
Net asset (liability) repricing gap	$(43,512,912)	$10,844,216	$55,476,342	$18,702,470	$41,510,116
Cumulative net asset (liability) repricing gap	$(43,512,912)	$(32,668,696)	$22,807,646	$41,510,116

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Recent interpretation of the information from the Federal Open Market Committee of the Federal Reserve System has leaned towards further rate increases; because the Company’s gap position is negative, there may be a negative effect on market rates for interest bearing liabilities. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames.

There was a provision for loan losses of $174,000 recorded in the second quarter of 2017 and none in the first quarter making the provision expense for the first six months of the 2017, $174,000. There was none for the first six months of 2016. Calculated provision expense is associated with changes in historical loss calculations, economic conditions (local and national) as well as delinquency, net charge-offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. The provision expense recorded in the second quarter of 2017 was due to changes in the credit quality of two loans identified as impaired. One loan was identified as impaired in the second quarter of 2017 requiring a $66,000 allocation at June 30, 2017; an amount higher than that required when it was in the general pool. The second loan was identified as impaired at December 31, 2016 but had no reserve allocation. As a result of activities related to the collateral and the borrower an allocation of $206,000 was required at June 30, 2017. These allocations were partially funded by unallocated reserves. Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest income recorded in the first six months of 2017 was $814,000 compared to $855,000 recorded for the similar period in 2016. Although the year-to-date results for non-interest income were similar in total, there were differences in the components. Gains on foreclosed asset sales were $51,000 for the first half of 2017 compared to $147,000 for the first half of 2016. In the prior year, the Bank benefitted from foreclosed asset sales carrying no book value. There were fewer lots available in 2017 and as of May 2017 all of the lots were liquidated. Lower revenue stemming from foreclosed asset transactions is expected going forward.

Strengthened revenue stemming from loan sales helped lessen the $96,000 difference related to foreclosed asset transactions. For the first half of 2017, recorded gains on loan sales were $154,000 compared to $71,000 for the first half of 2016. A portion of the increase stemmed from a single, specific transaction. In the first quarter of 2017, the Bank finalized the sale of its credit card portfolio. On February 17, 2017, the Bank sold credit card receivables of $445,000. The gain on the transaction was $46,000. Complementing this income was strengthened gains from selling mortgage loans. Gains on the sale of mortgage loans were $108,000 for the first six months of 2017. This outcome was $37,000 more than gains recorded on the sale of mortgage loans in the first six months of 2016. The Bank added a mortgage lender in early 2016 and increases to this revenue have started to materialize. Also, there continues to be decreases in service charges on deposit accounts; mainly overdraft fee income. Overdraft income was $14,000 less between the first half of 2017 and that of 2016. The Bank attributes a portion of the difference to the improving economy. Management is analyzing other fee opportunities on deposits to boost service fee revenue going forward.

Non-interest income for the second quarter of 2017 was $397,000 compared to $473,000 of non-interest income in the second quarter of 2016. Similar to year-to-date, a majority of the differences in the second quarter outcomes of 2017 and 2016 were due to the same areas; lower gains on foreclosed asset sales partially offset by higher gains on loan sales. For the second quarter of 2017, gains of foreclosed asset sales were $25,000 compared to $112,000 for the second quarter of 2016. Conversely, gains on loan sales were $29,000 more. Gains on the sale of mortgage loans were $66,000 for the second quarter of 2017.

Non-interest expenses for the first half of 2017 were $3.6 million; $60,000 less than the total for the first half of 2016. Similarly, non-interest expenses of $1.8 million for the second quarter of 2017 were $20,000 lower compared to the second quarter of the previous year.

FDIC insurance expenses were $74,000 for the first half of 2017 and $128,000 for the first half of 2016. The $54,000 reduction in the Bank’s FDIC premium accruals were due to a strengthened regulatory capital position and improved risk profile. Continuing with the trend of reduction, FDIC insurance expenses were $35,000 for the second quarter of 2017 compared to $60,000 for the second quarter of 2016.

Also affecting the second quarter of 2017, were differences in other non-interest expenses. Other non-interest expenses were $259,000 for the second quarter of 2017; $44,000 more than the second quarter of 2016 when other non-interest expenses were $215,000. In the second quarter of 2017, there were additional expenses incurred to administrate the commercial loan that was impaired during the quarter. Prior to this quarter, the trend of expenses incurred to administrate problem credits had been declining due to fewer problem credits and a reduction in the number of foreclosed properties.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company recorded a federal income tax expense of $83,000 for the first six months of 2017 compared to $23,000 for the first six months of 2016. For the second quarter of 2017, federal income tax expense was $13,000 compared to $36,000 for the similar period in 2016. Federal tax expense differences originate from differences in pre-tax income between the periods being compared.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the first half of the year ended June 30, 2017 what materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY SHORES BANK CORPORATION

August 14, 2017	By:	/s/ Heather D. Brolick
Date	Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

August 14, 2017	By:	/s/ Tracey A. Welsh
Date	Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s June 30, 2004 Form 10-QSB (SEC file number 333-63769).
3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).
31.1	Rule 13a-14(a) Certification of the principal executive officer.
31.2	Rule 13a-14(a) Certification of the principal financial officer.
32.1	Section 1350 Chief Executive Officer Certification.
32.2	Section 1350 Chief Financial Officer Certification.