Form 10-Q
period 2017-09-30
COMMUNITY SHORES BANK CORP
filed 2017-11-14
CIK 1070523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes ☒ No

At November 14, 2017, 4,101,664 shares of common stock were outstanding.

Community Shores Bank Corporation Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Cash and due from financial institutions	$3,813,833	$3,339,650
Interest-bearing deposits in other financial institutions	7,455,403	17,642,525
Total cash and cash equivalents	11,269,236	20,982,175
Term deposit	100,000	100,000
Securities available for sale (at fair value)	17,556,086	15,765,764
Loans held for sale	0	128,000
Loans	149,712,815	140,824,584
Less: Allowance for loan losses	1,844,362	1,611,820
Net loans	147,868,453	139,212,764
Federal Home Loan Bank stock (at cost)	300,500	300,500
Premises and equipment, net	8,321,307	8,486,355
Accrued interest receivable	421,662	393,444
Foreclosed assets	1,261,160	1,460,394
Net deferred tax assets	3,847,352	4,032,675
Other assets	637,760	547,638
Total assets	$191,583,516	$191,409,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$42,263,384	$46,893,163
Interest-bearing	127,935,856	120,830,147
Total deposits	170,199,240	167,723,310
Repurchase agreements	1,692,535	4,639,766
Subordinated debentures	4,500,000	4,500,000
Accrued expenses and other liabilities	763,698	485,153
Total liabilities	177,155,473	177,348,229
Shareholders’ equity
Preferred Stock, no par value: 1,000,000 shares authorized and none issued	0	0
Common Stock, no par value: 9,000,000 shares authorized; 4,101,664 issued and outstanding at both September 30, 2017 and December 31, 2016	19,634,530	19,626,201
Accumulated deficit	(5,176,532)	(5,542,341)
Accumulated other comprehensive loss	(29,955)	(22,380)
Total shareholders’ equity	14,428,043	14,061,480
Total liabilities and shareholders’ equity	$191,583,516	$191,409,709

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$1,763,512	$1,553,794	$5,133,812	$4,649,603
Securities (including FHLB dividends)	71,066	67,038	199,933	226,370
Federal funds sold and other income	47,753	27,108	167,112	69,240
Total interest and dividend income	1,882,331	1,647,940	5,500,857	4,945,213
Interest expense
Deposits	165,595	155,127	500,462	473,976
Repurchase agreements and other short-term debt	5,233	4,221	14,587	12,520
Federal Home Loan Bank advances and notes payable	41,168	32,037	115,989	123,931
Total interest expense	211,996	191,385	631,038	610,427
Net Interest Income	1,670,335	1,456,555	4,869,819	4,334,786
Provision for loan losses	50,942	0	224,661	0
Net Interest Income After Provision for Loan Losses	1,619,393	1,456,555	4,645,158	4,334,786
Non-interest income
Service charges on deposit accounts	108,477	105,626	322,716	335,005
Gain on sale of loans	62,499	50,703	216,568	121,422
Gain on sale of foreclosed assets	9,094	20,822	60,145	167,835
Other	205,332	196,625	600,395	604,676
Total non-interest income	385,402	373,776	1,199,824	1,228,938
Non-interest expense
Salaries and employee benefits	967,625	978,099	2,994,744	2,971,133
Occupancy	152,655	156,446	445,427	459,075
Furniture and equipment	82,133	89,191	256,512	278,687
Advertising	1,923	3,309	7,891	9,512
Data processing	129,328	131,283	380,672	370,289
Professional services	85,131	85,146	274,943	306,923
Foreclosed asset impairment	0	49,119	97,483	134,533
FDIC insurance	43,779	45,145	117,625	172,731
Other	232,121	225,282	714,651	715,743
Total non-interest expense	1,694,695	1,763,020	5,289,948	5,418,626
Income Before Federal Income Taxes	310,100	67,311	555,034	145,098
Federal income tax expense	105,948	22,886	189,225	46,088
Net Income	$204,152	$44,425	$365,809	$99,010
Basic average shares outstanding	4,101,664	4,101,664	4,101,664	3,265,682
Diluted average shares outstanding	4,126,664	4,101,664	4,128,990	3,265,682
Basic income earnings per share	$0.05	$0.01	$0.09	$0.03
Diluted income earnings per share	$0.05	$0.01	$0.09	$0.03

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income	$204,152	$44,425	$365,809	$99,010

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(4,140)	(31,472)	(11,477)	177,361
Less reclassification adjustments for unrealized gains later recognized in income	0	0	0	0
	(4,140)	(31,472)	(11,477)	177,361
Tax effect	1,408	10,701	3,902	(60,303)
Other comprehensive income (loss), net of tax	(2,732)	(20,771)	(7,575)	117,058

Comprehensive income	$201,420	$23,654	$358,234	$216,068

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
				Other	Total
		Common	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Deficit	Income (Loss)	Equity

Balance at January 1, 2016	1,468,800	$13,296,691	$(5,705,469)	$(28,795)	$7,562,427

Proceeds from rights offering, net of issuance costs	1,383,299	3,289,905			3,289,905
Proceeds from private placement	579,412	1,477,501			1,477,501
Note payable conversion, including derivative liability, net of taxes	670,153	1,561,592			1,561,592
Net income			99,010		99,010
Other comprehensive income				117,058	117,058

Balance at September 30, 2016	4,101,664	$19,625,689	$(5,606,459)	$88,263	$14,107,493

Balance at January 1, 2017	4,101,664	$19,626,201	$(5,542,341)	$(22,380)	$14,061,480

Expense related to share-based compensation		8,329			8,329
Net income			365,809		365,809
Other comprehensive loss				(7,575)	(7,575)

Balance at September 30, 2017	4,101,664	$19,634,530	$(5,176,532)	$(29,955)	$14,428,043

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income	$365,809	$99,010
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	224,661	0
Depreciation and amortization	256,263	274,821
Net amortization of securities	95,086	160,543
Net realized gain on sale of loans	(216,568)	(121,422)
Net realized gain on sale of foreclosed assets	(60,145)	(167,835)
Foreclosed asset impairment	97,483	134,533
Originations of loans for sale	(6,198,030)	(4,929,350)
Proceeds from loan sales	6,542,598	4,951,772
Deferred federal income tax expense	189,225	46,088
Share based compensation	8,329	0
Net change in:
Accrued interest receivable and other assets	(118,338)	319,815
Accrued interest payable and other liabilities	278,545	(696,261)
Net cash from operating activities	1,464,918	71,714
Cash flows from investing activities
Activity in available for sale securities:
Maturities, prepayments and calls	5,618,664	6,118,479
Purchases	(7,515,551)	0
Purchase of a term deposit	0	(100,000)
Loan originations and payments, net	(9,324,425)	(8,791,360)
Proceeds from the sale of the credit card portfolio	491,075	0
Additions to premises and equipment, net	(91,215)	(21,597)
Proceeds from the sale of foreclosed assets	114,896	634,621
Net cash used in investing activities	(10,706,556)	(2,159,857)
Cash flows from financing activities
Net change in deposits	2,475,930	(3,477,921)
Repayment of note payable	0	(8)
Net change in repurchase agreements	(2,947,231)	(67,434)
Capital-raising activities
Proceeds from rights offering, net of issuance costs	0	3,289,905
Proceeds from private placement, net of issuance cost	0	1,477,501
Net cash from (used in) financing activities	(471,301)	1,222,043
Net change in cash and cash equivalents	(9,712,939)	(866,100)
Beginning cash and cash equivalents	20,982,175	17,899,952
Ending cash and cash equivalents	$11,269,236	$17,033,852
Supplemental cash flows information:
Cash paid during the period for interest	$109,942	$1,241,700
Cash paid during the period for federal income tax	0	0
Non-cash financing activities:
Transfers from loans to foreclosed assets	0	89,019
Note payable conversion to common stock, including derivative and net of taxes	0	1,561,592
Foreclosed asset sales financed by the Bank	47,000	99,000

See accompanying notes to consolidated financial statements.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION, LOAN POLICY AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION: The unaudited, consolidated financial statements as of and for the three months and nine months ended September 30, 2017 include the consolidated results of operations of Community Shores Bank Corporation (“Company”) and its wholly-owned subsidiaries, Community Shores Financial Services (“CS Financial Services”), and Community Shores Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Community Shores Mortgage Company (the “Mortgage Company”) and the Mortgage Company’s wholly-owned subsidiary, Berryfield Development, LLC (“Berryfield”). Community Shores Capital Trust I (“the Trust”) is not consolidated and exists solely to issue capital securities. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company’s financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods. The results for the period ended September 30, 2017 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the period ended December 31, 2016. Some items in the prior year financial statements may be reclassified to conform to the current presentation.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent 12 quarters. The historical loss experience is recalculated at the end of each quarter. This actual loss experience is supplemented with current economic factors based on the risks present for each portfolio segment. These current economic factors are also reassessed at the end of each quarter and include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; quality of loan review system; degree of oversight by the Board of Directors; national and local economic trends and conditions; industry conditions; competition and legal and regulatory requirements; and effects of changes in credit concentrations. There were no significant changes to this methodology in the first nine months of 2017.

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

There was no material change in these operating doctrines during the nine months ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02 “Leases.” From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessee. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company owns all of its branch locations so the impact of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses” which introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses. The new accounting standard allows a financial institution to leverage its current internal credit risk systems as a framework for estimating expected credit losses. For public business entities (PBE) that are U.S. SEC filers, the new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in process of evaluating this new ASU to determine the potential impact on the Company’s financial position or results of operations.

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

RECENT DEVELOPMENTS

None

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE

The following tables represent the securities held in the Company’s portfolio at September 30, 2017 and at December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value

US Treasury	$3,499,182	$0	$(8,401)	$3,490,781
US Government and federal agency	6,010,998	490	(5,543)	6,005,945
Mortgage-backed and collateralized mortgage obligations– residential	8,091,293	36,547	(68,480)	8,059,360
	$17,601,473	$37,037	$(82,424)	$17,556,086

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value

US Treasury	$503,045	$1,721	$0	$504,766
US Government and federal agency	6,469,467	10,657	(147)	6,479,977
Mortgage-backed and collateralized mortgage obligations– residential	8,827,160	43,455	(89,594)	8,781,021
	$15,799,672	$55,833	$(89,741)	$15,765,764

The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment fees. Below is the schedule of contractual maturities for securities held at September 30, 2017:

	Amortized	Fair
	Cost	Value
Due in one year or less	$3,502,766	$3,501,503
Due from one to five years	6,007,414	5,995,223
Due from five to ten years	0	0
Due in more than ten years	0	0
Mortgage-backed and collateralized mortgage obligations – residential	8,091,293	8,059,360
	$17,601,473	$17,556,086

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Below is the table of securities with unrealized losses, aggregated by investment category and length of time such securities were in an unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$3,490,781	$(8,401)	$0	$0	$3,490,781	$(8,401)
US Government and federal agency	5,003,866	(5,543)	0	0	5,003,866	(5,543)
Mortgage-backed and collateralized mortgage obligations - residential	3,091,902	(11,024)	2,550,146	(57,456)	5,642,048	(68,480)
	$11,586,549	$(24,968)	$2,550,146	$(57,456)	$14,136,695	$(82,424)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
US Treasuries	$0	$0	$0	$0	$0	$0
US Government and federal agency	499,633	(147)	0	0	499,633	(147)
Mortgage-backed and collateralized mortgage obligations - residential	5,406,053	(69,170)	881,617	(20,424)	6,287,670	(89,594)
	$5,905,686	$(69,317)	$881,617	$(20,424)	$6,787,303	$(89,741)

No securities were sold in the three or nine months ended September 30, 2017 or September 30, 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

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

At September 30, 2017 and December 31, 2016, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae has the full faith and credit of the US government. At September 30, 2017, 32 debt securities had unrealized losses with aggregate depreciation of 0.58% from the amortized cost basis; seven of the 32 had unrealized losses greater than 12 months.

Eight of the 32 securities, which had an unrealized loss at September 30, 2017, are issued by government agencies and 24 are issued by government-sponsored entities. It is likely that these debt securities will be retained given the fact that they are pledged to various public funds. The reported decline in value is not material and is deemed to be market driven. Because the decline in fair value is attributable to changes in interest rates and not credit quality and, because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. Government and federal agencies, in an amount greater than 10% of common stock and surplus.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SECURITIES AVAILABLE FOR SALE (Continued)

Securities pledged at September 30, 2017 had a carrying amount of $11,776,923 and were pledged to secure public fund customers and customer repurchase agreements. Pledged securities at December 31, 2016 had a carrying amount of $14,266,378.

3.	LOANS

Outstanding loan balances by portfolio segment and class at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Commercial	$54,046,712	$50,869,327
Commercial Real Estate:
General	65,687,460	55,412,701
Construction	4,049,315	8,383,035
Consumer:
Lines of credit	6,214,979	5,965,344
Other	1,138,473	1,169,365
Credit card	0	450,920
Residential	18,643,653	18,654,044
Net deferred loan fees	(67,777)	(80,152)
	149,712,815	140,824,584
Less: Allowance for loan losses	(1,844,362)	(1,611,820)
Loans, net	$147,868,453	$139,212,764

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2017 and 2016 by portfolio segment:

Three Months Ended September 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$560,840	$818,050	$219,334	$180,091	$0	$1,778,315
Charge-offs	0	0	(6,560)	0	0	(6,560)
Recoveries	4,233	1,270	16,162	0	0	21,665
Provision for loan losses	17,531	70,040	(16,557)	(29,789)	9,717	50,942
Ending balance	$582,604	$889,360	$212,379	$150,302	$9,717	$1,844,362

Three Months Ended September 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$582,411	$460,602	$263,890	$211,914	$119,764	$1,638,581
Charge-offs	0	0	(21,831)	0	0	(21,831)
Recoveries	5,700	0	2,268	0	0	7,968
Provision for loan losses	(27,547)	50,168	3,717	(10,977)	(15,361)	0
Ending balance	$560,564	$510,770	$248,044	$200,937	$104,403	$1,624,718

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

Nine Months Ended September 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820
Charge-offs	(21,870)	0	(7,355)	0	0	(29,225)
Recoveries	15,323	2,575	19,208	0	0	37,106
Provision for loan losses	(27,851)	426,980	(58,668)	(53,010)	(62,790)	224,661
Ending balance	$582,604	$889,360	$212,379	$150,302	$9,717	$1,844,362

Nine Months Ended September 30, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$522,558	$432,145	$322,185	$210,653	$183,875	$1,671,416
Charge-offs	(69,664)	(21,871)	(61,124)	0	0	(152,659)
Recoveries	45,253	25,710	34,998	0	0	105,961
Provision for loan losses	62,417	74,786	(48,015)	(9,716)	(79,472)	0
Ending balance	$560,564	$510,770	$248,044	$200,937	$104,403	$1,624,718

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016:

September 30, 2017	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$183,050	$348,234	$70,904	$9,848	$0	$612,036
Collectively evaluated for impairment	399,554	541,126	141,475	140,454	0	1,222,609
Unallocated	0	0	0	0	9,717	9,717
Total ending allowance balance	$582,604	$889,360	$212,379	$150,302	$9,717	$1,844,362

Loans:
Individually evaluated for impairment	$1,069,023	$8,147,249	$124,968	$511,228	$0	$9,852,468
Collectively evaluated for impairment	53,090,500	61,700,944	7,250,768	18,182,495	0	140,224,707
Total ending loans balance	$54,159,523	$69,848,193	$7,375,736	$18,693,723	$0	$150,077,175

December 31, 2016	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$268,274	$20,595	$80,503	$62,962	$0	$432,334
Collectively evaluated for impairment	348,728	439,210	178,691	140,350	0	1,106,979
Unallocated	0	0	0	0	72,507	72,507
Total ending allowance balance	$617,002	$459,805	$259,194	$203,312	$72,507	$1,611,820

Loans:
Individually evaluated for impairment	$2,294,672	$6,328,334	$165,174	$526,736	$0	$9,314,916
Collectively evaluated for impairment	48,666,710	57,560,977	7,448,194	18,176,652	0	131,852,533
Total ending loans balance	$50,961,382	$63,889,311	$7,613,368	$18,703,388	$0	$141,167,449

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016. The recorded investment includes unpaid principal balance net of interest payments applied to principal (non-accrual loans only) as well as accrued interest receivable, deferred fees and costs. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$514,310	$511,644	$0
Commercial Real Estate:
General	6,005,897	5,986,209	0
Consumer:
Lines of credit	8,948	8,939	0
Other	0	0	0
Residential	461,327	459,946	0
Subtotal	$6,990,482	$6,966,738	$0

With a related allowance recorded:
Commercial	$554,713	$554,854	$183,050
Commercial Real Estate:
General	2,141,352	2,134,295	348,234
Consumer:
Lines of credit	97,575	97,175	52,553
Other	18,445	18,351	18,351
Residential	49,901	50,335	9,848
Subtotal	$2,861,986	$2,855,010	$612,036
Total	$9,852,468	$9,821,748	$612,036

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,334,036	$1,394,625	$0
Commercial Real Estate:
General	6,270,915	7,349,245	0
Consumer:
Lines of credit	35,868	35,791	0
Other	0	0	0
Residential	181,557	214,031	0
Subtotal	$7,822,376	$8,993,692	$0
With a related allowance recorded:
Commercial	$960,636	$970,799	$268,274
Commercial Real Estate:
General	57,419	57,323	20,595
Consumer:
Lines of credit	108,825	108,217	60,132
Other	20,481	20,372	20,371
Residential	345,179	353,232	62,962
Subtotal	$1,492,540	$1,509,943	$432,334
Total	$9,314,916	$10,503,635	$432,334

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the average recorded investment of loans individually evaluated for impairment by class of loans as of September 30, 2017 and 2016 and the associated interest income. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2017	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$514,613	$5,151	$5,353
Commercial Real Estate:
General	5,930,647	76,679	74,525
Consumer:
Lines of credit	9,014	156	156
Other	0	0	0
Residential	464,157	4,185	1,118
Subtotal	$6,918,431	$86,171	$81,152

With a related allowance recorded:
Commercial	$665,746	$0	$0
Commercial Real Estate:
General	2,126,062	0	0
Consumer:
Lines of credit	97,755	1,516	1,516
Other	18,673	324	324
Residential	49,940	0	0
Subtotal	$2,958,176	$1,840	$1,840
Total	$9,876,607	$88,011	$82,992

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Three Months	Three Months	Three Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,352,250	$21,801	$13,593
Commercial Real Estate:
General	5,052,992	124,372	47,673
Consumer:
Lines of credit	65,622	806	850
Other	0	0	0
Residential	178,928	593	352
Subtotal	$6,649,792	$147,572	$62,468

With a related allowance recorded:
Commercial	$980,259	$5,793	$5,793
Commercial Real Estate:
General	19,333	0	0
Consumer:
Lines of credit	132,489	2,201	1,972
Other	22,245	404	306
Residential	309,966	3,217	3,217
Subtotal	$1,464,292	$11,615	$11,288
Total	$8,114,084	$159,187	$73,756

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2017	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$585,438	$15,513	$13,014
Commercial Real Estate:
General	6,006,497	208,427	196,261
Consumer:
Lines of credit	15,100	485	485
Other	0	0	0
Residential	435,333	12,599	9,532
Subtotal	$7,042,368	$237,024	$219,292

With a related allowance recorded:
Commercial	$854,681	$0	$0
Commercial Real Estate:
General	1,504,978	17,644	15,011
Consumer:
Lines of credit	100,364	4,563	4,563
Other	19,327	1,036	1,036
Residential	115,050	0	0
Subtotal	$2,594,400	$23,243	$20,610
Total	$9,636,768	$260,267	$239,902

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

	Nine Months	Nine Months	Nine Months
	Average Recorded	Interest Income	Cash Basis
September 30, 2016	Investment	Recognized	Interest Recognized
With no related allowance recorded:
Commercial	$1,360,761	$45,597	$37,254
Commercial Real Estate:
General	5,053,479	219,861	143,162
Consumer:
Lines of credit	83,212	4,753	4,753
Other	0	0	0
Residential	327,585	1,383	1,142
Subtotal	$6,825,037	$271,594	$186,311

With a related allowance recorded:
Commercial	$1,004,450	$26,179	$26,179
Commercial Real Estate:
General	62,721	0	0
Consumer:
Lines of credit	167,765	6,207	5,898
Other	16,893	1,078	949
Residential	312,930	9,662	9,662
Subtotal	$1,564,759	$43,126	$42,688
Total	$8,389,796	$314,720	$228,999

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of September 30, 2017:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$1,057	$0	$0	$1,057	$53,580,271	$53,581,328
Commercial Real Estate:
General	1,411,988	0	0	1,411,988	62,869,448	64,281,436
Construction	0	0	0	0	4,053,187	4,053,187
Consumer:
Lines of credit	0	0	0	0	6,232,804	6,232,804
Other	19,265	0	0	19,265	1,123,667	1,142,932
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	18,595,092	18,595,092
Total	$1,432,310	$0	$0	$1,432,310	$146,454,469	$147,886,779

Non-Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non-Accrual Past Due Loans	Current Non-Accrual Loans	Total Non-Accrual Recorded Investment
Commercial	$0	$0	$48,400	$48,400	$529,795	$578,195
Commercial Real Estate:
General	0	0	1,513,570	1,513,570	0	1,513,570
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	0	0	0	0	98,631	98,631
Total	$0	$0	$1,561,970	$1,561,970	$628,426	$2,190,396

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present the aging of the recorded investment in past due and non-accrual loans by class of loans as of December 31, 2016:

Accruing Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Accruing Past Due Loans	Current Accruing Loans	Total Recorded Investment of Accruing Loans
Commercial	$298,912	$592,498	$0	$891,410	$50,058,531	$50,949,941
Commercial Real Estate:
General	100,058	0	0	100,058	55,404,749	55,504,807
Construction	0	0	0	0	8,384,504	8,384,504
Consumer:
Lines of credit	36,652	0	0	36,652	5,951,862	5,988,514
Other	0	0	0	0	1,173,934	1,173,934
Credit card	0	0	0	0	450,920	450,920
Residential	36,621	144,039	0	180,660	18,410,821	18,591,481
Total	$472,243	$736,537	$0	$1,208,780	$139,835,321	$141,044,101

Non-Accrual Loans	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Non-Accrual Past Due Loans	Current Non-Accrual Loans	Total Non-Accrual Recorded Investment
Commercial	$0	$0	$0	$0	$11,441	$11,441
Commercial Real Estate:
General	0	0	0	0	0	0
Construction	0	0	0	0	0	0
Consumer:
Lines of credit	0	0	0	0	0	0
Other	0	0	0	0	0	0
Credit card	0	0	0	0	0	0
Residential	63,049	0	48,858	111,907	0	111,907
Total	$63,049	$0	$48,858	$111,907	$11,441	$123,348

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

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

The Company has allocated $603,372 of specific reserves on $9,633,867 of unpaid principal balance of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 and $413,252 on $9,102,558 of unpaid principal balance of loans as of December 31, 2016. As of September 30, 2017, there was $175,269 in loan commitments to two customers whose loan terms were modified in a troubled debt restructuring.

There were no loans modified as troubled debt restructurings during the three month period ended September 30, 2017.

The following table presents loans by class modified as troubled debt restructurings occurring during the nine month period ended September 30, 2017:

Nine Months Ended September 30, 2017	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled Debt Restructurings:
Commercial	1	$125,604	$125,604	$124,105
Commercial Real Estate:
General	2	549,725	550,068	599,247
Total	3	$675,329	$675,672	$723,352

There were no charge-offs related to the three troubled debt restructurings occurring in the first nine months of 2017; however, there was an additional $66,371 of specific reserves were established on these balances. Moreover, all three modifications received a modified payment structure for a range of 5 to 15 years.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (Continued)

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2016:

Three Months Ended September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled Debt Restructurings:
Residential	1	$83,310	$83,882	$83,831
Total	1	$83,310	$83,882	$83,831

Nine Months Ended September 30, 2016	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Current Balance
Troubled Debt Restructurings:
Commercial	1	$15,107	$15,107	$14,941
Commercial Real Estate:
General	1	58,194	58,194	58,041
Consumer:
Other	1	11,566	11,566	9,687
Residential	1	83,310	83,882	83,831
Total	4	$168,177	$168,749	$166,500

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as follows:

			Commercial Real Estate		Commercial Real Estate
	Commercial		General		Construction
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
1	$0	$7,391	$0	$0	$0	$0
2	927,019	1,281,578	1,484,276	1,577,808	0	0
3	9,697,542	10,420,192	5,960,141	5,738,500	242,329	800,501
4	22,835,382	16,356,758	28,619,995	17,176,904	276,407	4,310,495
5	17,276,873	17,186,851	20,613,681	18,089,577	1,962,060	1,782,945
5M	1,289,868	2,606,184	1,975,888	3,087,363	0	0
6	872,020	1,200,346	3,889,011	8,159,197	166,940	1,490,563
7	1,202,576	1,890,779	1,780,101	1,674,939	1,405,451	0
8	58,243	11,303	1,471,913	519	0	0
Total	$54,159,523	$50,961,382	$65,795,006	$55,504,807	$4,053,187	$8,384,504

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the recorded investment in residential and consumer loans based on payment activity as of September 30, 2017 and December 31, 2016:

	Residential
	September 30,	December 31,
	2017	2016
Performing	$18,182,495	$18,176,652
Impaired	511,228	526,736
Total	$18,693,723	$18,703,388

	Consumer – Lines of credit		Consumer – Other		Consumer – Credit card
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$6,126,281	$5,843,821	$1,124,487	$1,153,453	$0	$450,920
Impaired	106,523	144,693	18,445	20,481	0	0
Total	$6,232,804	$5,988,514	$1,142,932	$1,173,934	$0	$450,920

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	FORECLOSED ASSETS

Foreclosed asset activity for the period ended:

	September 30,	December 31,
	2017	2016
Beginning of year	$1,460,394	$2,211,327
Additions	0	89,019
Reductions from sales	(101,751)	(649,574)
Direct write-downs	(97,483)	(190,378)
End of period	$1,261,160	$1,460,394

Expenses related to foreclosed assets include:
Operating expenses, net of rental income	$70,693	$80,782

A significant portion of the operating expenses is related to property taxes paid on the foreclosed assets. These amounts can vary from year-to-year depending on the number and types of foreclosed properties as well as the timing of the payments.

6.	PREMISES AND EQUIPMENT

Period end premises and equipment were as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Land & land improvements	$4,763,024	$4,704,624
Buildings & building improvements	6,341,548	6,334,070
Furniture, fixtures and equipment	3,018,585	3,231,264
	14,123,157	14,269,958
Less: accumulated depreciation	5,801,850	5,783,603
	$8,321,307	$8,486,355

Depreciation and amortization expenses were $256,263 and $274,821 for the nine months ended September 30, 2017 and 2016, respectively.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEPOSITS

The components of the outstanding deposit balances at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Non-interest-bearing DDA	$42,263,384	$46,893,163
Interest-bearing DDA	41,712,892	40,848,573
Money market	21,283,014	21,637,723
Savings	43,041,459	32,724,497
Time, under $100,000	13,299,426	15,663,347
Time, over $100,000	8,599,065	9,956,007
Total Deposits	$170,199,240	$167,723,310

Time deposits of $250,000 or more were $1,395,685 at September 30, 2017 and $1,387,575 at December 31, 2016. There were no brokered deposits at either September 30, 2017 or December 31, 2016.

8.	SHORT-TERM BORROWINGS

The Company’s short-term borrowings outstanding consisted entirely of repurchase agreements at September 30, 2017 and December 31, 2016. The Company utilized its line of credit with the FHLB once in both 2016 and in 2017.

Information regarding repurchase agreements and borrowings from the FHLB is summarized below:

	Repurchase	Borrowings
	Agreements	from FHLB

Outstanding at September 30, 2017	$1,692,535	$0
Average interest rate at period end	0.50%	0%
Average balance during period	4,729,300	366
Average interest rate during period	0.41%	0.70%
Maximum month end balance during period	5,768,630	0

Outstanding at December 31, 2016	$4,639,766	$0
Average interest rate at year-end	0.40%	0%
Average balance during year	4,283,900	273
Average interest rate during year	0.41%	0.34%
Maximum month end balance during year	5,382,709	0

The Bank had securities of $1,544,780 pledged to repurchase agreements at September 30, 2017 and $4,000,396 pledged at December 31, 2016. The Company had approximately $2.6 million of residential mortgage loans pledged to support its line of credit with the FHLB at September 30, 2017.

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

Fair Market Value of Securities Pledged to Repurchase Agreements	September 30, 2017	December 31, 2016
U.S. Treasury and agency securities	$0	$454,400
Mortgage-backed securities	1,272,389	2,895,264
Collateralized mortgage obligations	272,391	650,732
Total	$1,544,780	$4,000,396

Another source of short-term borrowings is available through the Federal Reserve Discount Window (“Discount Window”). At September 30, 2017, collateral pledged for Discount Window borrowings consisted of $1,883,059 in home equity loans while at December 31, 2016 the collateral pledged consisted of $1,781,289 in home equity loans.

9.	FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the FHLB of Indianapolis. Based on its current FHLB stock holdings and collateral, the Bank has the capacity to borrow $3,413,754 at September 30, 2017. Each borrowing requires a direct pledge of securities and/or loans. To support potential borrowings with the FHLB, the Bank had loans with a carrying value of $6,914,651 pledged at September 30, 2017 and $7,216,020 pledged at year-end 2016. The Bank uses a portion of the loans pledged to the FHLB as collateral for the Bank’s $2,000,000 overdraft line of credit. The remaining pledged loans are available to collateralize longer term FHLB borrowings. The Bank had no balance outstanding on the line of credit and the Bank had no other borrowings with the FHLB at either September 30, 2017 or December 31, 2016.

10.	SUBORDINATED DEBENTURES

The Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase an equivalent amount of subordinated debentures from the Company. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and was 3.39% at September 30, 2017 and 3.05% at December 31, 2016. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by the Company. Interest on the subordinated debentures is payable quarterly on March 30th, June 30th, September 30th and December 30th. The Company is not considered the primary beneficiary of the Trust (under the variable interest entity rules), therefore the Trust is not consolidated in the Company’s financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded on the Company’s consolidated statement of income.

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

On April 27, 2016, the Company’s Board of Directors voted to again defer interest payments in order to preserve its cash for general operations and potential capital support for the Bank as it grows. The deferral of interest does not constitute an event of default. The Company exercised its option to defer regularly scheduled quarterly interest payments beginning with the quarterly interest payment that was scheduled to be paid on June 30, 2016. As of September 30, 2017, the accrued and unpaid interest owed on the subordinated debentures was $214,882. Accrued and unpaid interest owed on the subordinated debentures at December 31, 2016 was $98,892.

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

A summary of the notional and contractual amounts of outstanding financing instruments with off-balance-sheet risk as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017	December 31, 2016

Unused lines of credit	$29,060,450	$27,175,383
Unused standby letters of credit	528,342	450,000
Commitments to make loans	26,000	1,199,010

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

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a recurring basis are summarized below as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$3,490,781	$3,490,781	$0	$0
US Government and federal agency	6,005,945	0	6,005,945	0
Mortgage-backed and collateralized mortgage obligations– residential	8,059,360	0	8,059,360	0
Total	$17,556,086	$3,490,781	$14,065,305	$0

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
US Treasury	$504,766	$504,766	$0	$0
US Government and federal agency	6,479,977	0	6,479,977	0
Mortgage-backed and collateralized mortgage obligations– residential	8,781,021	0	8,781,021	0
Total	$15,765,764	$504,766	$15,260,998	$0

There were no transfers between levels during the first nine months of 2017 or 2016.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a non-recurring basis are summarized below for the periods ended September 30, 2017 and December 31, 2016:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Impaired loans[1]:	$4,406,291	$0	$0	$4,406,291
Foreclosed assets:	1,261,160	0	0	1,261,160
Total	$5,667,451	$0	$0	$5,667,451

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Impaired loans[1]:	$3,210,340	$0	$0	$3,210,340
Foreclosed assets:	1,460,394	0	0	1,460,394
Total	$4,670,734	$0	$0	$4,670,734

1 Collateral dependent

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present information as of September 30, 2017 and December 31, 2016 about significant unobservable inputs related to the Bank’s individually material Level 3 financial assets, by class, measured on a non-recurring basis:

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
September 30, 2017
Adjustments for differences between
Impaired loans	Sales comparison approach	comparable sales	(23)-35%
	Income approach	Capitalization rate	9-12.5%

Adjustments for differences between
Foreclosed assets	Sales comparison approach	comparable sales	(48.5)-(33)%

	Valuation	Significant Unobservable	Range
	Technique	Inputs	of Inputs
December 31, 2016
Adjustments for differences between
Impaired loans	Sales comparison approach	comparable sales	(25)-19%
	Income approach	Capitalization rate	9-12.5%

Adjustments for differences between
Foreclosed assets	Sales comparison approach	comparable sales	(22)-14%

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair values of financial instruments not previously presented above are as follows:

		Fair Value Measurements
		at September 30, 2017 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$11,369	$11,269	$100	$0	$11,369
Loans held for sale	0	0	0	0	0
Loans, net (including impaired)	147,868	0	0	144,644	144,644
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	422	10	47	365	422

Financial liabilities
Deposits	170,199	0	148,272	0	148,272
Repurchase agreements	1,693	0	1,693	0	1,693
Subordinated debentures	4,500	0	0	4,694	4,694
Accrued interest payable	236	0	21	215	236

		Fair Value Measurements
		at December 31, 2016 Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$21,082	$20,982	$100	$0	$21,082
Loans held for sale	128	0	131	0	131
Loans, net (including impaired)	139,213	0	0	136,902	136,902
FHLB stock	301	N/A	N/A	N/A	N/A
Accrued interest receivable	393	5	45	343	393

Financial liabilities
Deposits	167,723	0	155,546	0	155,546
Repurchase agreements	4,640	0	4,640	0	4,640
Subordinated debentures	4,500	0	0	4,686	4,686
Accrued interest payable	119	0	20	99	119

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	FAIR VALUE MEASUREMENTS (Continued)

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

There were no unrecognized tax benefits at September 30, 2017 or December 31, 2016, and the Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next 12 months. The Company is only subject to examination by the Internal Revenue Service for years after 2012.

16.	SHARE-BASED COMPENSATION

The Company has one share-based compensation plan as described below. Total compensation expense that has been charged against income for that plan was $2,860 for the three month period ended September 30, 2017 and $8,329 for the nine month period ended September 30, 2017. There was no compensation expense charged against income for either the third quarter or the first nine months of 2016.

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

On December 20, 2016, the Board granted 30,000 shares of restricted stock. The restricted stock will vest over five years. On May 8, 2017, 5,000 shares of restricted stock that were granted on December 20, 2016, were forfeited due to the voluntary termination of one of the recipients. None of the shares had vested. At September 30, 2017, there were 475,000 shares available for future stock rewards whereas at year-end 2016, there were 470,000 shares available for the same purpose.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SHARE-BASED COMPENSATION (Continued)

A summary of the restricted stock activity in the plan for the first nine months of 2017 is as follows:

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

Under final capital rules that became effective on January 1, 2015, there was a requirement for a capital buffer to be phased in over three years beginning in 2016. Banks that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum Common Equity Tier One ratio to 7.0%, Tier One Capital (to risk weighted assets) ratio to 8.5% and Total Risk Based Capital Ratio to 10.5%. Management believes that as of September 30, 2017, the Bank would meet the capital buffer requirements under the BASEL III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Since March 31, 2016, the Bank’s capital ratios were above the level of well-capitalized according to prompt corrective action regulations. On March 31, 2017, the Company contributed $385,000 of additional capital to the Bank so that it would continue to be above the well-capitalized level. At September 30, 2017, the Bank’s was considered well-capitalized according to prompt corrective action guidance with a total risk-based capital ratio of 11.66% and a Tier 1 to average assets ratio of 8.24%. At December 31, 2016, the Bank’s total risk-based capital ratio was 11.12% and its Tier 1 to average assets ratio was 8.30%; both of which exceeded the minimum required for a well-capitalized regulatory status.

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

Actual capital amounts and ratios for the Bank and, required capital amounts and ratios for the Bank to be well capitalized at September 30, 2017 and December 31, 2016 were:

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$15,882,135	10.45%	$6,839,043	4.50%	$9,878,617	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	17,726,497	11.66	12,158,298	8.00	15,197,873	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	15,882,135	10.45	9,118,724	6.00	12,158,298	8.00
Tier 1 (Core) Capital to average assets of the Bank	15,882,135	8.24	7,710,508	4.00	9,638,135	5.00

COMMUNITY SHORES BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	REGULATORY MATTERS (Continued)

					Minimum Required
					to Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1 (CET1) to risk-weighted assets of the Bank	$14,917,302	10.03%	$6,689,791	4.50%	$9,663,031	6.50%
Total Capital (Tier 1 and Tier 2) to risk-weighted assets of the Bank	16,529,122	11.12	11,892,961	8.00	14,866,201	10.00
Tier 1 (Core) Capital to risk-weighted assets of the Bank	14,917,302	10.03	8,919,721	6.00	11,892,961	8.00
Tier 1 (Core) Capital to average assets of the Bank	14,917,302	8.30	7,184,813	4.00	8,981,016	5.00

Federal Reserve guidelines limit the amount of allowance for loan losses that can be included in Tier 2 capital. In general only 1.25% of net risk-weighted assets are allowed to be included. At both December 31, 2016 and September 30, 2017, the full recorded balance of the Bank’s allowance for loan losses was counted as Tier 2 capital and nothing was disallowed. The balance of the allowance for loan losses was $1,844,362 at September 30, 2017 and $1,611,820 at December 31, 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below details the financial results of the Company and its wholly owned subsidiaries, the Bank and Community Shores Financial Services, and the Bank’s subsidiary, the Mortgage Company, and Berryfield, the Mortgage Company’s subsidiary, through September 30, 2017 and is separated into two parts which are labeled Financial Condition and Results of Operations. The part labeled Financial Condition compares the financial condition at September 30, 2017 to that at December 31, 2016. The part labeled Results of Operations discusses the three and nine month periods ending September 30, 2017 as compared to the same periods of 2016. Both parts should be read in conjunction with the interim consolidated financial statements and footnotes included in Item 1 of Part I of this Form 10-Q.

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

OTHER EVENTS

As announced on Form 8-K filed October 2, 2017, the Company intends to de-register its common stock by filing a Form 15 (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934) within the first two weeks of fiscal year 2018. The Company is eligible to de-register its common stock because it has fewer than 1,200 shareholders of record. Upon filing of the Form 15, the Company’s obligations to file certain reports and forms with the Securities Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, will immediately be suspended. The Company’s common stock is traded on the OTC Pink Market, operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter securities. The Company expects that its Common Stock will continue to be traded on the OTC Pink Market, so long as market makers demonstrate an interest in trading in the Company’s common stock. After public reporting requirements conclude, the Company will continue to file financial reports with its federal regulator and intends to provide interim, unaudited financial information on its website (www.communityshores.com).

FINANCIAL CONDITION

Total assets were $191.6 million at September 30, 2017 compared to $191.4 million at December 31, 2016. Although total assets outstanding reflected little growth in the first nine months of 2017, the structure of the balance sheet was strengthened as cash on deposit at the FRB was used for investment purchases and loan originations.

Due to the increase in loans and investments, cash and cash equivalents decreased by $9.7 million to $11.3 million at September 30, 2017 from $21.0 million at December 31, 2016. The Bank’s FRB balance decreased $9.2 million since year-end 2016 and was $7.4 million on September 30, 2017.

The Bank’s security portfolio was $17.6 million at September 30, 2017 and $15.8 million at December 31, 2016. Investment activity in the first nine months of the year consisted of purchases of $7.5 million and maturities, prepayments, calls of $5.6 million and net amortization of $95,000.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maintaining an adequate level of pledgeable assets is one of the driving forces behind most of the Bank’s investment activity. The security purchases in the first nine months of 2017 were specifically intended to increase the Bank’s level of unencumbered securities. Unencumbered securities are those that are not pledged to any other entity. The Bank diligently seeks to manage unencumbered securities to ensure there are enough available to meet parameters required by several of the Bank’s operating policies. Regardless of whether securities are encumbered, they serve as a key source of collateral or potential liquidity for the Bank. The level of unpledged securities is formally assessed monthly. Typically the Bank aims to leave between 10% and 20% of its investment portfolio unpledged. At September 30, 2017, 33% of the investment portfolio was unencumbered. At December 31, 2016, the Bank had a 10% unpledged position. In early September (2017), a customer balance was moved from repurchase agreements into a corporate checking which does not require a pledge of securities. This transfer reduced the total of pledged securities by approximately $2 million.

At September 30, 2017, securities with an amortized cost of $11.8 million were pledged to public fund customers and customer repurchase agreements, down from $14.3 million at year-end 2016.

The market value of the investment portfolio is impacted by national and global economic news. During the first nine months of 2017, the investment portfolio had net unrealized losses of $8,000. Including the decrease in value during the first nine months, net unrealized losses on the investment portfolio increased to $45,000. At September 30, 2017, there were 32 securities with an amortized cost of $14.2 million having an unrealized loss of $82,000. See Note 2 for information regarding the Company’s assessment of other than temporary impairment on these investments.

To reduce exposure to future loss, both realized and unrealized, the Bank intends to adhere to the diversification principles outlined in the investment policy and limit issuer concentrations. Besides fully-guaranteed U.S. government and federal agency securities, there were no holdings of securities of any one issuer in an amount greater than 10% of the Bank’s common stock and surplus at September 30, 2017.

Loans held for sale activity during the first nine months of 2017 included $6.2 million of loan originations and $6.5 million of sales. The associated gain on the loan sales was $171,000. There were no loans held for sale at September 30, 2017 but $128,000 at December 31, 2016.

Total loans (held for investment) increased $8.9 million and were $149.7 million at September 30, 2017; up from $140.8 million at December 31, 2016. There were sizable net increases in the commercial and commercial real estate loan segments mostly due to growth but some due to reclassifications between those segments since year-end 2016. The reclassifications consisted of $1.7 million of loans in the commercial segment at year-end 2016 that were reclassified to the commercial real estate segment due to an internal collateral analysis that occurred in the first quarter of 2017. There was $1.5 million of organic growth that also occurred.

There were also transfers within the commercial real estate segments. Since year-end 2016, $4.3 million of construction loans converted to term notes which moved the balance out of the construction segment of commercial real estate loans into the general commercial real estate loan segment. In addition to this, the general commercial real estate loan segment grew approximately $7.0 million in the first nine months of the year. Two of the largest originations had been in the works since the prior year. Other loan activity included sale of the Bank’s credit card portfolio to TCM Bank in February. The credit card balance at the time of sale was $445,000. The gain on the sale of these balances was $46,000. Prior to the transaction, management evaluated the risks associated with this type of lending as well its potential for future interest and interchange income and its regulatory capital allocation. Going forward, the Bank will get a small portion of the interchange income on the transactions of the customers sold as well as a referral fee for new customers. Based on the Bank’s current loan funding pipeline, originations are expected to slow in the fourth quarter of 2017; however, the prospect list for new deals continues to grow.

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

At September 30, 2017, the allowance for loan losses totaled $1.8 million. A loan loss provision of $225,000 was made in the first nine months of 2017, increasing the allowance for loan losses balance from $1.6 million at year-end 2016. In addition to the loan loss provision, there were net recoveries for the first nine months of $8,000. As a result of the loan loss provision increasing the allowance for loan losses at September 30, 2017, the ratio of allowance to gross loans outstanding rose to 1.23%, compared to 1.14% at year-end 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allocation of the allowance at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
		Percent of		Percent of
		Loans in Each		Loans in Each
Balance at End of Period		Category to		Category to
Applicable to:	Amount	Total Loans	Amount	Total Loans
Commercial	$582,604	36.1%	$617,002	36.1%
Commercial Real Estate	889,360	46.6	459,805	45.3
Consumer	212,379	4.9	259,194	5.4
Residential	150,302	12.4	203,312	13.2
Unallocated	9,717	N/A	72,507	N/A
Total	$1,844,362	100.0%	$1,611,820	100.0%

The general component of the allowance for loan losses as a percentage of non-specifically identified loans was 0.87% at September 30, 2017 and 0.84% at year-end 2016. At September 30, 2017, there were unallocated reserves of $10,000 in the allowance for loan losses while there were unallocated reserves of $73,000 at December 31, 2016.

At September 30, 2017, the allowance contained $612,000 in specific allocations for impaired loans whereas at December 31, 2016 there was $432,000 specifically allocated for that purpose. The $180,000 increase during the first nine months of the year was due to two impaired loans. One loan was identified as impaired in the second quarter of 2017 and required a $66,000 allocation which remains at September 30, 2017. The second loan was identified as impaired at December 31, 2016 but required no reserve allocation at that time. Subsequently, and as a result of activities related to the collateral and the borrower, an allocation of $206,000 was assigned in the second quarter of 2017. The specific allocation of $206,000 for this credit remains at September 30, 2017.

There was a $91,000 decrease in specific allocations for other impaired loans resulting from principal payments as well as updated collateral evaluations. In total, there was $9.9 million of recorded investment on impaired loans at September 30, 2017 compared to $9.3 million at year-end 2016.

Not all specifically identified loans require an allocation of reserves. After a loan is specifically identified and an evaluation of the collateral or expected repayment is completed, typically a charge-off is made so that the remaining principal is the current value of the assigned collateral or expected repayment, therefore no further reserve is required. There were 16 impaired loans requiring no reserve at September 30, 2017. The recorded investment of these loans on that date was $7.0 million. The recorded investment of loans requiring no reserve comprised 71% of total specifically identified loans at September 30, 2017. This outcome is down from $7.8 million requiring no reserves at year-end 2016, or 84% of the recorded investment of specifically identified loans, due to the decrease in impaired loans requiring specific allocations since year-end 2016, detailed above.

Specifically identified loans requiring reserves had a recorded investment of $2.9 million at September 30, 2017 and $1.5 million at year-end 2016. The two loans mentioned above are largely responsible for the increase.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Another factor considered in the assessment of the adequacy of the allowance is the quality of the loan portfolio from a past due standpoint. From year-end 2016 to September 30, 2017, the recorded investment in accruing past due and non-accrual loans increased by $2.3 million. This was evidenced by a $224,000 increase in the recorded investment in past due loans and a $2.1 million increase in the recorded investment in non-accrual loans in the first nine months of 2017.

The recorded investment of accruing loans past due 30-59 days was $1.4 million at September 30, 2017; a $960,000 increase since year-end 2016. There were four loans past due 30-59 days at September 30; only one was also past due at December 31, 2016. One loan comprises 99% of the balance. The loan responsible for a majority of the balance was brought current in October.

There were no loans accruing interest past due 60-89 days at September 30, 2017 whereas there were three loans with a recorded investment of $737,000 at December 31, 2016.

There were no loans still accruing interest with a recorded investment past due 90 days and greater at either September 30, 2017 or December 31, 2016.

The oversight of payment delinquency continues to be stringent as the Bank recognizes that this behavior is often the first indication of deterioration in credit quality.

The recorded investment of non-accrual loans totaled $2.2 million at September 30, 2017; up $2.1 million from year-end 2016. There were seven non-accrual notes at September 30, 2017. The two notes added since year-end are responsible for the increase. One of the two is a note for $1.5 million secured by medical office space. The Bank has hired a Receiver to manage the property securing the note. The Receiver collects the rents due from the building tenants and uses the proceeds to pay the building’s operating costs. If there is any money left, the receiver sends it to the Bank for principal reductions. The Receiver is working to lease the remaining space in the building. The Bank is in the process of restructuring the borrower’s payments to help strengthen the cashflow related to this property in the meantime. The second note which became non-accrual in July (2017), is an SBA loan. When the note became 60-89 days past due, it was placed on non-accrual. A large portion of the balance outstanding is guaranteed by the Small Business Administration (“SBA”). At September 30, 2017, there were specific allocations of $399,000 in the allowance for any estimated collateral deficiency on the seven notes on non-accrual at September 30, 2017.

There were net recoveries of $15,000 for the third quarter of 2017 and net recoveries of $8,000 for the first nine months of 2017 and the corresponding ratio of annualized net recoveries to average loans was 0.04% and 0.01%. Similarly, there were net charge-offs of $14,000 for the third quarter of 2016 and net charge-offs of $47,000 for the first nine months of 2016. The ratio of annualized net charge-offs to average loans was 0.04% for the third quarter and 0.05% for the first nine months of 2016.

Another risk identified by the Company is interest rate risk. The Company attempts to mitigate interest rate risk in its loan portfolio in many ways. In addition to product diversification, two other methods used are to balance the rate sensitivity of the portfolio and avoid extension risk1.

[1]	Extension risk, as related to loans, exists when booking fixed rate loans with long final contractual maturities. When a customer is contractually allowed longer to return its borrowed principal and rates rise, the Bank is delayed from taking advantage of the opportunity to reinvest the returning principal at the higher market rate.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loan maturities and rate sensitivity of the loan portfolio at September 30, 2017 are set forth below:

	Within	Three to	One to	After
	Three Months	Twelve Months	Five Years	Five Years	Total
Commercial	$6,495,452	$11,380,304	$21,192,071	$14,911,108	$53,978,935
Commercial Real Estate:
General	8,699,865	5,233,183	41,751,413	10,002,999	65,687,460
Construction	345,375	0	2,338,940	1,365,000	4,049,315
Consumer:
Lines of credit	124,866	283,015	2,002,555	3,804,543	6,214,979
Other	23,107	53,952	724,763	336,651	1,138,473
Residential	850,368	1,112,426	31,060	16,649,799	18,643,653
	$16,539,033	$18,062,880	$68,040,802	$47,070,100	$149,712,815
Loans at fixed rates	$8,058,303	$6,631,107	$56,483,156	$33,847,681	$105,020,247
Loans at variable rates	8,480,730	11,431,773	11,557,646	13,222,419	44,692,568
	$16,539,033	$18,062,880	$68,040,802	$47,070,100	$149,712,815

At September 30, 2017, 70% of the Bank’s loan balances carried a fixed rate and 30% carried a floating rate. Since year-end 2016, there has been a 6% increase in the concentration of loans carrying a fixed rate. Some of the shift is a factor of the types of loans that have been paid off or have been added to the portfolio and some of the change is related to customer preference at the time of renewal. Since the rate environment is leaning toward further rate increases, management will be challenged to increase the Bank’s concentration of floating rate loans and limit originating loans with a fixed rate.

Avoidance of extension risk is another important means to mitigate interest rate risk. The maturity distribution of the Bank’s loan portfolio remained relatively balanced between short-term (less than one year) and long-term (greater than five years) maturities at both September 30, 2017 and December 31, 2016. At September 30, 2017, short-term maturities comprised 23% of the loan portfolio and long term maturities comprised approximately 31%. At December 31, 2016, short term maturities were 31% and long term maturities were 27% of the portfolio. The reduction in short-term maturities is directly related to the decrease in the construction portion of the commercial real estate loan segment. Construction loans typically carry a term of less than a year. As the projects were completed and the term financing occurred, the balances were transferred to a maturity category greater than one year. Additionally, $5.3 million of SBA loans were originated in the third quarter. The loans carry maturities that are beyond five years which increased the long term maturity category of the Bank’s loan portfolio since year-end 2016.

Foreclosed assets were $1.3 million at September 30, 2017, down slightly since December 31, 2016. Foreclosed assets consist of relinquished properties through the collection process which were previously customer collateral supporting various borrowings. There were five properties sold during the first nine months of 2017. The net gains realized on these sales were $60,000. No properties were added in the first nine months of 2017. At September 30, 2017, foreclosed assets consisted of nine real estate holdings, five less than at December 31, 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposit balances were $170.2 million at September 30, 2017, up from $167.7 million at December 31, 2016. The $2.5 million increase in deposits since year-end is mostly driven by a repurchase agreement customer transferring $1.8 million into an interest bearing demand deposit account in the third quarter of 2017.

Repurchase agreement balances were $1.7 million at September 30, 2017 and $4.6 million at December 31, 2016, a decrease of $2.9 million. In addition to the transfer mentioned above, another customer reduced their balance by $1.1 million since year-end 2016. The Bank is phasing out this product and intends to transfer the remaining balances to other deposit products by year-end 2017.

Shareholders’ equity was $14.4 million on September 30, 2017. On December 31, 2016, the balance was $14.1 million. The net increase was primarily made up of net income of $366,000 and share based compensation of $8,000 which were negated by a net comprehensive loss from security market value change of $8,000.

Total shares outstanding at both September 30, 2017 and December 31, 2016 were 4,101,664. The book value per share was $3.52 at September 30, 2017 compared to $3.43 at December 31, 2016.

In March 2017, the Company contributed $385,000 of capital to the Bank to supplement its regulatory capital ratios. The Bank has had regulatory capital ratios which are at a level considered to be well capitalized according to prompt corrective action guidance since its capital raise was completed in March 2016. The Bank continues to be well capitalized. At September 30, 2017, the Bank’s total risk-based capital ratio was 11.66% and its Tier 1 to average assets ratio was 8.24% compared to 11.12% and 8.30%, respectively, at December 31, 2016.

RESULTS OF OPERATIONS

There was net income of $366,000 for the first nine months of 2017 which compares favorably to $99,000 recorded for the first nine months of 2016. The corresponding basic and diluted income per share for the first nine months of 2017 was $0.09 compared to $0.03 for the first nine months in 2016.

The Company’s net income for the third quarter of 2017 was $204,000 and the basic and diluted income per share were $0.05 while for the third quarter of 2016, net income was $44,000 and basic and diluted earnings per share were $0.01. For the first nine months of 2017, the annualized return on the Company’s average total assets was 0.25% compared to 0.07% for the first nine months of 2016. For the third quarter of 2017, the annualized return on the Company’s average assets was 0.42%. For the third quarter of 2016, the annualized return on the Company’s average total assets was 0.09%.

The annualized return on the Company’s average equity for the first nine months and third quarter of 2017 was 3.41% and 5.67%, respectively. For the first nine months of 2016, the annualized return on the Company’s average equity was 1.10% and was 1.26% for the third quarter of 2016.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A primary component of the Company’s revenue is its net interest income. The Company’s net interest income was more for the first nine months of 2017 compared to the similar period in 2016 and the net interest margin was higher. The following table sets forth certain information relating to the Company’s consolidated average interest earning assets and interest bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expenses by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Nine Months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$21,956,326	$167,112	1.01%	$18,469,639	$69,240	0.50%
Securities	17,971,005	199,933	1.48	22,668,137	227,102	1.34
Loans (including held for sale and non accrual)	141,612,846	5,133,812	4.83	125,715,308	4,649,603	4.93
Total interest earning assets	181,540,177	5,500,857	4.04	166,853,084	4,945,945	3.95
Other assets	16,634,030			16,975,843
	$198,174,207			$183,828,927
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$129,519,905	$500,462	0.52	$123,884,523	$473,976	0.51%
Repurchase agreements	4,729,666	14,587	0.41	4,068,536	12,520	0.41
Subordinated debentures and note payable	4,500,000	115,989	3.44	4,906,424	123,931	3.37
Total interest bearing liabilities	138,749,571	631,038	0.61	132,859,483	610,427	0.61
Non-interest-bearing deposits	44,580,199			38,147,565
Other liabilities	521,660			788,523
Shareholders’ Equity	14,322,777			12,033,356
	$198,174,207			$183,828,927
Net interest income (tax equivalent basis)		$4,869,819			$4,335,518
Net interest spread on earning assets (tax equivalent basis)			3.43%			3.34%
Net interest margin on earning assets (tax equivalent basis)			3.58%			3.46%
Average interest-earning assets to average interest-bearing liabilities			130.84%			125.59%
Tax equivalent adjustment		0			732
Net interest income		$4,869,819			$4,334,786

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net interest income for the first nine months of 2017 was $4.9 million compared to a figure of $4.3 million for the same nine months in 2016. Similarly, the net interest spread on average earning assets and the net interest margin were also higher between the two nine month periods. The net interest spread increased nine basis points to 3.43% and the net interest margin increased by 12 basis points and was 3.58% for the first nine months of 2017 compared to the similar ratios in 2016. The additional $14.7 million interest earning assets yielded $535,000 more in net interest income. A majority of the interest earning asset growth was to the highest yielding category; loans. For the first nine months of 2017, loans comprised 78% of interest earning assets but for the first nine months of 2016, loans were 75% of total interest earning assets. Conversely, the average rate earned on the loan portfolio was 4.83% in the first nine months of 2017 but was 4.93% for the first nine months of 2016. Regardless of the ten basis point difference, the favorable change in the mix of earning assets boosted the average rate earned on earning assets by nine basis points. The average rate earned on interest earning assets was 4.04% for the nine month period ending September 30, 2017 compared to 3.95% for the same period in 2016.

The decreasing average rate earned by the loan portfolio is directionally contradictory to the increase in the national lending rates over the past twelve months. Manage believes some of the decrease in the average rate earned by the loan portfolio is explained by increasing market competition for loans and some is due to improvement in the creditworthiness of borrowers. In either case, sometimes the Bank has to offer rates that are lower than the average portfolio rate. Lower rates are not being automatically offered on renewals or new business. To maintain the quality of the loan portfolio, each rate decision takes into consideration the strength of the loan from an underwriting standpoint. Lower rates are used selectively based on the risk characteristics of the credit.

In the first nine months of 2017, the Company’s cost of funds was 0.61%, exactly what it was for the first nine months of 2016. Although national prime lending rates have risen over the past twelve months, the Bank has not made many changes to the rates paid on its deposits; the largest interest bearing category.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter-to-quarter comparison of consolidated average interest earning assets and interest bearing liabilities and average yield on assets and average cost of liabilities for the third quarter ended September 30, 2017 and 2016 is in the table below.

	Three Months ended September 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Federal funds sold and interest- bearing deposits with banks	$14,999,041	$47,753	1.27%	$21,556,681	$27,108	0.50%
Securities	18,846,095	71,066	1.51	20,867,610	67,038	1.29
Loans (including held for sale and non accrual)	145,608,118	1,763,512	4.84	127,856,117	1,553,794	4.86
Total interest earning assets	179,453,254	1,882,331	4.20	170,280,408	1,647,940	3.87
Other assets	16,378,841			16,922,812
	$195,832,095			$187,203,220
Liabilities and Shareholders’ Equity
Interest-bearing deposits	$126,805,745	$165,595	0.52	$121,770,387	$155,127	0.51%
Repurchase agreements	4,997,733	5,233	0.42	4,161,666	4,221	0.41
Subordinated debentures and note payable	4,500,000	41,168	3.66	4,500,000	32,037	2.85
Total interest bearing liabilities	136,303,478	211,996	0.62	130,432,053	191,385	0.59
Non-interest-bearing deposits	44,536,771			42,173,645
Other liabilities	594,403			491,035
Shareholders’ Equity	14,397,443			14,106,487
	$195,832,095			$187,203,220
Net interest income (tax equivalent basis)		$1,670,335			$1,456,555
Net interest spread on earning assets (tax equivalent basis)			3.58%			3.28%
Net interest margin on earning assets (tax equivalent basis)			3.72%			3.42%
Average interest-earning assets to average interest-bearing liabilities			131.66%			130.55%
Tax equivalent adjustment		0			0
Net interest income		$1,670,335			$1,456,555

Net interest income was $214,000 more in the third quarter of 2017 compared to the similar period in 2016. Likewise, both the net interest spread and net interest margin were also higher in 2017’s third quarter compared to 2016’s third quarter. The net interest spread for the three month period ending September 30, 2017 was 3.58% compared to 3.28% in the third quarter of 2016. The net interest margin was 30 basis points higher for the third quarter of 2017 at 3.72% than for the third quarter of 2016.

The yield on interest earning assets rose 33 basis points between the third quarter of 2016 and the third quarter in 2017. Similar to the year-to-date results, the increased concentration of loans within interest earning assets drove the net interest spread and margin higher. Loans comprised 81% of interest earning assets during the third quarter of 2017 but only 75% for the third quarter of 2016. The loan portfolio is the highest yielding asset category.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s cost of funds was 0.62% for the third quarter of 2017 rising three basis points compared to the third quarter of 2016. The rate paid on interest bearing deposits and repurchase agreements both increased one basis point. The larger rate increases were experienced on the Company’s subordinated debentures. The average rate paid for the third quarter of 2017 was 81 basis points more than the third quarter in 2016.

Management expects the Company’s net interest margin to increase in the remaining quarter of 2017. The Company’s liquidity has decreased to a manageable level and newly originated loans will continue to increase the concentration of loans within interest earning assets. Further, management does not anticipate much movement in the rates paid on interest bearing deposit liabilities.

Continued improvement in the mix of earning assets is needed in order to grow net interest income in this low rate environment. Thus, asset liability management remains an important tool for assessing interest rate sensitivity; it also provides a tool for monitoring liquidity. Liquidity management involves the ability to meet the cash flow requirements of the Company’s customers. These customers may be either borrowers with credit needs or depositors wanting to withdraw funds. Management of interest rate sensitivity attempts to avoid widely varying net interest margins and achieve consistent net interest income through periods of changing interest rates.

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

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Details of the repricing gap at September 30, 2017 were:

	Interest Rate Sensitivity Period
	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Earning assets
Interest-bearing deposits in other financial institutions	$7,555,403	$0	$0	$0	$7,555,403
Securities (including FHLB stock)	3,113,854	3,449,347	11,293,385	0	17,856,586
Loans held for sale	0	0	0	0	0
Loans	48,481,089	12,538,972	63,337,467	25,355,287	149,712,815
	59,150,346	15,988,319	74,630,852	25,355,287	175,124,804
Interest-bearing liabilities
Savings and checking	106,037,365	0	0	0	106,037,365
Time deposits <$100,000	4,244,054	4,392,475	4,633,657	29,240	13,299,426
Time deposits >$100,000	2,259,535	3,610,675	2,728,855	0	8,599,065
Repurchase agreements and Federal funds purchased	1,692,535	0	0	0	1,692,535
Notes payable and other borrowings	4,500,000	0	0	0	4,500,000
	118,733,489	8,003,150	7,362,512	29,240	134,128,391
Net asset (liability) repricing gap	$(59,583,143)	$7,985,169	$67,268,340	$25,326,047	$40,996,413
Cumulative net asset (liability) repricing gap	$(59,583,143)	$(51,597,974)	$15,670,366	$40,996,413

Currently, the Company has a negative twelve month repricing gap which indicates that the Company is liability sensitive in the next twelve month period. This position implies that more rate bearing products have an opportunity to reprice during this period. Over the last eighteen months, increases to national prime lending rates have not had much effect on the rates paid on liabilities. Eventually, management believes, the local market rates paid on deposits is expected to increase since there are further rate increases expected to national lending rates. If the Company still has a negative repricing gap, there may be a detrimental impact to net interest income. The interest rate sensitivity table above simply illustrates what the Company is contractually able to change in certain time frames.

There was a provision for loan losses of $51,000 recorded in the third quarter of 2017 and $174,000 recorded in the second quarter making the provision expense for the first nine months of the 2017, $225,000. There was none for the first nine months of 2016. Calculated provision expense is associated with growth as well as changes in historical loss calculations, economic conditions (local and national), delinquency, net charge-offs or recoveries and changes to credit quality grades; up and down. A methodical assessment of these factors generates the reserves required for the risk in the Bank’s loan portfolio and the required provision expense. The provision expense recorded in the third quarter of 2017 was due to both growth and loan grade changes. The largest grade change occurred when a $1.4 million loan was downgraded to a seven. The loan was graded a six at year-end 2016. The higher the loan grade within the pool, the more loan loss allocation is required.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the second quarter, the loan loss provision of $174,000 was related to changes in the credit quality of two loans identified as impaired during the second quarter. One loan required a $66,000 allocation; an amount higher than that required when it was in the general pool. The second loan was identified as impaired at December 31, 2016 but had no reserve allocation. As a result of activities related to the collateral and the borrower an allocation of $206,000 was required. These allocations were partially funded by unallocated reserves.

Management will continue to review the allowance with the intent of maintaining it at an appropriate level for the portfolio’s credit quality and perceived risk factors. The provision for loan losses is an estimate and may be increased or decreased in the future.

Non-interest income recorded in the first nine months of 2017 was $1.2 million; the same as the first nine months of 2016. Although the year-to-date results for non-interest income were similar in total, there were differences in the components. Gains on foreclosed asset sales were $60,000 for the first three quarters of 2017 compared to $168,000 for the first three quarters of 2016. In the prior year, the Bank benefitted from foreclosed asset sales which had no carrying value. There were fewer foreclosed assets of this kind available in 2017 and as of May 2017 all of the assets which had no carrying value were liquidated. Lower revenue stemming from foreclosed asset transactions is expected going forward.

For the first nine months of 2017, recorded gains on loan sales were $216,000 compared to $121,000 for the first nine months of 2016. Strengthened revenue stemming from loan sales helped lessen the $108,000 difference related to foreclosed asset transactions. A portion of the increase in recorded gains on loan sales stemmed from a single, specific transaction. In the first quarter of 2017, the Bank finalized the sale of its credit card portfolio. On February 17, 2017, the Bank sold credit card receivables of $445,000. The gain on the transaction was $46,000. Complementing this income was strengthened gains from selling mortgage loans. Gains on the sale of mortgage loans were $171,000 for the first nine months of 2017. This outcome was $49,000 more than gains recorded on the sale of mortgage loans in the first nine months of 2016. The Bank is benefitting from a more seasoned staff and a more active real estate market. Also, there continues to be decreases in service charges on deposit accounts; mainly overdraft fee income. Overdraft income was $13,000 less between the first nine months of 2017 and that of 2016. The Bank attributes a portion of the difference to the improving economy. Management is analyzing other fee opportunities on deposits to boost service fee revenue going forward.

Non-interest income for the third quarter of 2017 was $385,000 compared to $374,000 of non-interest income in the third quarter of 2016. Similar to year-to-date, a majority of the differences in the third quarter outcomes of 2017 and 2016 were due to the same areas; lower gains on foreclosed asset sales partially offset by higher gains on loan sales. For the third quarter of 2017, gains of foreclosed asset sales were $9,000 compared to $21,000 for the third quarter of 2016. Conversely, gains on loan sales were $12,000 more in the third quarter of 2017. Gains on the sale of mortgage loans were $62,000 for the third quarter of 2017.

COMMUNITY SHORES BANK CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-interest expenses for the first three quarters of 2017 were $5.3 million; $129,000 less than the total for the first three quarters of 2016. Similarly, non-interest expenses of $1.7 million for the third quarter of 2017 were $68,000 lower compared to the third quarter of the previous year.

Professional services totaled $275,000 for the first nine months of 2017. This outcome was $32,000 less than the first nine months of 2016 when professional services expenses were $307,000. There were additional audit expenses paid in 2016 related to the finalization of the Company’s 2015 Annual Report. Additionally, there were legal expenses incurred in relation to the development of the Company’s 2016 Stock Compensation Plan.

Foreclosed asset impairments varied between 2017 and 2016 affecting both the nine month and three month results. Foreclosed asset impairments were $97,000 for the first nine months of 2017 but were $134,000 for the first nine months of 2016. The reduction in impairment charges stems from a bolstered real estate market as well as the fact that there are fewer properties in the foreclosed portfolio that are subject to evaluations.

There were no foreclosed asset impairments for the third quarter of 2017 but $49,000 for the third quarter of 2016.

FDIC insurance expenses were $118,000 for the first nine months of 2017 and $173,000 for the first nine months of 2016. The $55,000 reduction in the Bank’s FDIC premium accruals were due to a strengthened regulatory capital position and improved risk profile.

FDIC insurance expenses were $44,000 for the third quarter of 2017 compared to $45,000 for the third quarter of 2016.

The Company recorded a federal income tax expense of $189,000 for the first nine months of 2017 compared to $46,000 for the first nine months of 2016. For the third quarter of 2017, federal income tax expense was $106,000 compared to $23,000 for the similar period in 2016. Federal tax expense differences essentially result from differences in pre-tax income between the periods being compared.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the first nine months of the year ended September 30, 2017 what materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNITY SHORES BANK CORPORATION

November 14, 2017	By:	/s/ Heather D. Brolick
Date		Heather D. Brolick
President and Chief Executive Officer
(principal executive officer)

November 14, 2017	By:	/s/ Tracey A. Welsh
Date		Tracey A. Welsh
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

3.1	Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Company’s September 30, 2004 Form 10-QSB (SEC file number 333-63769).

3.2	Bylaws of the Company are incorporated by reference to exhibit 3(ii) of the Company’s Form 8-K filed July 5, 2006 (SEC file number 000-51166).

31.1	Rule 13a-14(a) Certification of the principal executive officer.

31.2	Rule 13a-14(a) Certification of the principal financial officer.

32.1	Section 1350 Chief Executive Officer Certification.

32.2	Section 1350 Chief Financial Officer Certification.